Form 10-K
period 2011-12-31
Synacor, Inc.
filed 2012-03-30
CIK 1408278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-33843

Synacor, Inc.

(Exact name of registrant as specified in its charter)

Delaware	16-1542712
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 La Riviere Drive, Suite 300 Buffalo, New York	14202
(Address of principal executive offices)	(Zip Code)

(716) 853-1362

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.01 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(b) of the Act:

None.

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer.” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 10, 2012, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $87.7 million based on the number of shares held by non-affiliates as of February 10, 2012 and based on the last reported sale price of the registrant’s common stock on The NASDAQ Global Market on such date. The registrant has elected to use February 10, 2012 as the calculation date because it was the initial trading date of the registrant’s common stock on The NASDAQ Global Market. For purposes of this disclosure, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock at such time and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2012, there were 26,743,242 shares of the registrant’s common stock issued and outstanding. All share and per share amounts in this Annual Report on Form 10-K reflect the 1-for-2 reverse stock split of the registrant’s common stock which took effect immediately prior to the effectiveness of the registration statement for the registrant’s initial public offering.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated. That Proxy Statement will be filed within 120 days of registrant’s fiscal year ended December 31, 2011.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements that reflect our current views with respect to future events or our future financial performance, are based on information currently available to us, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words “believes,” “can,” “expects,” “anticipates,” “estimates,” “intends,” “objective,” “plans,” “possibly,” “potential,” “predicts,” “targets,” “likely,” “may,” “might,” “would,” “should,” “could,” and similar expressions or phrases (including the negative of such expressions or phrases). We intend all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements about:

•	our expected future financial performance;

•	our expectations regarding our operating expenses;

•	our ability to maintain or broaden relationships with existing customers and develop relationships with new customers;

•	our success in anticipating market needs or developing new or enhanced services and products to meet those needs;

•	our expectations regarding market acceptance of our services and products;

•	our ability to recruit and retain qualified technical and other key personnel;

•	our competitive position in our industry, as well as innovations by our competitors;

•	our success in managing growth;

•	our plans to expand into international markets;

•	our success in identifying and managing potential acquisitions;

•	our capacity to protect our confidential information and intellectual property rights;

•	our need to obtain additional funding and our ability to obtain funding in the future on acceptable terms; and

•	anticipated trends and challenges in our business and the markets in which we operate.

Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. All forward-looking statements involve risks, assumptions and uncertainties. Given these risks, assumptions and uncertainties, you should not place undue reliance on any forward-looking statements. The occurrence of the events described, and the achievement of the expected results, depend on many factors, some or all of which are not predictable or within our control.

Actual results may differ materially from expected results. See “Risk Factors” and elsewhere in this Annual Report on Form 10-K for a more complete discussion of these risks, assumptions and uncertainties and for other risks, assumptions and uncertainties. These risks, assumptions and uncertainties are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.

Other unknown or unpredictable factors also could harm our results. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur, and we therefore qualify all of our forward-looking statements by these cautionary statements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which it is made. Except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Our Business

Synacor, Inc. (“we,” “Synacor” or the “Company”) is a leading provider of authentication and aggregation solutions for delivery of online content and services. We deliver our solutions as a set of services through our hosted and managed platform, enabling cable and telecom service providers and consumer electronics manufacturers to provide the online content and services their consumers increasingly demand. Our platform allows our customers to package a wide array of online content and services with their high-speed Internet, communications, television and other offerings. Our customers offer our services under their own brands on Internet-enabled devices such as PCs, tablets, smartphones and connected TVs.

Our platform provides single sign-on capability, enabling consumers to seamlessly sign in and consume packaged online content and services from numerous programmers and content providers. These services include e-mail, security, online games, music and authentication of TV Everywhere, a technology enabling consumers with applicable rights to access on-demand television online via multiple devices including PCs, tablets, smartphones and connected TVs. We offer consumers access to these services on demand through a user-friendly, customer-branded online solution and, increasingly, across multiple devices. We enable our customers to up-sell a menu of content and services to their consumers either on a pay-per-view basis or as a new service tier added to their existing subscription relationship.

Our platform offers our customers a comprehensive solution by providing consumers access to a broad range of online products and services. Following initial integration with our platform, our customers gain access to a wide range of programmers and content and service providers with whom we have licensing and distribution agreements. In addition, we may integrate into our platform content and services that form part of our customers’ existing offerings. Our platform’s flexible architecture integrates with our customers’ billing and subscriber management systems, as well as with third-party content and services.

Our customers direct consumers to their branded websites, which comprise the consumer-facing components of our platform, where consumers have access to the online content and services available to them at their respective subscription levels. This enhanced Internet experience helps connect us and our customers to their large and engaged consumer base. We monetize the online traffic generated by these consumers through search and display advertising. We also charge fees for value added services delivered through our platform. Search queries, advertising impressions and use of our services have grown as we have added new customers and as our existing customers continue to further adopt our service offerings. Our business model creates deep customer relationships: as we monetize our customers’ online traffic, we share a portion of this revenue with our customers, resulting in a mutually beneficial partnership.

Our Strategy

We intend to:

•	Increase penetration and monetization of existing customers.

•	Acquire new customers.

•	Continue to invest in platform enhancements and technology solutions.

•	Expand internationally.

Services and Products

We provide a proprietary technology platform that enables our customers to drive consumer engagement and generate new revenue streams through an array of online content and services such as video, search, advertising and value added services. Our customers use our platform to develop personalized websites that serve as their consumers’ respective online hubs for communication services, entertainment offerings and support services.

Our platform enables our customers to combine entertainment, such as television shows, multi-player games and streaming music based on a subscriber’s access rights and preferences with communications offerings such as voicemail, e-mail, and third party messaging services like Yahoo Mail, Google Gmail, AOL Mail, Facebook, and Twitter. Our platform further allows our customers to deliver appropriate account tools, support, bill pay services and up-sell promotions to their consumers, all without leaving the applicable customer’s website.

We generate revenue from consumer traffic on our platform through search and display advertising revenue, which we collect from our search partner, Google, our advertising network providers and directly from advertisers. We typically share a portion of this search and display advertising revenue with our customers. We also generate recurring revenues in the form of subscriber-based fees for the use of our platform, value added services and paid content, which we collect from our customers.

Our Platform

The key features of our platform include the following:

•

Website Design and Development. Using our technology platform, we create, design and develop branded websites for our customers. Our websites are designed to be the initial online destination for our customers’ consumers and typically aggregate a broad array of resources, including free-to-subscriber content and service offerings, value added services, online content and search, all in one location.

•

Unified Registration and Login (Single Sign-On). Our platform gives subscribers access to all of the value added services and paid content, including subscription television programming they have the right to consume, using a single user ID and password, which are typically the same credentials that they use for e-mail. Single sign-on for subscribers is accomplished by integrating with both our customers and our content and value added service partners. Because our single sign-on technology was built to accommodate many authentication mechanisms, we are able to integrate with a wide range of partners.

•

Billing Integration. Our platform allows our customers to integrate billing for value added services and paid content purchases with other services and products provided to their subscribers, including television and telephony service. A customer may collect transaction fees via credit card or on the subscriber’s service provider bill, and it may bill transactions each time they occur or on a monthly basis using monthly summary totals. Our system enables online bill review, providing subscribers with access to a detailed transaction account.

•

Personalization. Our platform enables the consumer to personalize his or her online experience through customization and localization. Consumers may add, delete, move, and otherwise customize the content displayed on our customers’ branded websites, such as by setting preferred television stations in our TV-at-a-glance module. Localization allows consumers to set a website to a “favorite” zip code to gain access to radio stations, weather, movies, and events, all in the local area. Among other things, our platform allows consumers to comment on online articles and to create shortcuts to their favorite content using an online “personal assistant” on the personalized website. Consumers are able to manage access to services and products available to each member of the household, define a budget limit for purchases for each member of the household and set the payment method (service provider bill vs. credit card) for access to paid offerings.

•

Video Delivery Capability. Our video delivery capability includes two primary components: a video player and a video discovery and delivery system. The video player contains video controls such as play, pause, fast forward and rewind and full-screen viewing and can be configured to play within or on top of a page. Our video discovery and delivery system is database-driven, supports multiple video hosting methods and enables transcoding from a number of video formats to formats that are playable on a variety of devices. The system contains a number of access control mechanisms, including the ability to restrict access based on IP address, location, consumer type or household management settings. The system also permits consumers to search videos and browse by channel, genre or content type.

•

Content Management System. Our proprietary content management system enables our customers and us to create dynamic, customizable online experiences containing content from various sources. Content is distributed via web services in an architecture that is easily portable to multiple devices and platforms. Our system is comprised of administrative interfaces, a scalable content storage system and a system to distribute content to the platform. The interface is easy to use and displays a preview of page or component designs prior to approval and publishing. Our system can also automatically publish content from outside sources or assign publishing rights, by site section, to outside vendors.

•

Household Management. Our household management system puts parents in control of the content their children are allowed to purchase or consume through our platform. Among other things, this system allows the head of household to specify the range of products their “child accounts” may access and utilize and to establish preset spending limits for content purchases such as music.

•

Toolbar. We offer our customers the ability to create branded toolbars that can be personalized by their consumers. The toolbar can be updated automatically as new features become available and may be configured with search, weather, television and movie listings as well as value added services and paid content packages, enabling consumers to access their favorite features on our platform even when they leave our customers’ websites. The toolbars can also integrate internal services such as instant messaging, customer support and e-mail.

•	Television Listings. Our platform provides television listings and corresponding television channels, which enables consumers to search and browse local television programming.

Search and Display Advertising

We use search and display advertising to generate revenue from consumer online traffic generated on our platform.

Search Advertising. We have a revenue-sharing relationship with Google, pursuant to which we include a Google-branded search tool on our customers’ websites. When a consumer makes a search query using this tool, we deliver it to Google, and Google returns search results that include advertiser-sponsored links to us, which we pass on to the consumer. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us, which we in turn share with the applicable customer. We receive a monthly payment from Google within 30 days following the end of the month in which the revenue from the Google search advertising was earned; in turn we make revenue-share payments to our customers, subject to varying payment terms requiring payment from 30 days to 45 days following either the end of the month or quarter in which the revenue share was generated.

Display Advertising. We generate advertising revenue when consumers view or click on a text, graphic or video advertisement that is delivered on a Synacor-operated website. We sell some of our advertising inventory directly to advertisers using our team of direct advertising sales employees and independent advertising sales representatives. Our advertisers pay us a fee when a subscriber views or clicks the advertisement we place on their behalf on our customer’s website. We sell the rest of our advertising inventory through arrangements we have entered into with several advertising networks, including DoubleClick (a division of Google) and advertising.com (a division of AOL), among others. Advertisers pay these networks a fee to place their advertisements on various websites. When the networks place an advertisement on one of our customers’ websites, the network will pay us a portion of that fee. We typically share a portion of the payments from advertisers or advertising networks with the applicable customer. We have varying payment terms from advertisers and advertising networks ranging from 30 days to 65 days following the end of the month in which the revenue from the advertiser was earned; in turn we make revenue-share payments to our customers, subject to varying payment terms requiring payment from 30 days to 45 days following either the end of the month or quarter in which the revenue share was generated.

As we hire additional advertising salespeople and retain additional independent advertising sales representatives, we will target more advertisers directly as opposed to through advertising networks to fill our advertising inventory, which we expect will result in higher cost-per-thousand impressions (referred to as cost per mille, or CPMs) and, consequently, higher revenue.

Subscriber-Based Services

Using our proprietary technology platform, we provide our customers a flexible solution, enabling them to deliver a wide range of online content and value added services from multiple sources in a single, customizable online location. Our customers use our platform to provide their subscribers with access to free-to-subscriber content and service offerings, including television programming, news, sports, entertainment and weather, as well as paid content and other value added services, all from one location and with one login. Our platform employs a scalable and flexible architecture that allows us, and our customers, to add or change features and applications regularly, enabling subscribers to access them across a wide range of Internet-enabled devices, such as PCs, tablets, smartphones and connected TVs.

We offer both free-to-subscriber content and service offerings and paid content and value added services, which are paid for by our customers or their subscribers, individually or in bundled packages. The packages are accessed via our single sign-on capability according to access rules established by our customers and the content or service providers. These are available at our customers’ websites as well as the websites of the content and service providers. The following are illustrative examples of some of these packages, which we allow our customers to modify if they desire:

•

E-mail and Calendar. We provide e-mail and calendar solutions to our customers using a suite of messaging products provided by a third party. We integrate these products into our technology platform to deliver e-mail and family calendars to subscribers from their websites. The system enables us to highlight customer-related and community events on subscribers’ calendars and insert advertising into e-mail interfaces. Additionally, we have developed voicemail and VOIP functionality for e-mail that allows subscribers to access voicemail from their e-mail.

•

Security. Our security offering typically includes anti-virus, firewall and intrusion detection, pop-up blocker, parental controls and automatic updates all powered by security suites, such as F-Secure.

•

TV Everywhere. Our platform enables subscribers to watch free television online or utilize our authentication functionality to authorize them to watch premium television online, on-demand using an approved Internet-connected device. We have developed a combined television/video solution with an information architecture that improves usability and serves as a destination point for all platforms, including linear, video on demand, or VOD, and other online content.

•

Variety Package. Our variety package combines content from several Internet subscription and entertainment products into a single package. These packages may include any combination of games (such as AtomShockwave), greeting card services (such as American Greetings), weather services (such as weather.com), educational elements (such as Encyclopedia Britannica or Clever Island) and sports elements (such as MLB.com, NASCAR.com Trackpass, NHL.com or Fox Sports).

•

Sports Plus Package. The sports plus package combines access to multiple sports-related content providers that would otherwise require separate subscriptions into a single package. The package includes access to MLB.com, NASCAR.com Trackpass, NHL.com and Fox Sports.

•

Portable and Non-Portable Music. Our music offering includes download-to-own, download-to-rent, and streaming music from our content providers’ libraries. Non-portable subscriptions allow subscribers to play music on their PCs, while portable subscriptions allow the subscribers to listen to music on a mobile device. Our music services are provided through contractual relationships with MediaNet and Rdio, Inc.

•

GamesSomniaTM. Our GamesSomnia package includes subscriptions to popular online gaming services and gaming-related news sources, which may include offerings from Classic Atari, LEGO PC Games, Yummy Arcade, Shockwave and IGN Insider.

•

Learning EdgeTM. Our Learning Edge package combines a number of educational products that appeal to families with young children, which may include offerings from Nick Jr. Boost, Boston Test Prep, Clever Island, Encyclopedia Britannica and IKnowThat.com.

We invoice our customers on a monthly basis with varying payment terms ranging from 30 days to 45 days following the end of the month in which the revenue was earned. Our content provider payment terms range from prepayment to 30 days or 45 days following the end of the month in which the content was provided.

Technology and Operations

Technology Platform Architecture

Our technology platform has been designed and built to support reliability and scalability. To route traffic through our network in the most efficient manner, we use load-balancing products, which spread work among multiple servers, and link controllers, which monitor availability and performance of multiple connections to our platform. Our technology platform is fault tolerant and scalable through the addition of more servers as usage grows.

Data Center Facilities

We currently operate and maintain four data centers in regionally diverse locations and have a network operations center which is staffed 24 hours a day, seven days a week. Our three primary data centers are located in shared facilities in Atlanta, Georgia; Denver, Colorado and Amsterdam, The Netherlands. We also maintain a secondary data center in a shared facility in Buffalo, New York. All systems are fully monitored for reporting continuity and fault isolation. The Atlanta, Buffalo, Denver and Amsterdam data centers are each in a physically secure facility using monitoring, environmental alarms, closed circuit television and redundant power sources. Our network operations center is located in a secure facility.

Customers

Our customers principally consist of high-speed Internet service providers, such as Charter Communications Inc., or Charter, and CenturyLink, Inc., or CenturyLink, as well as a consumer electronics manufacturer, Toshiba America Information Systems, Inc., or Toshiba. Our customer contracts typically have an initial term of two to three years from the deployment of the customer’s website and frequently provide for one or more automatic renewal terms of one to two years each. Our customer contracts typically contain service level agreements which call for specific system “up times” and 24 hours per day, seven days per week support. As of December 31, 2011, we had agreements with over 45 customers.

Content Providers

We license the content which we provide to our customers, including free and paid content offerings and value added services, from numerous third-party content and service providers. Our content and service partners provide a variety of content, including news and information, entertainment, sports, music, video, games, shopping, travel, autos, careers and finance. To obtain this content, we enter into a variety of licensing arrangements with our content providers. These arrangements are typically one to three years in duration with payment terms that may be based on traffic, advertising revenue share, number of subscribers, flat fee payments over time, or some combination thereof. We use licensed content to populate our customers’ websites, as well as to provide value added services and paid content that subscribers may purchase for additional fees. As of December 31, 2011, we had arrangements with over 75 content providers such as MLB Advanced Media, L.P., or MLB Advanced Media, CNN, The Associated Press, FOX News Network, LLC, NASCAR, MusicNet, Inc., AG.com, Inc., or American Greetings, and Encyclopedia Britannica, Inc.

Sales and Marketing

Our sales and marketing efforts focus on five primary areas: platform sales, client services, account management, marketing and advertising sales. Our platform sales team consists of direct sales personnel who call upon prospective customers, typically large and mid-sized high-speed Internet service providers and consumer electronics manufacturers. A significant amount of time and effort is devoted to researching and analyzing the requirements and objectives of each prospective customer. Each bid is specifically customized for the prospective customer, and often requires many months of interaction and negotiation before an agreement is reached.

Once an agreement is reached, our client services team, working closely with the sales team, assumes responsibility for managing the customer relationship during the time of the initial deployment and integration period, which is usually three to six months. During this period, the customer’s technology platform is assessed and, if required, modifications are proposed to make it compatible with our technology platform. The client services team is responsible for the quality of the client deployment, customer relationship management during the time of deployment and integration and project management associated with upgrades and enhancements.

After deployment, our account management team takes over management of the customer relationship, analyzing the ways in which a customer could further benefit from increased use of our products and services. The account management team is responsible for ongoing customer relationship management, upgrades and enhancements to the available products and services, as well as tracking the financial elements and performance of the customer relationship.

Our marketing team works closely with our account management team to deliver marketing programs that support our customers’ sales efforts as well as their consumers’ interaction with these products and services. We assist our customers in developing marketing materials, advertising and cross-channel commercials that can be accessed by consumers through different media outlets, including the Internet, print, television, and radio. We also assist our customers in training their customer service representatives to introduce and sell value added services and our paid content offerings to new and existing customers.

Our advertising sales team sells display advertising inventory directly to advertisers, frequently through the advertising agencies representing those advertisers. These advertisers may be small companies with the advertising regionally focused on the website of one customer, or large companies with nationwide advertising on the websites of many customers. We have a team of direct advertising sales employees and independent advertising sales representatives focused on this effort and expect to add to this team and to grow the amount of display advertising revenue generated with our customers.

Government Regulation

We generally are not regulated other than under international, federal, state and local laws applicable to the Internet or e-commerce or to businesses in general. Some regulatory authorities have enacted or proposed specific laws and regulations governing the Internet and online entertainment. These laws and regulations cover issues such as taxation, pricing, content, distribution, quality and delivery of services and products, electronic contracts, intellectual property rights, user privacy and information security.

Federal laws regarding the Internet that could have an impact on our business include the following: the Digital Millennium Copyright Act of 1998, which is intended to reduce the liability of online service providers of third-party content, including content that may infringe copyrights or rights of others; the Children’s Online Privacy Protection Act, which imposes additional restrictions on the ability of online services to collect user information from minors; and the Protection of Children from Sexual Predators Act, which requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

Laws and regulations regarding user privacy and information security impact our business because we collect and use personal information regarding our customers’ websites. We use this information to deliver more relevant content and services and provide consumers with a personalized online experience. We share this information on an aggregate basis with our customers and content providers and, subject to confidentiality agreements, to prospective customers and content providers. Laws such as the CAN-SPAM Act of 2003 or other user privacy or security laws could restrict our and our customers’ ability to market products to their consumers, create uncertainty in Internet usage and reduce the demand for our services and products or require us to redesign our customers’ websites.

Intellectual Property

We believe that the protection of our intellectual property is critical to our success. We rely on copyright and service mark enforcement, contractual restrictions and trade secret laws to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with certain parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. Our registered service mark in the United States is Synacor®.

We endeavor to protect our internally developed systems and maintain our trademarks and service marks. We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by United States and international copyright laws.

In addition to legal protections, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product support and services are essential to establishing and maintaining a technology leadership position.

Competition

The market for Internet-based services and products in which we operate is highly competitive and involves rapidly-changing technologies and customer and consumer requirements, as well as evolving industry standards and frequent product introductions. While we believe that our platform offers considerable value and flexibility to our customers by helping them to extend their consumer relationships to a wide variety of Internet-based services, we face competition at three levels:

•	When one of our prospective or existing customers considers another supplier, including one of our partners, for elements of the services or products which we provide.

•	When consumers choose to rely on other vendors for similar products and services.

•	When content and service providers prefer to establish direct relationships with one or more of our customers.

Our technology platform, value added services and paid content offerings compete primarily with high-speed Internet service providers that have internal information technology staff capable of developing similar solutions in-house. In addition, we compete with companies such as Facebook, Inc., Yahoo! Inc., or Yahoo!, Google, AOL LLC, or AOL, and MSN, a division of Microsoft Corporation, or Microsoft, which have destination websites of their own or are capable of delivering competing platforms with content and service offerings similar to ours.

We also compete with providers of paid content and services over the Internet, especially companies with the capability of bundling paid content and value added services in much the same manner that we do. These companies include ESPN3, F-Secure Corporation or F-Secure, Exent Technologies Ltd. or Exent, Zynga Inc., MLB Advanced Media, Symantec Corporation, McAfee, Inc., Activision Blizzard, Inc. and Electronic Arts Inc. In some cases we have performed software integrations with these companies on behalf of our customers or, as in the case of F-Secure and Exent, we have partnered with them in order to offer their services more broadly to all our customers.

We believe the principal competitive factors in our markets include a company’s ability to:

•	reinforce the brand of the high-speed Internet service provider;

•	produce products that are flexible and easy to use;

•	offer competitive fees for website development and operation;

•	generate additional revenue for high-speed Internet service providers;

•	enable high-speed Internet service providers to be involved in designing the “look and feel” of their online presence;

•	offer services and products that meet the changing needs of high-speed Internet service providers and their subscribers, including emerging technologies and standards;

•	provide high-quality product support to assist the customer’s service representatives; and

•	aggregate content to deliver more compelling bundled packages of paid content.

We believe that we distinguish ourselves from potential competitors in three principal ways. First, we provide a white-label solution that, unlike the co-branded approach of most of our competitors, creates a consumer experience that reinforces our customers’ and partners’ brands. Second, we give customers control over the sign-on process and billing function for a wide range of Internet services and content by integrating with their internal systems (where applicable) thereby allowing our customers to “own the consumer.” Finally, our solution is flexible, meaning that we allow each customer to fashion websites that are specifically tailored to their desired “look and feel.”

Employees

As of December 31, 2011, we had 260 employees in the United States and 1 employee in the United Kingdom. None of our employees is represented by a labor union, and we consider current employee relations to be good.

Available Information

Our Internet website address is http://www.synacor.com. We provide free access to various reports that we file with or furnish to the Securities and Exchange Commission, or SEC, through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can be accessed through the investor relations section of our website, or through http://www.sec.gov. Information on our website does not constitute part of this Annual Report on Form 10-K or any other report we file or furnish with the SEC. Stockholders may request copies of these documents from:

Synacor, Inc.

Investor Relations Department

40 La Riviere Dr.

Suite 300

Buffalo, New York 14202

ITEM 1A.	RISK FACTORS

Our business is subject to numerous risks. You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K together with any other documents we file with the SEC. If any of the following events actually occur or risks actually materialize, our business, financial condition or results of operations could be materially and adversely affected. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Business

We have a history of significant net losses and may not be profitable in future periods.

We have incurred significant losses in each year of operation other than 2009 and 2011, including a net loss of $5.8 million in 2008 and a net loss of $3.6 million in 2010. Our net income in 2009 and 2011 was $0.3 million and $9.9 million, respectively. We expect that our expenses will increase in future periods as we implement initiatives designed to grow our business including, among other things, the development and marketing of new services and products, licensing of content, expansion of our infrastructure, international expansion and general and administrative expenses associated with being a public company. If our revenue does not sufficiently increase to offset these expected increases in operating expenses, we may incur significant losses and may not be profitable. Our revenue growth in recent periods may not be indicative of our future performance. In fact, in future periods, our revenue could decline. Accordingly, we may not be able to achieve profitability in the future. Any failure to achieve profitability may materially and adversely affect our business, financial condition and results of operations.

Our search advertising partner, Google, accounts for a significant portion of our revenue, and any loss of, or diminution in, our business relationship with Google would materially and adversely affect our financial performance.

We rely on traffic on our platform to generate search and display advertising revenue, a substantial portion of which is derived from text-based links to advertisers’ websites as a result of Internet searches. We have a revenue-sharing relationship with Google under which we include a Google-branded search tool on our customers’ websites. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 45%, 49% and 57% of our revenue in 2009, 2010 and 2011, or $27.7 million, $32.6 million and $51.5 million, respectively. Our agreement with Google expires in February 2014 unless we and Google mutually elect to renew it. Additionally, Google may terminate our agreement if we experience a change in control or enter into an agreement providing for a change in control, if we do not maintain certain search and display advertising revenue levels, or upon the two-year anniversary of the agreement, in February 2013. If advertisers were to discontinue their advertising via Internet searches, if Google’s revenue from search-based advertising were to decrease, if Google’s share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be materially and adversely affected.

A loss of any significant customer could negatively affect our financial performance.

We derive a substantial portion of our revenue from a small number of customers. For example, revenue attributable to two customers, Charter and CenturyLink (including our revenue attributable to Qwest

Communications International, Inc., or Qwest, which merged with CenturyLink in April 2011), together accounted for approximately 62% and 60% of our revenue for the years ended December 31, 2009 and 2010, or $37.8 million and $39.8 million, respectively. Revenue attributable to each of these customers accounted for 20% or more in 2009 and 2010. In addition, revenue attributable to Charter, CenturyLink (including revenue attributable to Qwest) and Toshiba together accounted for approximately 62% of our revenue for the year ended December 31, 2011, or $56.9 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other two customers accounting for more than 10% in such period. Revenue attributable to these customers includes the subscriber-based revenue earned directly from them, as well as the search and display advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our customers’ websites.

Our contracts with our customers generally have an initial term of approximately two to three years from the launch of their websites and frequently provide for one or more automatic renewal terms of one to two years each. Our agreement with Embarq Management Company, or Embarq, a subsidiary of CenturyLink, is currently in such a renewal term. If any one of these key contracts is not renewed or is otherwise terminated, or if revenue from these significant customers declines because of competitive or other reasons, our revenue would decline and our ability to achieve or sustain profitability would be impaired. In addition to loss of subscriber-based revenue, including website and paid content sales, we would also lose significant revenue from the related search and display advertising services that we provide.

Many individuals are using devices other than personal computers and software applications other than Internet browsers to access the Internet. If users of these devices and software applications do not widely adopt the applications and other solutions we develop for them, our business could be adversely affected.

The number of people who access the Internet through devices other than PCs, including tablets, smartphones and connected TVs, has increased dramatically in the past few years and is projected to continue to increase. Similarly, individuals are increasingly accessing the Internet through applications, or apps, other than Internet browsers, such as those available for download through Apple Inc.’s App Store and the Android Market. While we are developing solutions to these alternative means of accessing the Internet, including through our acquisition of mobile device software and technology from Carbyn, Inc., or Carbyn, in January 2012, we do not currently offer our customers and their subscribers a wide variety of apps and other non-browser solutions. Additionally, as new devices and new apps are continually being released, it is difficult to predict the problems we may encounter in developing new versions of our apps and other solutions for use on these alternative devices and apps, and we may need to devote significant resources to the creation, support and maintenance of such apps and solutions. If users of these devices and apps do not widely adopt the apps and other solutions we develop, our business, financial condition and results of operations could be adversely affected.

Consumer tastes continually change and are unpredictable, and our sales may decline if we fail to enhance our service and content offerings to achieve continued subscriber acceptance.

Our business depends on aggregating and providing services and content that our customers will place on their websites, including television programming, news, entertainment, sports and other content that their subscribers find engaging, and value added services and paid content that their subscribers will buy. Accordingly, we must continue to invest significant resources in licensing efforts, research and development and marketing to enhance our service and content offerings, and we must make decisions about these matters well in advance of product releases to implement them in a timely manner. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing content providers and websites and the availability of other news, entertainment, sports and other services and content. While each consumer’s homepage is set to our applicable customer’s website upon the installation of our customer’s services or the sale of our customer’s product, a consumer may easily change that setting, which would likely decrease the use of our platform. If our services are not responsive to the requirements of our customers or the preferences of their consumers, or the services are not brought to market in a timely and effective manner, our business, financial condition and results of operations would be harmed. Even if our services and content are successfully introduced and initially adopted, a subsequent shift in the preferences of our customers or their consumers could cause a decline in the popularity of our services and content that could materially reduce our revenue and harm our business, financial condition and results of operations.

Our sales growth will be adversely affected if we are unable to expand the breadth of our services and products or to introduce new services and products on a timely basis.

To retain our existing customers, attract new customers and increase revenue, we must continue to develop and introduce new services and products on a timely basis and continue to develop additional features to our existing product base. If our existing and prospective customers do not perceive that we will deliver our services and products on schedule, and if they do not perceive our services and products to be of sufficient value and quality, we may lose the confidence of our existing customers and fail to increase sales to these existing customers, and we may not be able to attract new customers, each of which would adversely affect our operating results.

Our sales cycles and the contracting process with new customers are long and unpredictable and may require us to incur expenses before executing a customer agreement, which makes it difficult to project when, if at all, we will obtain new customers and when we will generate additional revenue and cash flows from those customers.

We market our services and products directly to high-speed Internet service providers and consumer electronics manufacturers. New customer relationships typically take time to obtain and finalize. Due to operating procedures in many organizations, a significant time period may pass between selection of our services and products by key decision-makers and the signing of a contract. The length of time between the initial customer sales call and the realization of significant sales is difficult to predict and can range from several months to several years. As a result, it is difficult to predict when we will obtain new customers and when we will begin to generate revenue and cash flows from these potential new customers.

As part of our sales cycle, we may incur significant expenses in the form of compensation and related expenses and equipment acquisition before executing a definitive agreement with a prospective customer so that we may be ready to launch shortly following execution of a definitive agreement. If conditions in the marketplace generally or with a specific prospective customer change negatively, it is possible that no definitive agreement will be executed, and we will be unable to recover any expenses incurred before a definitive agreement is executed, which would in turn have an adverse effect on our business, financial condition and results of operations.

Most of our customers are high-speed Internet service providers, and consolidation within the cable and telecommunications industries could adversely affect our business, financial condition and results of operations.

Our revenue from high-speed Internet service providers, including our search and display advertising revenue generated by online consumer traffic on our platform, accounted for more than 95% of our revenue in each of 2009 and 2010 and nearly 86% in 2011. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated subscriber-based and search and display advertising revenue. Additionally, under certain of our customer agreements, including our agreement with CenturyLink, the customer has a right to terminate the agreement if it experiences a change in control. Under our agreement with Charter, Charter has a right to terminate the agreement if we experience a change in control.

Consolidation may also require us to renegotiate our agreements with our customers as a result of enhanced customer leverage. We may not be able to offset the effects of any such renegotiations, and we may not be able to attract new customers to counter any revenue declines resulting from the loss of customers or their subscribers.

As technology continues to evolve, the use of our products by our current and prospective consumer electronics manufacturer customers may decrease and our business could be adversely affected.

The consumer electronics industry is subject to rapid change, and our contract with our one current consumer electronics manufacturer customer is not exclusive. As consumer electronics manufacturers continue to develop new technologies and introduce new models and devices, there can be no assurance that we will be able to develop solutions that will persuade consumer electronics manufacturers that are our customers at such time to utilize our platform for those new devices. If our current and prospective consumer electronics manufacturer customers elect not to integrate our solutions into their new products, our business, financial condition and results of operations could be adversely affected.

We invest in features and functionality designed to increase consumer engagement with our customers’ websites; however, these investments may not lead to increased revenue.

Our future growth and profitability will depend in large part on the effectiveness and efficiency of our efforts to provide a compelling consumer experience that increases consumer engagement with our platform. We have made and will continue to make substantial investments in features and functionality for our platform that are designed to drive consumer engagement. Not all of these activities directly generate revenue, and we cannot assure you that we will reap sufficient rewards from these investments to make them worthwhile. If the expenses that we incur in connection with these activities do not result in increased consumer engagement that in turn results in revenue increases that exceed these expenses, our business, financial condition and results of operations will be adversely affected.

Our services and products may become less competitive or even obsolete if we fail to respond to technological developments.

Our future success will depend, in part, on our ability to modify or enhance our services and products to meet customer and consumer needs, to add functionality and to address technological advancements that would improve their performance. For example, if our services and products do not adapt to the increasing video usage on the Internet or to take into account evolving developments in social networking, then they could begin to appear obsolete. Similarly, if we fail to develop new ways to deliver content and services through apps other than traditional Internet browsers, consumers could seek alternative means of accessing content and services.

To remain competitive, we will need to develop new services and products and adapt our existing ones to address these and other evolving technologies and standards. However, we may be unsuccessful in identifying new opportunities or in developing or marketing new services and products in a timely or cost-effective manner. In addition, our product innovations may not achieve the market penetration or price levels necessary for profitability. If we are unable to develop enhancements to, and new features for, our existing services and products or if we are unable to develop new services and products that keep pace with rapid technological developments or changing industry standards, our services and products may become obsolete, less marketable and less competitive, and our business will be harmed.

We depend on third parties for content that is critical to our business, and our business could suffer if we do not continue to obtain high-quality content at a reasonable cost.

We license the content that we aggregate on our platform from numerous third-party content providers, and our future success is highly dependent upon our ability to maintain and enter into new relationships with these and other content providers. In the future, some of our content providers may not give us access to high-quality content, may fail to adapt to changes in consumer tastes or may increase the royalties, fees or percentages that they charge us for their content, any of which could have a material negative effect on our operating results. Our rights to the content that we offer to our customers and their consumers are not exclusive, and the content providers could license their content to our competitors. Our content providers could even grant our competitors exclusive licenses. In addition, our customers are not prohibited from entering into content deals directly with our content providers. Any failure to enter into or maintain satisfactory arrangements with content providers would adversely affect our ability to provide a variety of attractive services and products to our customers. Our reputation and operating results could suffer as a result, and it may be more difficult for us to develop new relationships with potential customers. Our costs as a percentage of revenue may also increase due to price competition.

Our revenue and operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

As a result of the rapidly changing nature of the markets in which we compete, our quarterly and annual revenue and operating results are likely to fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond our control, including:

•

any failure to maintain strong relationships and favorable revenue-sharing arrangements with our search and display advertising partners, in particular Google, including a reduction in the quantity or pricing of sponsored links that consumers click on or a reduction in the pricing of display advertisements by advertisers;

•	any failure of significant customers to renew their agreements with us;

•	our ability to attract new customers;

•	our ability to increase sales of value added services and paid content to existing subscribers;

•	the timing and success of new service and product introductions by us, our customers or our competitors;

•	variations in the demand for our services and products and the implementation cycles of our services and products by our customers;

•	changes in our pricing policies or those of our competitors;

•	changes in the prices our customers charge for value added services and paid content;

•	service outages, other technical difficulties or security breaches;

•	limitations relating to the capacity of our networks, systems and processes;

•	our failure to accurately estimate or control costs, including costs related to the initial launch of new customers on our platform;

•	maintaining appropriate staffing levels and capabilities relative to projected growth;

•	the timing of costs related to the development or acquisition of technologies, services or businesses to support our existing customers and potential growth opportunities; and

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses.

For these reasons and because the market for our services and products is relatively new and rapidly changing, it is difficult to predict our future financial results.

Expansion into international markets, which is an important part of our strategy, but where we have limited experience, will subject us to risks associated with international operations.

We plan to expand our product offerings internationally, particularly in Europe and, over the long term, in Asia and Latin America. We have limited experience in marketing and operating our services and products in international markets, and we may not be able to successfully develop our business in these markets. Our success in these markets will be directly linked to the success of relationships with potential customers, content partners and other third parties.

As the international markets in which we plan to operate continue to grow, we expect that competition in these markets will intensify. Local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local markets. Some of our domestic competitors who have substantially greater resources than we do may be able to more quickly and comprehensively develop and grow in international markets. International expansion may also require significant financial investment including, among other things, the expense of developing localized products, the costs of acquiring foreign companies and the integration of such companies with our operations, expenditure of resources in developing customer and content relationships and the increased costs of supporting remote operations.

Other risks of doing business in international markets include the increased risks and burdens of complying with different legal and regulatory standards, difficulties in managing and staffing foreign operations, recruiting and retaining talented direct sales personnel, limitations on the repatriation of funds and fluctuations of foreign exchange rates, varying levels of Internet technology adoption and infrastructure, and our ability to enforce contracts in foreign jurisdictions. In addition, our success in international expansion could be limited by barriers to international expansion such as tariffs, adverse tax consequences and technology export controls. If we cannot manage these risks effectively, the costs of doing business in some international markets may be prohibitive or our costs may increase disproportionately to our revenue.

Our agreements with some of our customers and content providers require fixed payments, which could adversely affect our financial performance.

Certain of our agreements with customers and content providers require us to make fixed payments to them. The aggregate amount of such fixed payments for the years ending December 31, 2012, 2013 and 2014 are approximately $4.9 million, $3.4 million and $0.3 million, respectively. We are required to make these fixed payments regardless of the achievement of any revenue objectives or subscriber or usage levels. If we do not achieve our financial objectives, these contractual commitments would constitute a greater percentage of our revenue than originally anticipated and would adversely affect our profitability.

Our agreements with some of our customers and content providers contain penalties for non-performance, which could adversely affect our financial performance.

We have entered into service level agreements with most of our customers. These agreements generally call for specific system “up times” and 24 hours per day, seven days per week support and include penalties for non-performance. We may be unable to fulfill these commitments due to circumstances beyond our control, which could subject us to substantial penalties under those agreements, harm our reputation and result in a reduction of revenue or the loss of customers, which would in turn have an adverse effect on our business, financial condition and results of operations. To date, we have never incurred any material penalties.

System failures or capacity constraints could harm our business and financial performance.

The provision of our services and products depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our service. Such interruptions could harm our business, financial condition and results of operations, and our reputation could be damaged if people believe our systems are unreliable. Our systems are vulnerable to damage or interruption from snow storms, terrorist attacks, floods, fires, power loss, telecommunications failures, security breaches, computer malware, computer hacking attacks, computer viruses, computer denial of service attacks or other attempts to, or events that, harm our systems. Our data center is also subject to break-ins, sabotage and intentional acts of vandalism and to potential disruptions if the operators of the facility have financial difficulties. Although we maintain insurance to cover a variety of risks, the scope and amount of our insurance coverage may not be sufficient to cover our losses resulting from system failures or other disruptions to our online operations. For example, the limit on our business interruption insurance is approximately $26.1 million. Any system failure or disruption and any resulting losses that are not recoverable under our insurance policies may materially harm our business, financial condition and results of operations. To date, we have never experienced any material losses.

Although we regularly back-up our systems and store the system back-ups in Atlanta, Georgia and Buffalo, New York, we do not have full second-site redundancy. If we were forced to relocate to an alternate site and to rely on our system back-ups to restore the systems, we would experience significant delays in restoring the functionality of our platform and could experience loss of data, which could materially harm our business and our operating results.

Security breaches, computer viruses and computer hacking attacks could harm our business, financial condition and results of operations.

Security breaches, computer malware and computer hacking attacks are prevalent in the technology industry. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and results of operations. We have previously experienced hacking attacks on our systems, and may in the future experience hacking attacks. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our platform infrastructure to the satisfaction of our customers and their subscribers may harm our reputation and our ability to retain existing customers and attract new customers.

We may not maintain acceptable website performance for all of our customers’ consumers, which may negatively impact our relationships with our customers and harm our business, financial condition and results of operations.

A key element to our continued growth is the ability of our customers’ consumers in all geographies to access our platform within acceptable load times. We refer to this as website performance. We may in the future experience platform disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve website performance, especially during peak usage times, and as our solutions become more complex and our user traffic increases. If our customers’ websites are unavailable when consumers attempt to access them or do not load as quickly as they expect, consumers may seek other websites to obtain the information for which they are looking, and may not return to our customers’ websites as often in the future, or at all. This would negatively impact our relationships with our customers. We expect to continue to make significant investments to maintain and improve website performance. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

We rely on our management team and need additional personnel to expand our business, and the loss of key officers or an inability to attract and retain qualified personnel could harm our business, financial condition and results of operations.

We depend on the continued contributions of our senior management and other key personnel, especially Ronald N. Frankel, our chief executive officer, George G. Chamoun, our executive vice president of sales and marketing, Scott A. Bailey, our chief operating officer, and William J. Stuart, our chief financial officer. The loss of the services of any of our executive officers or other key employees could harm our business and our prospects. All of our executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time.

Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance, marketing and creative personnel. For example, we will need to hire personnel outside the United States to pursue an international expansion strategy, and we will need to hire additional advertising salespeople in connection with our own plans to sell more advertisements directly. We face intense competition for qualified individuals from numerous technology, marketing and media companies, and we may incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals, or we may be required to pay increased compensation in order to do so. If we were to be unable to attract and retain the qualified personnel we need to succeed, our business could suffer.

Volatility or lack of performance in the trading price of our common stock may also affect our ability to attract and retain qualified personnel. Many of our senior management personnel and other key employees have become, or will become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options or if the exercise prices of the options that they hold are significantly above the trading price of our common stock. If we are unable to retain our employees, our business, financial condition and results of operations would be harmed.

If we fail to manage our growth effectively, our business, financial condition and results of operations may suffer.

Following the merger of our predecessor companies, Chek, Inc., or Chek, and MyPersonal.com, Inc., or MyPersonal, to form Synacor, we have expanded our business primarily through organic growth. We expect to continue to grow organically, and we may choose to grow through strategic acquisitions in the future. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new technologies and acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees. Continued growth could strain our ability to:

•	develop and improve our operational, financial and management controls;

•	enhance our reporting systems and procedures;

•	recruit, train and retain highly skilled personnel;

•	maintain our quality standards; and

•	maintain customer and content owner satisfaction.

Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, financial condition and results of operations would be harmed.

We may expand our business through acquisitions of, or investments in, other companies or new technologies, which may divert our management’s attention or prove not to be successful.

We recently completed an acquisition of certain mobile device software and technology from Carbyn, and we may decide to pursue acquisitions of other technologies and businesses in the future. Such acquisitions could divert our management’s time and focus from operating our business. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures, including, among other things, with respect to:

•	incorporating new technologies into our existing business infrastructure;

•	consolidating corporate and administrative functions;

•	coordinating our sales and marketing functions to incorporate the new business or technology;

•	maintaining morale, retaining and integrating key employees to support the new business or technology and managing our expansion in capacity; and

•	maintaining standards, controls, procedures and policies (including effective internal controls over financial reporting and disclosure controls and procedures).

In addition, a significant portion of the purchase price of companies we may acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our earnings based on this impairment assessment process, which could harm our operating results.

Future acquisitions could result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could harm our business, financial condition and results of operations. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

We may require additional capital to grow our business, and this capital may not be available on acceptable terms or at all.

The operation of our business and our growth strategy may require significant additional capital, especially if we were to accelerate our expansion and acquisition plans. If the cash generated from operations and otherwise available to us are not sufficient to meet our capital requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We may not be able to raise needed capital on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may cause our existing stockholders to suffer substantial dilution. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. Any debt financing obtained by us in the future could contain restrictive covenants that may potentially restrict our operations, and if we do not effectively manage our business to comply with those covenants, our business, financial condition and results of operations could be adversely affected. If new sources of financing are required but are insufficient or unavailable, we could be required to delay, abandon or otherwise modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.

Our business depends, in part, on our ability to protect and enforce our intellectual property rights.

The protection of our intellectual property is critical to our success. We rely on copyright and service mark enforcement, contractual restrictions and trade secret laws to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with certain parties with whom we conduct business to limit access to and disclosure of our proprietary information. However, if we are unable to adequately protect our intellectual property, our business may suffer from the piracy of our technology and the associated loss in revenue.

Protecting against the unauthorized use of our intellectual property and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could be costly and divert management resources, either of which could harm our business. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

We are not currently involved in any legal proceedings with respect to protecting our intellectual property; however, we may from time to time become a party to various legal proceedings with respect to protecting our intellectual property arising in the ordinary course of our business.

Any claims from a third party that we are infringing upon its intellectual property, whether valid or not, could subject us to costly and time-consuming litigation or expensive licenses or force us to curtail some services or products.

Companies in the Internet and technology industries tend to own large numbers of patents, copyrights, trademarks and trade secrets, and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have been subject to claims that the presentation of certain licensed content on our customer’s websites infringes certain patents of a third party, none of which have resulted in direct settlement or payments by us or any determination of infringement by us, and as we face increasing competition, the possibility of further intellectual property rights claims against us grows. Our technologies may not be able to withstand any third party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent us from offering our services and products to others and may require that we procure substitute products or services for our customers.

In the case of any intellectual property rights claim, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available to us on reasonable terms and may significantly increase our operating expenses. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for the infringing aspects of our business, we may be forced to limit our service and product offerings and may be unable to compete effectively. Any of these consequences could harm our operating results.

In addition, we typically have contractual obligations to our customers to indemnify and defend them with respect to third-party intellectual property infringement claims that arise from our customers’ use of our products or services. Such claims, whether valid or not, could harm our relationships with our customers, have resulted and could result in the future in us or our customers having to enter into licenses with the claimants and have caused and could cause us in the future to incur additional costs or reduced revenues. To date, neither the increase in our costs nor any reductions in our revenue resulting from such claims have been material. Such claims could also subject us to costly and time-consuming litigation as well as diverting management attention and resources. Satisfying our contractual indemnification obligations could also give rise to significant liability, and thus harm our business and our operating results.

We are not currently subject to any legal proceedings with respect to third party claims that we or our customers’ use of our products and services are infringing upon their intellectual property; however, we may from time to time become a party to various legal proceedings with respect to such claims arising in the ordinary course of our business.

Any unauthorized disclosure or theft of personal information we gather could harm our reputation and subject us to claims or litigation.

We collect, and have access to, personal information of subscribers, including names, addresses, account numbers, credit card numbers and e-mail addresses. Unauthorized disclosure of personal information regarding website visitors, whether through breach of our systems by an unauthorized party, employee theft or misuse, or otherwise, could harm our business. If there were an inadvertent disclosure of personal information, or if a third party were to gain unauthorized access to the personal information we possess, our operations could be seriously disrupted and we could be subject to claims or litigation arising from damages suffered by subscribers or our customers. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. Finally, any perceived or actual unauthorized disclosure of the information we collect could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business.

We collect and may access personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

We collect, and have access to, personal information of subscribers, including names, addresses, account numbers, credit card numbers and e-mail addresses. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other subscriber data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal information or other subscriber data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws or our policies, such violations may also put subscriber information at risk and could in turn have an adverse effect on our business.

Any failure to convince advertisers of the benefits of advertising with us would harm our business, financial condition and results of operations.

We have derived and expect to continue to derive a substantial portion of our revenue from display advertising on our platform. Such advertising accounted for approximately 19%, 20% and 23% of our revenue for the years ended December 31, 2009, 2010 and 2011, respectively. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

•	increasing the numbers of consumers using our platform;

•	maintaining consumer engagement on those websites;

•	competing effectively for advertising spending with other online and offline advertising providers; and

•	continuing to grow our direct advertising sales force and develop and diversify our advertising platform.

If we are unable to provide high-quality advertising opportunities and convince advertisers and agencies of our value proposition, we may not be able to retain existing advertisers or attract new ones, which would harm our business, financial condition and results of operations.

Migration of high-speed Internet service providers’ subscribers from one high-speed Internet service provider to another could adversely affect our business, financial condition and results of operations.

Our high-speed Internet service provider customers’ subscribers may become dissatisfied with their current high-speed Internet service provider and may switch to another provider. In the event that there is substantial subscriber migration from our existing customers to service providers with which we do not have relationships, the fees that we receive on a per-subscriber basis, and the related search and display advertising revenue, could decline.

Our business and the trading price of our common stock may be adversely affected if our internal controls over financial reporting are found by management or by our independent registered public accounting firm not to be adequate.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, will require us to evaluate and report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2012. We have begun the process of preparing an internal plan for compliance with Section 404 and strengthening and testing our system of internal controls to provide the basis for our report. The process of implementing our internal controls and complying with Section 404 will be expensive and time-consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles, or GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short-form resale registration, action by the SEC, the suspension or delisting of our common stock from and the inability of registered broker-dealers to make a market in our common stock, which would further reduce the trading price of our common stock and could harm our business.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2011, we had substantial federal and state net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “five-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. For these purposes, a five-percent stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding stock. In addition, persons who own less than 5% of the outstanding stock are grouped together as one or more “public groups,” which are also treated as five-percent stockholders. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset United States federal and state taxable income and taxes may be subject to limitations.

Risks Related to Our Industry

The growth of the market for our services and products depends on the continued growth of the Internet as a medium for content, advertising, commerce and communications.

Expansion in the sales of our services and products depends on the continued acceptance of the Internet as a platform for content, advertising, commerce and communications. The acceptance of the Internet as a medium for such uses could be adversely impacted by delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, privacy protection, reliability, cost, ease of use, accessibility and quality of service. The performance of the Internet and its acceptance as such a medium has been harmed by viruses, worms, and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If for any reason the Internet does not remain a medium for widespread content, advertising, commerce and communications, the demand for our services and products would be significantly reduced, which would harm our business.

The growth of the market for our services and products depends on the development and maintenance of the Internet infrastructure.

Our business strategy depends on continued Internet and high-speed Internet access growth. Any downturn in the use or growth rate of the Internet or high-speed Internet access would be detrimental to our business. If the Internet continues to experience significant growth in number of users, frequency of use and amount of data transmitted, the Internet infrastructure might not be able to support the demands placed on it and the performance or reliability of the Internet may be adversely affected. The success of our business therefore depends on the development and maintenance of a sound Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products, such as routers, for providing reliable Internet access and services. Consequently, as Internet usage increases, the growth of the market for our products depends upon improvements made to the Internet as well as to individual customers’ networking infrastructures to alleviate overloading and congestion. In addition, any delays in the adoption of new standards and protocols required to govern increased levels of Internet activity or increased governmental regulation may have a detrimental effect on the Internet infrastructure.

A substantial majority of our revenue is derived from search and display advertising; our revenue would decline if advertisers do not continue their usage of the Internet as an advertising medium.

We have derived and expect to continue to derive a substantial majority of our revenue from search and display advertising on our platform. Such search and display advertising revenue accounted for approximately 65%, 69% and 79% of our revenue for the years ended December 31, 2009, 2010 and 2011, or $39.3 million, $45.9 million and $72.1 million, respectively. However, the prospects for continued demand and market acceptance for Internet advertising are uncertain. If advertisers do not continue to increase their usage of the Internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the Internet. Most advertising agencies and potential advertisers, particularly local advertisers, have only limited experience advertising on the Internet and devote only a small portion of their advertising expenditures to online advertising. As the Internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for Internet advertising. Many historical predictions by industry analysts and others concerning the growth of the Internet as a commercial medium have overstated the growth of the Internet and you should not rely upon them. This growth may not occur or may occur more slowly than estimated.

Most of our search revenue is based on the number of paid “clicks” on sponsored links that are included in search results generated from our platform. Generally, each time a consumer clicks on a sponsored link, the search provider that provided the commercial search result receives a fee from the advertiser who paid for such commercial click and the search provider pays us a portion of that fee. We, in turn, typically share a portion of the fee we receive with our customer. If an advertiser receives what it perceives to be a large number of clicks for which it needs to pay, but that do not result in a desired activity or an increase in sales, the advertiser may reduce or eliminate its advertisements through the search provider that provided the commercial search result to us. This reaction would lead to a loss of revenue to our search providers and consequently to lesser fees paid to us, which would have a material negative effect on our financial results.

Market prices for online advertising may decrease due to competitive or other factors. In addition, if a large number of Internet users use filtering software programs that limit or remove advertising from the users’ view, advertisers may perceive that Internet advertising is not effective and may choose not to advertise on the Internet.

The market for Internet-based services and products in which we operate is highly competitive, and if we cannot compete effectively, our sales may decline and our business may be harmed.

Competition in the market for Internet-based services and products in which we operate is intense and involves rapidly changing technologies and customer and subscriber requirements, as well as evolving industry standards and frequent product introductions. Our competitors may develop solutions that are similar or superior to our technology. Our primary competitors include high-speed Internet service providers with internal information technology staff capable of developing solutions similar to our technology. Other competitors include Yahoo!, Google, AOL and MSN, a division of Microsoft. Advantages some of our existing and potential competitors hold over us include the following:

•	significantly greater revenue and financial resources;

•	stronger brand and consumer recognition;

•	the capacity to leverage their marketing expenditures across a broader portfolio of services and products;

•	more extensive proprietary intellectual property from which they can develop or aggregate content without having to pay fees or paying significantly lower fees than we do;

•	pre-existing relationships with content providers that afford them access to content while blocking the access of competitors to that same content;

•	pre-existing relationships with high-speed Internet service providers that afford them the opportunity to convert such providers to competing services and products;

•	lower labor and development costs; and

•	broader global distribution and presence.

If we are unable to compete effectively or we are not as successful as our competitors in our target markets, our sales could decline, our margins could decline and we could lose market share, any of which would materially harm our business, financial condition and results of operations.

Government regulation of the Internet continues to evolve, and new laws and regulations could significantly harm our financial performance.

Today, there are relatively few laws specifically directed towards conducting business over the Internet. We expect more stringent laws and regulations relating to the Internet to be enacted. The adoption or modification of laws related to the Internet could harm our business, financial condition and results of operations by, among other things, increasing our costs and administrative burdens. Due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the international, federal and state levels, which are likely to address a variety of issues such as:

•	user privacy and expression;

•	ability to collect and/or share necessary information that allows us to conduct business on the Internet;

•	export compliance;

•	pricing and taxation;

•	fraud;

•	advertising;

•	intellectual property rights;

•	consumer protection;

•	protection of minors;

•	content regulation;

•	information security; and

•	quality of services and products.

Several federal laws that could have an impact on our business have been adopted. The Digital Millennium Copyright Act of 1998 reduces the liability of online service providers of third-party content, including content that may infringe copyrights or rights of others. The Children’s Online Privacy Protection Act imposes additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children from Sexual Predators Act requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

It could be costly for us to comply with existing and potential laws and regulations, and they could harm our marketing efforts and our attractiveness to advertisers by, among other things, restricting our ability to collect demographic and personal information from consumers or to use or disclose that information in certain ways. If we were to violate these laws or regulations, or if it were alleged that we had, we could face private lawsuits, fines, penalties and injunctions and our business could be harmed.

Finally, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could also increase our costs of doing business, discourage Internet communications, reduce demand for our services and expose us to substantial liability.

Public scrutiny of Internet privacy issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our current products and solutions to our customers, thereby harming our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The United States government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices.

Our business, including our ability to operate and expand internationally, could be adversely affected if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, our services or our privacy policies.

Risks Related to Ownership of Our Common Stock

Concentration of ownership among our directors, officers, large stockholders and their respective affiliates could limit our other stockholders’ ability to influence the outcome of key corporate decisions, such as an acquisition of our company.

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own or control, directly or indirectly, a majority of our outstanding common stock. As a result, these stockholders, if they act together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they act together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the trading price of our common stock by:

•	delaying, deferring or preventing a change in our control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Future sales of our common stock may cause the trading price of our common stock to decline.

As of February 15, 2012, the closing date of our initial public offering, we had 26,729,170 outstanding shares of common stock, of which 19,900,308 were subject to restrictions on resale as a result of lock-up agreements entered into with the underwriters of our initial public offering and the provisions of Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act. At various times beginning in August 2012, these shares will be available for sale in the public market (subject, in some cases, to volume limitations). In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period. Sales of a substantial number of such shares upon expiration (or the perception that such sales may occur), or early release, of the lock-up could cause our share price to fall.

As of February 15, 2012, the closing date of our initial public offering, stockholders holding some 17,666,204 shares of our common stock had demand and piggyback rights to require us to register such shares with the SEC, subject to contractual lock-up agreements. If we register any of these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

In addition, the shares that are either subject to outstanding options or that may be granted in the future under our 2012 Equity Incentive Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the contractual lock-up agreements and Rules 144 and 701 under the Securities Act.

As of February 22, 2012, we registered the shares of our common stock that we may issue under our equity plans. These shares can be freely sold in the public market upon issuance, subject to any vesting or contractual lock-up agreements.

If any of these additional shares described are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Some provisions of our certificate of incorporation, bylaws and Delaware law may discourage, delay or prevent a merger or acquisition or prevent the removal of our current board of directors and management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may discourage, delay or prevent a merger or acquisition or prevent the removal of our current board of directors and management. We have a number of anti-takeover devices in place that will hinder takeover attempts, including:

•	our board of directors is classified into three classes of directors with staggered three-year terms;

•	our directors may only be removed for cause, and only with the affirmative vote of a majority of the voting interest of stockholders entitled to vote;

•	only our board of directors and not our stockholders will be able to fill vacancies on our board of directors;

•	only our chairman of the board, our chief executive officer or a majority of our board of directors, and not our stockholders, are authorized to call a special meeting of stockholders;

•	our stockholders will be able to take action only at a meeting of stockholders and not by written consent;

•	our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

These provisions and other provisions in our charter documents could discourage, delay or prevent a transaction involving a change in our control. Any delay or prevention of a change in control transaction could cause stockholders to lose a substantial premium over the then-current trading price of their shares. These provisions could also discourage proxy contests and could make it more difficult for our stockholders to elect directors of their choosing or to cause us to take other corporate actions such stockholders desire.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which, subject to some exceptions, prohibits “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock, for a three-year period following the date that the stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.

We have not paid cash dividends on our capital stock, and we do not expect to do so in the foreseeable future.

We have not historically paid cash dividends on our capital stock. We anticipate that we will retain all future earnings and cash resources for the future operation and development of our business, and as a result, we do not anticipate paying any cash dividends to holders of our capital stock for the foreseeable future. Any future determination regarding the payment of any dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board may deem relevant. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

The trading price and volume of our common stock has been and will likely continue to be volatile, and the value of an investment in our common stock may decline.

The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on March 21, 2012, our trading price has ranged from $4.77 to $7.05. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	variations in our financial performance;

•	announcements of technological innovations, new services and products, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations or withdrawal of research coverage by securities analysts;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	adoption or modification of laws, regulations, policies, procedures or programs applicable to our business or announcements relating to these matters; and

•	the expiration of contractual lock-up agreements.

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. Such a suit filed against us, regardless of its merits or outcome, could cause us to incur substantial costs and could divert management’s attention.

If securities or industry analysts do not publish research or reports about our company, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

The requirements of being a public company, including increased costs and demands upon management as a result of complying with federal securities laws and regulations applicable to public companies, may adversely affect our financial performance and our ability to attract and retain directors.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the rules and regulations of The NASDAQ Global Market. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and NASDAQ, impose additional requirements on public companies, including enhanced corporate governance practices. For example, the NASDAQ listing requirements require that listed companies satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of business conduct. In addition, our management team has limited experience managing a publicly-traded company or complying with the increasingly complex laws pertaining to public companies. In addition, most of our current directors have limited experience serving on the boards of public companies and three directors have recently joined our board of directors. In order to have an effective board, these new directors and any other directors that join our board will need to integrate with our other directors and management and become familiar with our operations and growth strategies.

The requirements of these rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel must devote a substantial amount of time to these requirements. These rules and regulations will also make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, especially those directors who may be considered independent for purposes of NASDAQ rules, and officers may be significantly curtailed.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located at 40 LaRiviere Drive, Buffalo, New York 14202. We lease approximately 31,000 square feet of office space at this address pursuant to a sublease agreement that expires in March 2016. The sublease agreement grants us a right of first offer over approximately 63,000 additional square feet in the same building.

We also maintain administrative and product development offices in New York, New York and Ontario, Canada and have data centers in Atlanta, Georgia; Buffalo, New York; Denver, Colorado; and Amsterdam, The Netherlands.

We believe that our facilities are adequate to meet our current needs and that suitable additional or substitute space will be available as needed.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on The NASDAQ Global Market, or Nasdaq, under the symbol “SYNC” since February 10, 2012. Prior to that time, there was no public market for our stock.

As of March 21, 2012, there were approximately 249 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.

Dividend Policy

We have never declared or paid cash dividends on our common stock. It is our policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying any dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, applicable Delaware law, contractual restrictions , capital requirements, business prospects and other factors our board of directors may deem relevant. In addition, our amended and restated loan and security agreement restricts our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Recent Sales of Unregistered Securities

In the calendar year ended December 31, 2011, we issued the following securities that were not registered under the Securities Act:

1. We granted stock options to purchase an aggregate of 1,680,425 shares of our common stock at exercise prices ranging from $2.88 to $5.96 per share to executive officers, employees, consultants, directors and other service providers under our 2006 Stock Plan.

2. We issued and sold an aggregate of 1,148,703 shares of our common stock for aggregate consideration of approximately $371,747 upon the exercise of stock options that were granted under our 2000 Stock Plan or under our 2006 Stock Plan.

The sale of securities described in Items 1 and 2 were prior to the consummation of our initial public offering and were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under the Securities Act, except to the extent they included options granted to directors and executive officers, which were deemed to be exempt under Section 4(2) of the Securities Act because they are “accredited investors” as defined in Rule 501 of Regulation D promulgated under the Securities Act. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution and appropriate legends were affixed to the share certificates issued in these transactions.

Use of Proceeds

In February 2012, we completed the initial public offering of shares of our common stock, in which we issued and sold 5,454,545 shares of common stock at a price to the public of $5.00 per share, for aggregate gross proceeds to the Company of $27.3 million, in each case excluding shares of common stock sold by selling stockholders in the offering. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-178049), which was declared effective by the SEC on February 9, 2012. The syndicate of underwriters was led by Merrill Lynch, Pierce, Fenner & Smith

Incorporated and Citigroup Global Markets Inc. as joint book-running managers for the offering. Stifel Nicolaus & Company, Incorporated, BMO Capital Markets Corp., Needham & Company, LLC and Oppenheimer & Co. Inc. served as co-managers for the offering. The net proceeds to the Company from the initial public offering were approximately $22.4 million after deducting underwriting discounts of $1.9 million and offering costs of $3.0 million. No payments for such offering costs were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates other than the payment of certain legal expenses on behalf of our selling stockholders.

We intend to use the net proceeds from our initial public offering for working capital and other general corporate purposes, including financing our growth, developing new products and funding capital expenditures. Pending these uses, we intend to invest the net proceeds in short-term, investment-grade interest-bearing securities such as money market funds, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected historical financial data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements, related notes and other financial information included in this Annual Report on Form 10-K. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the financial statements and related notes included in this Annual Report on Form 10-K.

We derived the selected financial data for the years ended December 31, 2009, 2010 and 2011 and as of December 31, 2010 and 2011 from our audited financial statements and related notes, which are included in this Annual Report on Form 10-K. We derived the selected consolidated financial data for the years ended December 31, 2007 and 2008 and as of December 31, 2007, 2008 and 2009 from our audited consolidated financial statements and related notes, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(in thousands except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$39,896	$52,571	$60,798	$66,232	$91,060
Costs and operating expenses:
Cost of revenue (1)	21,611	28,575	34,074	36,703	48,661
Research and development (1)(2)	7,947	12,783	13,627	18,494	20,228
Sales and marketing (2)	6,157	5,732	5,591	6,211	8,582
General and administrative (1)(2)	4,888	4,997	4,966	5,656	6,879
Depreciation	1,272	1,574	2,005	2,506	2,667
Other operating expenses	—	1,121	—	—	—

Total costs and operating expenses	41,875	58,187	60,263	69,570	87,017

Income (loss) from operations	(1,979)	(5,616)	535	(3,338)	4,043
Other income (expense)	626	156	69	(2)	(17)
Interest expense	(189)	(294)	(285)	(240)	(109)

Income (loss) before income taxes	(1,542)	(5,754)	319	(3,580)	3,917
Provision (benefit) for income taxes	15	10	15	11	(6,015)

Net income (loss)	(1,557)	(5,764)	304	(3,591)	9,932

Undistributed earnings allocated to preferred stockholders	—	—	279	—	8,583

Net income (loss) attributable to common stockholders	$(1,557)	$(5,764)	$25	$(3,591)	$1,349

Net income (loss) per share attributable to common stockholders:
Basic	$(2.31)	$(3.41)	$0.01	$(1.93)	$0.59

Diluted	$(2.31)	$(3.41)	$0.01	$(1.93)	$0.45

Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	674,388	1,690,458	1,814,029	1,865,294	2,303,443

Diluted	674,388	1,690,458	22,293,068	1,865,294	21,974,403

Pro forma net income per share attributable to common stockholders:
Basic					$0.50

Diluted					$0.45

Pro forma weighted average shares used to compute net income per share attributable to common stockholders:
Basic					19,698,579

Diluted					21,974,403

Other Financial Data:
Adjusted EBITDA (3)	$(313)	$(3,374)	$3,441	$36	$7,630

Notes:

(1)	Exclusive of depreciation shown separately.
(2)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Research and development	$94	$221	$252	$398	$295
Sales and marketing	71	142	189	202	203
General and administrative	229	305	460	268	422

(3)	We define adjusted EBITDA as net income (loss), plus: provision (benefit) for income taxes, interest expense, other (income) expense, depreciation, and stock-based compensation. Please see “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

	As of December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$11,072	$8,830	$10,462	$5,412	$10,925
Trade receivables, net	6,134	7,162	7,773	9,654	14,336
Property and equipment, net	5,743	7,707	6,631	7,110	8,301
Total assets	28,629	25,945	26,004	24,327	43,382
Long-term bank financing and capital lease obligations	1,710	2,914	1,247	1,203	2,098
Total stockholders’ equity	17,175	12,211	13,053	10,156	21,380

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed within this Annual Report on Form 10-K adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation below of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

We have included adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the payment of bonuses to our executive officers. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•

although depreciation is a non-cash charge, the assets being depreciated may have to be replaced in the future, and adjusted EBITDA does not reflect capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated:

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(1,557)	$(5,764)	$304	$(3,591)	$9,932
Provision (benefit) for income taxes	15	10	15	11	(6,015)
Interest expense	189	294	285	240	109
Other (income) expense (1)	(626)	(156)	(69)	2	17
Depreciation	1,272	1,574	2,005	2,506	2,667
Stock-based compensation	394	668	901	868	920

Adjusted EBITDA	$(313)	$(3,374)	$3,441	$36	$7,630

Note:

(1)	Other (income) expense consists primarily of interest income earned and foreign exchange gains and losses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations and financial condition should be read in conjunction with the information set forth in “Selected Financial Data” and our financial statements and the notes thereto included in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

We are a leading provider of authentication and aggregation solutions for delivery of online content and services. We deliver our solutions as a set of services through our hosted and managed platform, enabling cable and telecom service providers and consumer electronics manufacturers to provide the online content and services that their consumers increasingly demand. Our platform allows our customers to package a wide array of online content and services with their high-speed Internet, communications, television and other offerings. Our customers offer our services under their own brands on Internet-enabled devices such as PCs, tablets, smartphones and connected TVs.

We generate revenue from search and display advertising and by charging subscriber-based fees for services and products delivered through our platform. Our results are driven primarily by our customer mix, the product and service mix preferences of those customers and the pricing of those products and services. We generate the majority of our revenue from search and display advertising on our customers’ branded websites, which comprise consumer-facing components of our platform. Adding new customers with large consumer bases and expansion of our relationships with existing customers have resulted in an increasing shift in our revenue mix towards search and display advertising revenue. In addition, as new customers adopt our platform, and as their respective consumers’ use of our platform ramps up as described below, our growth is increasingly driven by search and display advertising revenue. These increases are largely driven by our model of sharing a portion of this search and advertising revenue with our customers. As we expand our value added services offerings, we expect to generate increased subscriber-based revenue from our customers.

Growth in search and display advertising revenue is driven largely by increasing consumer use of our platform. As more consumers use our customers’ websites and as consumers spend more time on these websites, we have a greater number of opportunities to deliver advertisements. During the year ended December 31, 2011, search and display advertising revenue was $72.1 million, a growth of 57% over $45.9 million for the year ended December 31, 2010. Over the same period, our unique visitors increased by 78%, our search queries increased by 65% and our advertising impressions increased by 47%. We expect consumer engagement on our customers’ websites to continue to grow in the future as our customers deliver more services through their websites.

Our subscriber-based revenue consists of fees charged for the use of our proprietary technology platform and for the use of, or access to, services, such as e-mail, security, online games, music and other value added services and paid content. During the year ended December 31, 2011, subscriber-based revenue was $19.0 million, a decline of 7% from $20.4 million during the year ended December 31, 2010. While subscriber-based revenue decreased in amount and as a percentage of our total revenue, we believe there are opportunities to generate new sources of subscriber-based revenue, such as fees for TV Everywhere authentication and the introduction of new value added services. We believe that the variety of value added services and the introduction of new value added services will also drive increased search and display advertising revenue.

As new customers introduce their branded websites to their consumers, usage of our platform and our revenue from our customers’ websites tends to increase over time. There are a variety of reasons for this ramp-up period. For example, a new customer may migrate its consumers from its existing platform to our platform over a period of time. Moreover, a new customer may initially launch a selection of our services and products, rather than our entire suite of offerings, and subsequently broaden their service and product offerings over time. When a customer launches a new service or product, marketing and promotional activities may be required to generate awareness and interest among consumers. Search and display advertising revenue typically grows significantly during the first two to three years after a customer launch, although there can be notable variances from customer to customer. Thereafter, changes in revenue tend to mirror changes in the consumer base of the applicable customer.

For the year ended December 31, 2011, we derived revenue from over 45 customers, with revenue attributable to three customers, CenturyLink (including revenue attributable to Qwest), Charter and Toshiba, together accounting for approximately 62% of our revenue for the year ended December 31, 2011, or $56.9 million. One of these customers accounted for 20% or more of revenue in such period, and revenue attributable to each of the other two customers accounted for more than 10% in such period. As we gain additional customers and as recently-added customers ramp up as described above, we anticipate that our revenue will be more broadly spread across all our customers.

Revenue attributable to our customers includes the subscriber-based revenue earned directly from them, as well as the search and display advertising revenue generated through our relationships with our search and display advertising partners (such as Google for search advertising and advertising networks, advertising agencies and advertisers for display advertising). This revenue is attributable to our customers because it is produced from the traffic on our customers’ websites. These partners provide us with advertisements that we then deliver with search results and other content on our customers’ websites. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In the year ended December 31, 2011, search advertising through our relationship with Google generated approximately 57% of our revenue, or $51.5 million (all of which was attributable to our customers).

We have experienced, and expect to continue to experience, growth in our business as we acquire new customers, as our existing customers acquire new consumers, as we roll out new products and services and as we expand our presence into international markets. We expect to continue to make capital expenditures in 2012 related to both the customer supporting activities and our internal information technology infrastructure. We also expect that our research and development headcount and associated expenses will increase in 2012 as we continue to develop our technology platform, deliver new products and services, and make those and existing products and services available across different devices.

Although we experienced net losses in 2010 (as well as in prior years), we believe that the revenue opportunities afforded us by the growth in search and display advertising across our customers have enhanced our ability to achieve profitability in the future. Our costs of revenue are expected generally to grow with revenue as most of these costs are associated with the sharing of revenue with our customers. Therefore, in order to take advantage of this revenue potential and continue to grow profitably it has been and will continue to be important for us to cost-effectively support our customers and manage our operating expenses. While we expect our costs of revenue to increase generally in line with revenue, we expect our operating expenses to decrease as a percentage of revenue, thereby increasing our profitability over time. In 2011 revenue grew by 37.5% over 2010 while operating expenses, including depreciation, grew by 16.7%, and excluding depreciation, grew by 17.5%.

The initiatives described below under “Key Initiatives” are expected to contribute to our ability to maintain and grow profitability via increases in advertising revenue, increases in customers and our consumer reach, and increases in availability of products across more devices. We expect the period in which we experience a return on future investments in each of these initiatives to differ. For example, more direct advertising at higher CPMs would be expected to have an immediate and direct impact on profitability while expansion into international markets may require an investment that involves a longer term return. We expect that some of the net proceeds of our initial public offering will be utilized with a goal of enhancing our technology and our systems capabilities to more efficiently support our customers, develop new products and features and report upon, analyze and manage the financial performance of the business in order to improve our ability to achieve consistent profitability in the future. As of the date of this Annual Report on Form 10-K, we have not yet determined the specific uses of the net proceeds of our initial public offering.

Trends Affecting Our Business

Our customers, who are predominantly high-speed Internet service providers that also offer television services, are facing increasing competition from companies that deliver video content over the Internet, more commonly referred to as “over-the-top,” or OTT. These new competitors include a number of large and growing companies, such as Google, Netflix, Inc., or Netflix, Hulu, LLC, or Hulu, and Amazon.com Inc., or Amazon. With the increased availability of high-speed Internet access and over-the-top programming, consumers’ video content consumption preferences may shift away from current viewing habits. As a result, many of our customers and potential customers are compelled to find new ways to deliver services and content to their consumers via the Internet. We expect this pressure to become even greater as more video content becomes available online. We expect to continue to benefit from this trend as customers adopt our platform to package and deliver video programming and other related authentication services on their own branded websites.

Another trend affecting our customers and our business is the proliferation of Internet-connected devices, especially mobile devices. Smartphones, tablets and connected TVs have made it more convenient for consumers to access services and content online, including television programming. To remain competitive, our customers and potential customers must have the capability to deliver their services and products to consumers on these new devices. Our platform enables them to extend their presence beyond traditional personal computers, and we expect that a significant portion of our revenue growth will come from traffic on these devices.

Our business is also affected by growth in advertising on the Internet, of which proliferation of high-speed Internet access and Internet-connected devices will be the principal drivers. We believe such search advertising will continue to attract advertising spending to the Internet. Meanwhile, growth in the number of mobile Internet users is expected to drive mobile advertising. Our platform creates a revenue stream for our search advertising partner, Google, and our advertising network partners, who provide us with advertisements and share in the fees generated by those advertisements when we deliver them with search results and other content on our customers’ websites. We expect that we (and therefore these advertising partners) will continue to benefit from the underlying trend of growth in Internet advertising.

Key Initiatives

We are focused on several key initiatives to drive our business:

•

increase the content and services we provide to our customers and their consumers, enhance our direct advertising sales effort to increase the CPMs derived from advertising and increase the number of customers using our TV Everywhere authentication platform;

•	add new customers from the high-speed Internet service provider and consumer electronics industries to expand our consumer reach;

•	extend the availability of our existing and new products and services to additional devices including tablets and smartphones; and

•	expand our presence into international markets.

Key Business Metrics

In addition to the line items in our financial statements, we regularly review a number of business metrics related to Internet traffic and search and display advertising to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe disclosing these metrics is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key business metrics, which are unaudited, for the years ended December 31, 2009, 2010 and 2011:

	Years Ended December 31,
	2009	2010	2011
Key Business Metrics:
Unique Visitors (1)	8,320,500	8,235,583	14,619,254
Search Queries (2)	383,871,812	453,687,989	748,576,869
Advertising Impressions (3)	16,549,485,330	18,832,969,669	27,749,105,979

Notes:

(1)	Reflects the number of unique visitors to our customers’ websites computed on an average monthly basis during the applicable period.
(2)	Reflects the total number of search queries during the applicable period.
(3)	Reflects the total number of advertising impressions during the applicable period.

Unique Visitors

We define unique visitors as consumers who have visited one of our customers’ websites at least once during a particular time period. We rely on comScore to provide this data. comScore estimates this data based on the U.S. portion of the Internet activity of its worldwide panel of consumers and its proprietary data collection method.

Search Queries

We define search queries as the number of instances in which a consumer entered a query into a search bar on our platform during a particular time period. We rely on reports from our search partner, Google, to measure the number of such instances.

Advertising Impressions

We define advertising impressions as graphical, textual or video paid advertisements displayed to consumers on our platform during a particular time period. We rely on reports from technology and advertising partners, including DoubleClick (a division of Google), to measure the number of advertising impressions delivered on our platform.

Components of our Results of Operations

Revenue

We derive our revenue from two categories: revenue generated from search and display advertising activities and subscriber-based revenue, each of which is described below. We record our search and display advertising revenue on a gross basis, which includes the net amount received from Google under our agreement with them. The following table shows the revenue in each category, both in amount and as a percentage of revenue, for 2009, 2010 and 2011.

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Revenue:
Search and display advertising	$39,268	$45,859	$72,084
Subscriber-based	21,530	20,373	18,976

Total revenue	$60,798	$66,232	$91,060

Percentage of revenue:
Search and display advertising	65%	69%	79%
Subscriber-based	35	31	21

Total revenue	100%	100%	100%

Search and Display Advertising Revenue

We use Internet search and display advertising to generate revenue from the traffic on our customers’ websites.

•

In the case of search advertising, we have a revenue-sharing relationship with Google, pursuant to which we include a Google-branded search tool on our customers’ websites. When a consumer makes a search query using this tool, we deliver the query to Google and they return search results to consumers that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us, which we in turn share with the applicable customer. The net payment we receive from Google is recognized as revenue.

•

We generate display advertising revenue when consumers view or click on a text, graphic or video advertisement that was delivered on a Synacor-operated website. We fill our advertising inventory with advertisements sourced by our direct salesforce, independent advertising sales representatives and advertising network partners. Revenue may be calculated differently depending on our agreements with our advertisers or the agreements between our advertising network partners and their advertisers. It may be calculated on a cost per impression basis, which means the advertiser pays based on the number of times its advertisements appear, or a cost per action basis, which means that an advertiser pays when a consumer performs an action after engaging one of its advertisements. Historically only a small percentage of our display advertising revenue has been calculated on a cost per action basis.

Subscriber-Based Revenue

We define subscriber-based revenue as subscription fees and other fees that we receive from our customers for the use of our proprietary technology platform and the use of, or access to, e-mail, security, games and other services, including value added services and paid content. Monthly subscriber levels typically form the basis for calculating and generating subscriber-based revenue. They are generally determined by multiplying a per-subscriber per-month fee by the number of subscribers using the particular services being offered or consumed. In other cases, the fee is fixed. We recognize revenue from our customers as the service is delivered.

Costs and Expenses

Cost of Revenue

Cost of revenue consists of revenue sharing, content acquisition costs and co-location facility costs. Revenue sharing consists of amounts accrued and paid to our customers for the traffic on their websites resulting in the generation of search and display advertising revenue. The revenue-sharing agreements with our customers are primarily variable payments based on a percentage of the search and display advertising revenue. Content acquisition agreements may be based on a fixed payment schedule, on the number of subscribers per month, or a combination of both. Fixed-payment agreements are expensed over the term defined in the agreement. Agreements based on the number of subscribers are expensed on a monthly basis. Co-location facility costs consist of rent and operating costs for our data center facilities.

Research and Development

Research and development expenses consist primarily of compensation-related expenses incurred for the development of, enhancements to, and maintenance and operation of our technology platform and related infrastructure.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation-related expenses to our direct sales and marketing personnel, as well as costs related to advertising, industry conferences, promotional materials, and other sales and marketing programs. Advertising cost is expensed as incurred.

General and Administrative

General and administrative expenses consist primarily of compensation related expenses for executive management, finance, accounting, human resources and other administrative functions.

Depreciation

Depreciation includes depreciation of our computer hardware and software, furniture and fixtures, leasehold improvements, and other property, and depreciation on capital leased assets.

Other Income (Expense)

Other income (expense) consists primarily of interest income earned and foreign exchange gains and losses.

Interest Expense

Interest income (expense) primarily consists of expenses associated with our long-term debt, capital leases, and amortization of debt issuance costs.

Provision for Income Taxes

Income tax expense consists of federal and state income taxes in the United States and taxes in certain foreign jurisdictions.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies and estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. See Note 1, The Company and Summary of Significant Accounting Policies, of Notes to the Financial Statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Revenue Recognition

We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured.

The terms of our arrangements with our customers, Google and our advertising network partners are specified in written agreements. These written agreements constitute the persuasive evidence of the arrangements with our customers that are a pre-condition to the recognition of revenue. The evidence used to document that delivery or performance has occurred generally consists of communication of either numbers of subscribers or the revenue generated in a reporting period from customers, advertising partners, vendors and our own internally-generated reports. Occasionally, a customer will notify us of subsequent adjustments to previously reported subscriber data. These adjustments, once accepted by us, will result in adjustments to revenue and cost of revenue. The historical occurrences of such adjustments, and the amounts involved, have not been significant.

Although prices used in our revenue recognition formulas are generally fixed pursuant to the written arrangements with our customers, Google and our advertising network partners, the number of subscribers or the amount of search and display advertising revenue that are subject to our pricing arrangements are not known until the reporting period has ended. Although this data is, in most cases, available prior to the completion of our periodic financial statements, this data may need to be estimated. When made, these estimates are based upon our historical experience with the relevant party. Adjustments to these estimates have historically not been significant. The receipt of this volume data also serves to verify that we have appropriately satisfied our obligation to our customers for that reporting period. Adjustments are recorded in the period in which the data is received.

Pursuant to the terms of our customer contracts, we recognize revenue in each period for our services once the contract has been signed, its terms reviewed and understood, the service, content or both have been made available to the customer and reliable active subscriber information is made available to us.

We undertake an evaluation of the creditworthiness of both new and, on a periodic basis, existing customers. Based on these reviews we determine whether collection of our prospective revenue is probable.

Revenue Sharing

We pay our customers a portion of the revenue generated from search and display advertising. The portion paid to our customers depends on, among other things, the consumer base of the customer and their expected ability to drive consumer traffic to our platform. This revenue consists of the consideration we receive from Google and our display advertising partners in connection with traffic supplied by the applicable customer.

Gross Versus Net Presentation of Revenue for Revenue Sharing

We evaluate our relationship between our search and display advertising partners and our customers in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 605-45, Principal Agent Considerations. We have determined that the revenue derived from traffic supplied by our customers is reported on a gross basis because we are the primary obligor (we are responsible to our customers for fulfilling search and display advertising services and value added and other services), are involved in the service specifications, perform part of the service, have discretion in supplier selection, have latitude in establishing price and bear credit risk.

Stock-Based Compensation

In accordance with FASB ASC 718, Compensation—Stock Compensation, we measure stock-based compensation cost at fair value, net of estimated forfeitures, and generally recognize the corresponding compensation expense on a straight-line basis over the service period during which awards are expected to vest. We include stock-based compensation expense in research and development, sales and marketing and general and administrative expenses in our statement of operations, and determining the fair value of stock-based awards at the grant date requires judgment.

Fair Value of Stock Options. We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our common stock, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates, and expected dividends.

If any of the assumptions used in the Black-Scholes-Merton model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the years ended December 31, 2009, 2010, and 2011:

	Year Ended December 31,
	2009	2010	2011
Dividend yield	—	—	—
Risk-free interest rate	3.40%	2.38%	1.55%
Expected term (in years)	6.25	6.25	6.25
Expected volatility	52%	53%	50%

Since May 2006, in accordance with Section 409A of the Internal Revenue Code and related regulations issued by the Internal Revenue Service, our board of directors has received valuations of our common stock from an independent valuation specialist, or the Valuation Firm, and used the values determined in their reports to set the exercise price of stock options. We also considered these valuations when determining the fair value of our common stock for purposes of calculating stock-based compensation expense in connection with stock options. The Valuation Firm, an unrelated valuation specialist as defined under the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, or the Practice Guide, appraised the value of our common stock in accordance with the guidelines outlined in the Practice Guide. The assumptions it used in its valuation models were based on future expectations combined with management judgments.

In its valuations through June 2009, the Valuation Firm estimated the enterprise value of our company on the applicable valuation date using the discounted future cash flow method and the guideline company method and then computing a weighted average of the two based on the likelihood of an initial public offering. As an initial public offering became more likely, the guideline company method was given greater weight. Then the Valuation Firm used the company security valuation method to allocate the enterprise value of our company among its various classes of equity to derive a fully marketable value per share for the common stock. The Valuation Firm applied an appropriate discount for lack of marketability to this fully marketable value to arrive at the fair value per share of common stock.

In its valuations after June 2009, the Valuation Firm continued to use the guideline company method, but replaced the discounted future cash flow method with the comparable transaction method. This method determines a value based on prices paid by strategic and financial buyers of comparable companies in the Internet software and services sector. The Valuation Firm replaced the discounted cash flow method because our internal forecasting, on which it relied in its analysis, became more short-term focused following the departure of our former chief financial officer in December 2008.

The difference between the exercise price of the options and our estimate of the fair value has been factored into the stock-based compensation expense. Our estimates of the fair value used to compute the stock-based compensation expense for financial reporting purposes may not be reflective of the fair value that would result from the application of other valuation methods, including accepted valuation methods for tax purposes.

Along with these valuations, we considered other objective and subjective factors to determine the fair value of our common stock as of the date of each option grant, including the following factors:

•	the prices, rights, preferences and privileges of our preferred stock relative to the common stock;

•	our operating and financial performance;

•	current business conditions and projections;

•	the hiring of key personnel;

•	the history of our company and the introduction of new products and services;

•	our stage of development;

•

the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an initial public offering or sale of our company, given prevailing market conditions;

•	any adjustment necessary to recognize a lack of marketability for our common stock;

•	the market performance of comparable publicly-traded companies; and

•	the United States and global capital market conditions.

As of December 15, 2011, in light of the fact that we had filed a registration statement for our initial public offering, the Valuation Firm replaced the guideline company and comparable transaction methods in that report with the probability-weighted expected return method, or PWERM. Under the PWERM, the value of common stock is estimated based upon an analysis of future values for the enterprise assuming various scenarios and potential future expected outcomes (e.g., an initial public offering, or IPO, a merger or sale, continuing as a private company or dissolution with no value to common stockholders). Enterprise value is allocated to convertible preferred stock, warrants, options and shares of common stock based on the rights and characteristics of each equity instrument. The resulting share value is based upon the probability-weighted present value of expected future investment returns. The aggregate value of the common stock derived from the PWERM was then divided by the number of common shares to arrive at the per-share common value, and a discount for lack of marketability was then applied to the continuing as a private company scenario.

Income Taxes

We record income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

We also provide reserves as necessary for uncertain tax positions taken on our tax filings. First, we determine if a tax position is more likely than not to be sustained upon audit solely based on technical merits, including resolution of related appeals or litigation processes, if any. Second, based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement we recognize any such differences as a liability. In the event that any unrecognized tax benefits are recognized, the effective tax rate will be affected. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will be the same as these estimates. These estimates are updated quarterly based on factors such as change in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues.

We follow specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Our judgments regarding future profitability may change due to many factors, including future market conditions and our ability to successfully execute our business plans and/or tax planning strategies. Should there be a change in our ability to recover our deferred tax assets, our tax provision would increase or decrease in the period in which the assessment is changed.

Results of Operations

The following tables set forth our results of operations for the periods presented in amount and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Revenue	$60,798	$66,232	$91,060
Costs and operating expenses:
Cost of revenue (1)	34,074	36,703	48,661
Research and development (1)(2)	13,627	18,494	20,228
Sales and marketing (2)	5,591	6,211	8,582
General and administrative (1)(2)	4,966	5,656	6,879
Depreciation	2,005	2,506	2,667

Total costs and operating expenses	60,263	69,570	87,017

Income (loss) from operations	535	(3,338)	4,043
Other income (expense)	69	(2)	(17)
Interest expense	285	240	109

Income (loss) before income taxes	319	(3,580)	3,917
Provision (benefit) for income taxes	15	11	(6,015)

Net income (loss)	$304	$(3,591)	$9,932

Notes:

(1)	Exclusive of depreciation shown separately.
(2)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Research and development	$252	$398	$295
Sales and marketing	189	202	203
General and administrative	460	268	422

	Year Ended December 31,
	2009	2010	2011
Revenue	100%	100%	100%
Costs and operating expenses:
Cost of revenue (1)	56	55	53
Research and development (1)	22	28	22
Sales and marketing	9	9	9
General and administrative (1)	8	9	8
Depreciation	3	4	3

Total costs and operating expenses	99	105	96

Income (loss) from operations	1	(5)	4
Other income (expense)	0	0	0
Interest expense	0	0	0

Income (loss) before income taxes	1	(5)	4
Provision (benefit) for income taxes	0	0	(7)

Net income (loss)	1%	(5)%	11%

Note:

(1)	Exclusive of depreciation shown separately.

Comparison of Years Ended December 31, 2009, 2010 and 2011

Revenue

	Year Ended December 31,			2009 to 2010% Change	2010 to 2011% Change
	2009	2010	2011
	(in thousands)
Revenue:
Search and display advertising	$39,268	$45,859	$72,084	17%	57%
Subscriber-based	21,530	20,373	18,976	(5)%	(7)%

Total revenue	$60,798	$66,232	$91,060	9%	37%

Percentage of revenue:
Search and display advertising	65%	69%	79%
Subscriber-based	35	31	21

Total revenue	100%	100%	100%

In 2011 our revenue increased by $24.8 million, or 37%, to $91.1 million from $66.2 million in 2010. Search and display advertising revenue increased by $26.2 million, or 57%, to $72.1 million in 2011 from $45.9 million in 2010 as a result of increased search queries and advertising impressions on our platform, driven in part by the launch of significant new customers in September 2010 and July 2011. The total number of search queries increased by 65% in 2011, and the total number of advertising impressions increased by 47% in 2011 as compared with 2010. The increase in search queries accounted for approximately 73% of the increase in search and display advertising revenue in 2011, while the increase in advertising impressions accounted for approximately 27%. Subscriber-based revenue decreased $1.4 million, or 7%, to $19.0 million in 2011 from $20.4 million in 2010. The decrease was a result of pricing adjustments in the subscriber-based fees we charge in order to participate in greater search and display advertising revenue resulting from the increases in search queries and advertising impressions.

In 2010 our revenue increased by $5.4 million, or 9%, to $66.2 million from $60.8 million in 2009. Search and display advertising revenue increased by $6.6 million, or 17%, to $45.9 million in 2010 from $39.3 million in 2009 as a result of increased search queries and advertising impressions on existing customers’ websites, as well as the launch of a significant new customer in September 2010. The total number of search queries increased by 18% in 2010, and the total number of advertising impressions increased by 14% in 2010 as compared with 2009. The increase in search queries accounted for approximately 75% of the increase in search and display advertising revenue in 2010, while the increase in advertising impressions accounted for approximately 25%. Subscriber-based revenue decreased $1.2 million, or 5%, to $20.4 million in 2010 from $21.5 million in 2009. The decrease was a result of reduced revenue of $2.0 million from existing products partially offset by increased revenue of $0.8 million from new value added services introduced after the beginning of 2009 to existing customers.

Cost of Revenue

	Year Ended December 31,			2009 to 2010% Change	2010 to 2011% Change
	2009	2010	2011
	(in thousands)
Cost of revenue	$34,074	$36,703	$48,661	8%	33%
Percentage of revenue	56%	55%	53%

Our cost of revenue increased by $12.0 million, or 33%, to approximately $48.7 million in 2011 from approximately $36.7 million in 2010. The increase in our cost of revenue was driven by additional revenue-sharing costs from increased search and display advertising. Cost of revenue as a percentage of revenue declined to 53% of revenue in 2011 from 55% of revenue in 2010 because of changes in search and display advertising revenue attributable to the mix of customers with revenue-sharing arrangements.

Our cost of revenue increased by $2.6 million, or 8%, to $36.7 million in 2010 from $34.1 million in 2009, in part because greater search and display advertising on our platform led to additional revenue-sharing costs, which grew by $3.8 million in 2010. This was partially offset by a decline in our content acquisition costs of $1.4 million. Cost of revenue as a percentage of revenue declined to 55% of revenue in 2010 from 56% of revenue in 2009. This reduction in cost of revenue as a percentage of revenue was the result of a change in customer mix.

Research and Development Expenses

	Year Ended December 31,			2009 to 2010% Change	2010 to 2011% Change
	2009	2010	2011
	(in thousands)
Research and development	$13,627	$18,494	$20,228	36%	9%
Percentage of revenue	22%	28%	22%

Research and development expenses increased by $1.7 million, or 9%, to approximately $20.2 million in 2011 from approximately $18.5 million in 2010. The increase was primarily due to a $1.5 million increase in employee-related costs as a result of the increase in headcount to support new product initiatives and customer deployments and an increase in bonus payout. In addition, there was a $0.8 million increase in expenses for contractors. These increases were partially offset by a $0.7 million decrease in spending on computer supplies and travel related expenses.

Research and development expenses increased by $4.9 million, or 36%, to $18.5 million in 2010 from $13.6 million in 2009. The increase was primarily due to a $3.6 million increase in employee-related costs as a result of the increase in headcount as we added personnel to support new product initiatives and anticipated customer deployments in 2010 and 2011. The remaining increase includes $0.5 million for contractors, $0.4 million for computer supplies and $0.3 million for travel related costs.

Sales and Marketing Expenses

	Year Ended December 31,			2009 to 2010% Change	2010 to 2011% Change
	2009	2010	2011
	(in thousands)
Sales and marketing	$5,591	$6,211	$8,582	11%	38%
Percentage of revenue	9%	9%	9%

Sales and marketing expenses increased by $2.4 million, or 38%, to approximately $8.6 million in 2011 from approximately $6.2 million in 2010. The increase was primarily due to a $0.9 million increase in employee-related costs as a result of the increase in headcount as we hired salespeople in our advertising department. The remaining increase of $1.5 million includes increases for sales commissions, legal fees, reporting services and public relations costs.

Sales and marketing expenses increased by $0.6 million, or 11%, to $6.2 million in 2010 from $5.6 million in 2009. The increase included $0.3 million of additional sales commissions and additional payments to contractors and $0.1 million of additional travel-related expense.

General and Administrative Expenses

	Year Ended December 31,			2009 to 2010% Change	2010 to 2011% Change
	2009	2010	2011
	(in thousands)
General and administrative	$4,966	$5,656	$6,879	14%	22%
Percentage of revenue	8%	9%	8%

General and administrative expenses increased by 1.2 million, or 22%, to approximately $6.9 million in 2011 from approximately $5.7 million in 2010. The increase was primarily due to a $0.6 million increase in employee-related costs as a result of hiring in our executive management and finance departments as well as an increase in bonus payout. The remainder of the increase includes $0.3 million for independent contractors to support our growth.

General and administrative expenses increased by $0.7 million, or 14%, to $5.7 million in 2010 from $5.0 million in 2009. This increase was largely driven by an increase in contractor costs of $0.3 million and an increase in employee-related costs of $0.6 million as a result of additional headcount and related relocation costs, all to support our growth. These increases were partially offset by reduced legal and other expenses of $0.2 million.

Depreciation

	Year Ended December 31,			2009 to 2010% Change	2010 to 2011% Change
	2009	2010	2011
	(in thousands)
Depreciation	$2,005	$2,506	$2,667	25%	6%
Percentage of revenue	3%	4%	3%

Depreciation increased by $0.2 million, or 6%, to approximately $2.7 million in 2011 from approximately $2.5 million in 2010. This increase was driven by the purchase of assets to support the addition of new customers.

Depreciation increased by $0.5 million, or 25%, to approximately $2.5 million in 2010 from approximately $2.0 million in 2009. This increase was driven by the purchase of assets to support the addition of new customers.

Other Income (Expense)

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Other income (expense)	$69	$(2)	$(17)

For each of 2009, 2010 and 2011, other income (expense) consisted primarily of interest income coupled with foreign currency transaction losses related to our operations in the United Kingdom.

Interest Expense

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Interest expense	$285	$240	$109

Interest expense decreased in 2011 compared to 2010 as a result of lower average capital lease and bank financing balances. The interest rates applied to those balances remained substantially the same year-over-year.

Interest expense declined in 2010 as the average capital lease balances at a higher interest rate declined and the average bank loan balances at a lower interest rate increased.

Provision (benefit) for Income Taxes

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Provision (benefit) for income taxes	$15	$11	$(6,015)

We have incurred operating losses which are available to offset income and, consequently, did not incur any material federal or state income taxes in 2009, 2010 and 2011. In 2011, as a result of weighing the positive and negative evidence we determined that we will more likely than not be able to generate sufficient taxable income in the future and we will be able to utilize our net operating loss carryforwards. As a result, we recognized a $6.1 million income tax benefit related to the reduction of our deferred tax asset valuation allowance.

Unaudited Quarterly Results of Operations and Other Data

The following tables present our unaudited quarterly results of operations and other data for the eight quarters ended December 31, 2011. This unaudited quarterly information has been prepared on the same basis as our audited financial statements and, in the opinion of management, the statement of operations data includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. You should read this table in conjunction with our financial statements and related notes located elsewhere in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of the results of operations for any future periods.

	For the Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except per-share data)
Statements of Operations Data:
Revenue	$16,540	$15,867	$15,634	$18,191	$18,694	$19,467	$23,954	$28,945
Costs and operating expenses:
Cost of revenue (1)	9,114	8,843	8,950	9,796	9,980	10,078	12,814	15,789
Research and development (1)	4,131	4,564	5,015	4,784	4,602	4,718	4,950	5,958
Sales and marketing	1,490	1,534	1,573	1,614	1,796	1,888	2,127	2,771
General and administrative (1)	1,325	1,389	1,227	1,715	1,551	1,512	1,824	1,992
Depreciation	537	571	776	622	620	657	673	717

Total costs and operating expenses	16,597	16,901	17,541	18,531	18,549	18,853	22,388	27,227

Income (loss) from operations	(57)	(1,034)	(1,907)	(340)	145	614	1,566	1,718
Net income (loss)	(131)	(1,116)	(1,975)	(369)	111	592	1,485	7,744

Undistributed earnings allocated to preferred stockholders	—	—	—	—	101	541	1,292	6,692

Net income (loss) attributable to common stockholders	$(131)	$(1,116)	$(1,975)	$(369)	$10	$51	$193	$1,052

Net income (loss) per share attributable to common stockholders:
Basic	$(0.07)	$(0.61)	$(1.05)	$(0.19)	$0.01	$0.03	$0.08	$0.35

Diluted	$(0.07)	$(0.61)	$(1.05)	$(0.19)	$—	$0.03	$0.07	$0.34

Note:

(1)	Exclusive of depreciation shown separately.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements are for financing working capital, investing in capital expenditures such as computer hardware and software, supporting research and development efforts, introducing new technology, enhancing existing technology, and marketing our services and products to new and existing customers. To the extent that existing cash and cash equivalents, cash from operations, cash from short-term borrowings and the net proceeds from our initial public offering are insufficient to fund our future activities, we may need to raise additional funds through public or private equity offerings or debt financings.

We have historically funded our operations and met our capital expenditure requirements primarily through private sales of preferred stock. In connection with our initial public offering in February 2012, we received aggregate gross proceeds of $27.3 million. The net proceeds to Synacor from the offering were approximately $22.4 million after deducting underwriting discounts of $1.9 million and offering costs of $3.0 million.

In July 2011 we entered into an amended and restated loan and security agreement with a commercial bank. As of December 31, 2011, the outstanding principal amount of the existing term loan was $0.3 million. We are in the process of repaying the principal amount of the existing term loan in 24 equal monthly installments, with the last such installment due in June 2012. Interest on the existing term loan is payable monthly at a per annum rate equal to the greater of 4.0% or the bank’s prime rate plus 0.5%.

The amended and restated loan and security agreement also provides us with a revolving credit line of $6.0 million, which we can draw on at any time before July 2013, subject to a borrowing base calculation. Borrowings under the revolving credit line accrue interest at a per annum rate equal to the bank’s prime rate plus 0.25%, subject to a minimum rate of 4.0% per annum, and must be repaid by July 2013. As of December 31, 2011, $6.0 million was fully available under the revolving credit line, with no outstanding borrowings.

The amended and restated loan and security agreement contains provisions that allow the bank to accelerate repayment of both the existing term loan, the new term loan, if any, and the revolving credit line upon a material adverse change, as defined in the agreement, as well as other events of default. Our obligations under the agreement are secured by a blanket lien on all of our assets in favor of the bank. The agreement contains certain financial performance, reporting and other covenants, including restrictions on paying dividends and making distributions to our stockholder. As of December 31, 2011, we were in compliance with the covenants.

As of December 31, 2011, we had approximately $10.9 million of cash and cash equivalents and money market funds. We did not have any short-term or long-term investments. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our term loan and revolving credit line, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Cash Flows

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$4,489	$(1,333)	$8,678
Cash flows used in investing activities	(828)	(1,558)	(1,848)
Cash flows used in financing activities	(2,029)	(2,159)	(1,317)

Cash Provided by (Used in) Operating Activities

From January 1, 2009 through December 31, 2011, we have generated $11.8 million in positive cash flows from operating activities. Our largest source of cash flows from operating activities is cash collections from customers and search and display advertising partners, including Google. Our primary uses of cash from operating activities are for revenue-sharing and content-acquisition costs, personnel-related expenditures, and facilities expenses to support our growth.

Operating activities provided $8.7 million of cash in 2011. The cash flow from operating activities primarily resulted from our net income, adjusted for non-cash items, and changes in our operating assets and liabilities. We had net income in 2011 of $9.9 million, which included a non-cash benefit from deferred income taxes of $6.1 million, non-cash depreciation of $2.7 million and non-cash stock-based compensation of $0.9 million. Changes in our operating assets and liabilities provided $1.2 million of cash in 2011, primarily due to an increase of $4.1 million in our accounts payable and an increase of $1.7 million of other accrued expenses partially offset by increases in our accounts receivable of $4.7 million. The increase in accounts payable was the result of increased spending due to the growth of our revenue-share payments associated with our revenue growth and the timing of payments to customers for revenue-sharing agreements and to content providers. The increase in other accrued expenses was mainly due to an increase in our bonus accrual. The increase in our accounts receivable was primarily due to our revenue growth in 2011.

Operating activities used $1.3 million of cash in 2010. The cash flow from operating activities primarily resulted from our net loss, adjusted for non-cash items, and changes in our operating assets and liabilities. We had a net loss in 2010 of $3.6 million, which included non-cash depreciation of $2.5 million and non-cash stock-based compensation of $0.9 million. Changes in our operating assets and liabilities used $1.1 million of cash in 2010, primarily due to an increase of $1.9 million in our accounts receivable partially offset by an increase of $1.0 million in our accounts payable. The increase in our accounts receivable was primarily due to our revenue growth in 2010. The increase in accounts payable was the result of increased spending due to the growth of our revenue-share payments associated with our revenue growth and the timing of payments to customers for revenue-sharing agreements.

Operating activities provided $4.5 million of cash in 2009. The cash flow from operating activities primarily resulted from our net income adjusted for non-cash items, and changes in our operating assets and liabilities. We had net income in 2009 of $0.3 million, which included non-cash depreciation of $2.0 million, non-cash stock-based compensation of $0.9 million, non-cash bad debt write-off of $0.3 million and a non-cash loss on disposal of equipment of $0.1 million. Changes in our operating assets and liabilities provided $0.9 million of cash in 2009, primarily due to increases in our accounts payable of $2.2 million and decreases of our prepaid expenses of $0.9 million. The favorable components of cash provided by operating activities were partially offset by increases in our accounts receivable of $0.9 million and decreases of our accrued expenses of $1.1 million. The increase in accounts payable was the result of increased spending due to the growth of our revenue-share payments associated with our revenue growth and the timing of payments. The decrease in prepaid expenses reflects the timing of advance payments made to content providers. The increase in our accounts receivable was primarily due to our revenue growth in 2009 and the decrease in our accrued expenses was due to timing of payments made to content providers.

Cash Used in Investing Activities

Our investing activities have consisted of purchases of property, equipment and software to build out our data centers. Net cash used in investing activities for the years ended December 31, 2011, 2010 and 2009 were $1.8 million, $1.6 million and $0.8 million, respectively. Purchases of property, equipment and software may vary from period to period due to the timing of the expansion of our operations. We expect to continue to invest in property, equipment and software during 2012 and into the foreseeable future.

Cash Used in Financing Activities

For the year ended December 31, 2011, net cash used in financing activities was approximately $1.3 million primarily for repayments of $2.2 million on our capital lease obligations and bank financing partially offset by $0.8 million of proceeds from a sale/leaseback transaction relating to computer equipment.

For the year ended December 31, 2010, net cash used in financing activities was approximately $2.2 million primarily for repayments of $2.6 million on our capital lease obligations and bank financing and $0.2 million used for the repurchase of our common stock from our chief executive officer partially offset by proceeds of $0.6 million from borrowings on bank financing.

For the year ended December 31, 2009, net cash used in financing activities was approximately $2.0 million primarily for repayments of $2.0 million on our capital lease obligations and $0.4 million used for the repurchase of our common stock from certain stockholders partially offset by proceeds of $0.4 million from borrowings on bank financing.

Recently Issued and Adopted Accounting Pronouncements

Fair Value Measurements

In October 2009, the FASB amended the accounting standard for multiple deliverable revenue arrangements, which provided updated guidance on whether multiple deliverables exist, how deliverables in an arrangement should be separated and how consideration should be allocated. This standard eliminates the use of the residual method and requires arrangement consideration to be allocated based on the relative selling price for each deliverable. We elected to early adopt this accounting standard on January 1, 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. The adoption of this standard did not have a material impact on our financial statements.

Effective January 1, 2010, we adopted new authoritative guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Accordingly, we adopted this new guidance beginning January 1, 2010, except for the additional Level 3 requirements, which were adopted in 2011. Level 3 assets and liabilities are those whose fair value inputs are unobservable and reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The adoption of this guidance did not have a material impact on our financial statements.

In May 2011, the FASB issued guidance that establishes a global standard for applying fair value measurement. In addition to a few updates to the measurement guidance it includes enhanced disclosure requirements. The most significant change for companies reporting under GAAP is an expansion of the disclosures required for Level 3 measurements; that is, measurements based on unobservable inputs, such as a company’s own data. This update is effective for us beginning in fiscal year 2012. The adoption of this guidance is not expected to have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements.

Contractual Obligations

We lease office space and data center space under operating lease agreements and certain equipment under capital lease agreements. We are also obligated to make payments under various contracts with vendors and customers, principally for revenue-sharing and content arrangements.

The following table sets forth our future contractual obligations as of December 31, 2011:

	Payments due by period
	Total	2012	2013	2014	2015	2016	2017
	(in thousands)
Bank financing	$250	$250	$—	$—	$—	$—	$—
Capital lease obligations	3,929	1,740	1,377	812	—	—	—
Operating lease obligations	2,666	1,010	594	472	472	118	—
Contract commitments	8,559	4,884	3,400	275	—	—	—

Total	$15,404	$7,884	$5,371	$1,559	$472	$118	$—

The contract commitments shown in the foregoing table represent fixed payment obligations to some of our customers and content providers. Agreements with certain customers and certain content providers require us to make fixed payments to them.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These primarily include interest rate and inflation risk.

Interest Rate Risk

Our cash and cash equivalents primarily consist of cash and money market funds. We currently have no investments of any type. Our exposure to market risk for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are submitted on pages F-1 through F-23 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information require to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriated to allow timely decisions regarding required disclosure. Based upon the evaluation as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information in our proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

Our board of directors has adopted a Code of Business Conduct and a Code of Ethics applicable to all officers, directors and employees, which is available on our website (http://www.synacor.com) under “Investors—Corporate Governance.” We will provide a copy of these documents to any person, without charge, upon request, by writing to us at Synacor, Inc., Investor Relations Department, 40 La Riviere Dr., Suite 300, Buffalo, New York 14202. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct or Code of Ethics by posting such information on our website at the address and the location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information in our proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information in our proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information in our proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information in our proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements: See Financial Statements and Supplementary Data, Part II, Item 8.

(b) Financial Statement Schedules: Financial Statement Schedules have been omitted either because they are not required or because the information required is included in the notes to the financial statements.

(c) Exhibits: The following exhibits are incorporated by reference herein or filed herewith:

EXHIBITS

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

3.1	Fifth Amended and Restated Certificate of Incorporation	S-1/A	333-178049	1/30/12	3.2

3.2	Amended and Restated Bylaws	S-1/A	333-178049	1/30/12	3.4

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and certain key employees	S-1	333-178049	11/18/11	10.1

10.2.1	2000 Stock Plan	S-1	333-178049	11/18/11	10.2.1

10.2.2	Amendment to 2000 Stock Plan, adopted September 30, 2004	S-1	333-178049	11/18/11	10.2.2

10.2.3	Amendment to 2000 Stock Plan, adopted June 9, 2006	S-1	333-178049	11/18/11	10.2.3

10.2.4	Amendment to 2000 Stock Plan, adopted October 19, 2006	S-1	333-178049	11/18/11	10.2.4

10.2.5	Amendment to 2000 Stock Plan, adopted July 31, 2008	S-1	333-178049	11/18/11	10.2.5

10.2.6	Form of Stock Option Agreement under 2000 Stock Plan	S-1/A	333-178049	1/30/12	10.2.6

10.2.7	Stock Option Agreement under 2000 Stock Plan with Ronald N. Frankel	S-1/A	333-178049	1/30/12	10.2.7

10.3.1	2006 Stock Plan	S-1	333-178049	11/18/11	10.3.1

10.3.2	Amendment No. 1 to 2006 Stock Plan	S-1	333-178049	11/18/11	10.3.2

10.3.3	Amendment No. 2 to 2006 Stock Plan	S-1	333-178049	11/18/11	10.3.3

10.3.4	Amendment No. 3 to 2006 Stock Plan	S-1	333-178049	11/18/11	10.3.4

10.3.5	Amendment No. 4 to 2006 Stock Plan	S-1	333-178049	11/18/11	10.3.5

10.3.6	Amendment No. 5 to 2006 Stock Plan	S-1	333-178049	11/18/11	10.3.6

10.3.7	Amendment No. 6 to 2006 Stock Plan	S-1	333-178049	11/18/11	10.3.7

10.3.8	Amendment No. 7 to 2006 Stock Plan	S-1/A	333-178049	1/18/12	10.3.8

10.3.9	Form of Stock Option Agreement under 2006 Stock Plan with Jordan Levy	S-1/A	333-178049	1/30/12	10.3.9

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

10.3.10	Stock Option Agreement under 2006 Stock Plan with Ronald N. Frankel	S-1/A	333-178049	1/30/12	10.3.10

10.3.11	Form of Stock Option Agreement with Ronald N. Frankel under 2006 Stock Plan	S-1/A	333-178049	1/30/12	10.3.11

10.3.12	Form of Stock Option Agreement with George G. Chamoun under 2006 Stock Plan	S-1/A	333-178049	1/30/12	10.3.12

10.3.13	Form of Stock Option Agreement with Scott A. Bailey under 2006 Stock Plan	S-1/A	333-178049	1/30/12	10.3.13

10.3.14	Form of Director Stock Option Agreement under 2006 Stock Plan	S-1/A	333-178049	1/30/12	10.3.14

10.3.15	Form of Director Stock Option Agreement under 2006 Stock Plan	S-1/A	333-178049	1/30/12	10.3.15

10.4.1	2012 Equity Incentive Plan	S-1/A	333-178049	1/18/12	10.4

10.4.2	Form of Stock Option Agreement under 2012 Equity Incentive Plan	S-1/A	333-178049	1/30/12	10.4.2

10.4.3	Form of Stock Unit Agreement under 2012 Equity Incentive Plan	S-1/A	333-178049	1/30/12	10.4.3

10.5.1	Letter Agreement dated July 31, 2007 with Ronald N. Frankel	S-1	333-178049	11/18/11	10.5.1

10.5.2	Severance Agreement with Ronald N. Frankel	S-1/A	333-178049	12/23/11	10.5.2

10.6	Letter Agreement dated October 15, 2010 with Scott A. Bailey	S-1	333-178049	11/18/11	10.6

10.7.1	Employment and Noncompetition Agreement dated December 22, 2000 between George G. Chamoun and CKMP, Inc.	S-1	333-178049	11/18/11	10.7.1

10.7.2	Severance Agreement with George G. Chamoun	S-1/A	333-178049	12/23/11	10.7.2

10.8	Letter Agreement dated August 3, 2011 with William J. Stuart	S-1	333-178049	11/18/11	10.8

10.9.1†	Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated as of April 1, 2010	S-1/A	333-178049	2/1/12	10.9.1

10.9.2†	Amendment #1 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated as of October 1, 2010	S-1/A	333-178049	1/13/12	10.9.2

10.9.3†	Amendment #2 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated as of May 25, 2011	S-1/A	333-178049	1/13/12	10.9.3

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

10.9.4†	Amendment #3 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated as of December 9, 2011	S-1/A	333-178049	1/13/12	10.9.4

10.10†	Master Services Agreement between Qwest Corporation and Synacor, Inc. dated as of July 1, 2010	S-1/A	333-178049	1/17/12	10.10

10.11.1†	Master Services Agreement between Embarq Management Company and Synacor, Inc. dated as of December 4, 2006	S-1/A	333-178049	2/1/12	10.11.1

10.11.2†	Contract Order between Embarq Management Company and Synacor, Inc. dated as of December 4, 2006.	S-1/A	333-178049	2/1/12	10.11.2

10.11.3†	Amendment to Contract Order between Embarq Management Company and Synacor, Inc. dated as of December 19, 2007	S-1/A	333-178049	1/17/12	10.11.3

10.11.4†	Second Amendment to Contract Order between Embarq Management Company and Synacor, Inc. dated as of February 6, 2008	S-1/A	333-178049	1/17/12	10.11.4

10.11.5†	Third Amendment to Contract Order between Embarq Management Company and Synacor, Inc. dated as of December 17, 2007	S-1/A	333-178049	1/17/12	10.11.5

10.11.6†	Fourth Amendment to Contract Order between Embarq Management Company and Synacor, Inc. dated as of April 15, 2008	S-1/A	333-178049	1/17/12	10.11.6

10.11.7†	Fifth Amendment to Contract Order between Embarq Management Company and Synacor, Inc. dated as of March 12, 2009	S-1/A	333-178049	1/17/12	10.11.7

10.11.8†	Sixth Amendment to Contract Order between Embarq Management Company and Synacor, Inc. dated as of March 12, 2009	S-1/A	333-178049	1/17/12	10.11.8

10.11.9†	Seventh Amendment to Contract Order between Embarq Management Company and Synacor, Inc. dated as of May 12, 2009	S-1/A	333-178049	1/17/12	10.11.9

10.11.10†	Eighth Amendment to Contract Order between Embarq Management Company and Synacor, Inc. dated as of August 11, 2009	S-1/A	333-178049	1/17/12	10.11.10

10.11.11	Amendment #9 to Master Services Agreement between Embarq Management Company and Synacor, Inc. dated as of January 28, 2010	S-1/A	333-178049	1/17/12	10.11.11

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

10.11.12	Amendment #10 to Master Services Agreement between Embarq Management Company and Synacor, Inc. dated as of February 12, 2010	S-1/A	333-178049	1/17/12	10.11.12

10.11.13	Amendment #11 to Master Services Agreement between Embarq Management Company and Synacor, Inc. dated as of February 24, 2010	S-1/A	333-178049	1/17/12	10.11.13

10.11.14†	Amendment #12 to Master Services Agreement between Embarq Management Company and Synacor, Inc. dated as of March 5, 2010	S-1/A	333-178049	1/17/12	10.11.14

10.11.15†	Amendment #13 to Master Services Agreement between Embarq Management Company and Synacor, Inc. dated as of September 22, 2010	S-1/A	333-178049	1/17/12	10.11.15

10.11.16	Amendment #14 to Master Services Agreement between Embarq Management Company and Synacor, Inc. dated as of July 25, 2011	S-1/A	333-178049	1/17/12	10.11.16

10.11.17	Amendment #15 to Master Services Agreement between Embarq Management Company and Synacor, Inc. dated as of August 31, 2011	S-1/A	333-178049	1/17/12	10.11.17

10.11.18	Amendment #16 to Master Services Agreement between Embarq Management Company and Synacor, Inc. dated as of October 1, 2011	S-1/A	333-178049	1/17/12	10.11.18

10.11.19	Amendment #17 to Master Services Agreement between Embarq Management Company and Synacor, Inc. dated as of October 1, 2011	S-1/A	333-178049	1/17/12	10.11.19

10.12†	Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated as of July 1, 2010	S-1/A	333-178049	2/1/12	10.12

10.13.1†	Google Services Agreement between Google Inc. and Synacor, Inc. dated as of March 1, 2011	S-1/A	333-178049	2/1/12	10.13.1

10.13.2†	Amendment Number One to Google Services Agreement between Google Inc. and Synacor, Inc. dated as of July 1, 2011	S-1/A	333-178049	12/29/11	10.13.2

10.14.1	Sublease dated March 3, 2006 between Ludlow Technical Products Corporation and Synacor, Inc.	S-1	333-178049	11/18/11	10.14.1

10.14.2	First Amendment to Sublease dated as of September 25, 2006	S-1	333-178049	11/18/11	10.14.2

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

10.14.3	Second Amendment to Sublease dated as of February 27, 2007	S-1	333-178049	11/18/11	10.14.3

10.15.1	Letter Agreement dated March 1, 2008 with Jordan Levy	S-1/A	333-178049	1/30/12	10.15.1

10.15.2	Letter Agreement dated June 23, 2009 with Jordan Levy	S-1/A	333-178049	1/30/12	10.15.2

10.15.3	Letter Agreement dated March 1, 2008 with Ronald N. Frankel	S-1/A	333-178049	1/30/12	10.15.3

10.15.4	Letter Agreement dated June 23, 2009 with Ronald N. Frankel	S-1/A	333-178049	1/30/12	10.15.4

10.15.5	Letter Agreement dated March 1, 2008 with George G. Chamoun	S-1/A	333-178049	1/30/12	10.15.5

10.15.6	Letter Agreement dated June 23, 2009 with George G. Chamoun	S-1/A	333-178049	1/30/12	10.15.6

10.16	Form of Common Stock Repurchase Agreement	S-1/A	333-178049	1/30/12	10.16

21.1	List of subsidiaries	S-1/A	333-178049	1/18/12	21.1

23	Consent of Deloitte & Touche LLP					X

24.1	Power of Attorney (contained in the signature page of this Annual Report on Form 10-K)					X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1‡	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Notes:

†	Confidential treatment requested for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.
‡

This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Synacor, Inc. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNACOR, INC.

By:	/S/ RONALD N. FRANKEL
Ronald N. Frankel
President and Chief Executive Officer

Dated: March 30, 2012

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald N. Frankel and William J. Stuart, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RONALD N. FRANKEL Ronald N. Frankel	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2012

/S/ WILLIAM J. STUART William J. Stuart	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2012

/S/ MARWAN FAWAZ Marwan Fawaz	Director	March 30, 2012

/S/ GARY L. GINSBERG Gary L. Ginsberg	Director	March 30, 2012

/S/ ANDREW KAU Andrew Kau	Director	March 30, 2012

/S/ JORDAN LEVY Jordan Levy	Director	March 30, 2012

/S/ MICHAEL J. MONTGOMERY Michael J. Montgomery	Director	March 30, 2012

INDEX TO EXHIBITS

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

3.1	Fifth Amended and Restated Certificate of Incorporation	S-1/A	333-178049	1/30/12	3.2

3.2	Amended and Restated Bylaws	S-1/A	333-178049	1/30/12	3.4

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and certain key employees	S-1	333-178049	11/18/11	10.1

10.2.1	2000 Stock Plan	S-1	333-178049	11/18/11	10.2.1

10.2.2	Amendment to 2000 Stock Plan, adopted September 30, 2004	S-1	333-178049	11/18/11	10.2.2

10.2.3	Amendment to 2000 Stock Plan, adopted June 9, 2006	S-1	333-178049	11/18/11	10.2.3

10.2.4	Amendment to 2000 Stock Plan, adopted October 19, 2006	S-1	333-178049	11/18/11	10.2.4

10.2.5	Amendment to 2000 Stock Plan, adopted July 31, 2008	S-1	333-178049	11/18/11	10.2.5

10.2.6	Form of Stock Option Agreement under 2000 Stock Plan	S-1/A	333-178049	1/30/12	10.2.6

10.2.7	Stock Option Agreement under 2000 Stock Plan with Ronald N. Frankel	S-1/A	333-178049	1/30/12	10.2.7

10.3.1	2006 Stock Plan	S-1	333-178049	11/18/11	10.3.1

10.3.2	Amendment No. 1 to 2006 Stock Plan	S-1	333-178049	11/18/11	10.3.2

10.3.3	Amendment No. 2 to 2006 Stock Plan	S-1	333-178049	11/18/11	10.3.3

10.3.4	Amendment No. 3 to 2006 Stock Plan	S-1	333-178049	11/18/11	10.3.4

10.3.5	Amendment No. 4 to 2006 Stock Plan	S-1	333-178049	11/18/11	10.3.5

10.3.6	Amendment No. 5 to 2006 Stock Plan	S-1	333-178049	11/18/11	10.3.6

10.3.7	Amendment No. 6 to 2006 Stock Plan	S-1	333-178049	11/18/11	10.3.7

10.3.8	Amendment No. 7 to 2006 Stock Plan	S-1/A	333-178049	1/18/12	10.3.8

10.3.9	Form of Stock Option Agreement under 2006 Stock Plan with Jordan Levy	S-1/A	333-178049	1/30/12	10.3.9

10.3.10	Stock Option Agreement under 2006 Stock Plan with Ronald N. Frankel	S-1/A	333-178049	1/30/12	10.3.10

10.3.11	Form of Stock Option Agreement with Ronald N. Frankel under 2006 Stock Plan	S-1/A	333-178049	1/30/12	10.3.11

10.3.12	Form of Stock Option Agreement with George G. Chamoun under 2006 Stock Plan	S-1/A	333-178049	1/30/12	10.3.12

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

10.3.13	Form of Stock Option Agreement with Scott A. Bailey under 2006 Stock Plan	S-1/A	333-178049	1/30/12	10.3.13

10.3.14	Form of Director Stock Option Agreement under 2006 Stock Plan	S-1/A	333-178049	1/30/12	10.3.14

10.3.15	Form of Director Stock Option Agreement under 2006 Stock Plan	S-1/A	333-178049	1/30/12	10.3.15

10.4.1	2012 Equity Incentive Plan	S-1/A	333-178049	1/18/12	10.4

10.4.2	Form of Stock Option Agreement under 2012 Equity Incentive Plan	S-1/A	333-178049	1/30/12	10.4.2

10.4.3	Form of Stock Unit Agreement under 2012 Equity Incentive Plan	S-1/A	333-178049	1/30/12	10.4.3

10.5.1	Letter Agreement dated July 31, 2007 with Ronald N. Frankel	S-1	333-178049	11/18/11	10.5.1

10.5.2	Severance Agreement with Ronald N. Frankel	S-1/A	333-178049	12/23/11	10.5.2

10.6	Letter Agreement dated October 15, 2010 with Scott A. Bailey	S-1	333-178049	11/18/11	10.6

10.7.1	Employment and Noncompetition Agreement dated December 22, 2000 between George G. Chamoun and CKMP, Inc.	S-1	333-178049	11/18/11	10.7.1

10.7.2	Severance Agreement with George G. Chamoun	S-1/A	333-178049	12/23/11	10.7.2

10.8	Letter Agreement dated August 3, 2011 with William J. Stuart	S-1	333-178049	11/18/11	10.8

10.9.1†	Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated as of April 1, 2010	S-1/A	333-178049	2/1/12	10.9.1

10.9.2†	Amendment #1 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated as of October 1, 2010	S-1/A	333-178049	1/13/12	10.9.2

10.9.3†	Amendment #2 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated as of May 25, 2011	S-1/A	333-178049	1/13/12	10.9.3

10.9.4†	Amendment #3 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated as of December 9, 2011	S-1/A	333-178049	1/13/12	10.9.4

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

10.10†	Master Services Agreement between Qwest Corporation and Synacor, Inc. dated as of July 1, 2010	S-1/A	333-178049	1/17/12	10.10

10.11.1†	Master Services Agreement between Embarq Management Company and Synacor, Inc. dated as of December 4, 2006	S-1/A	333-178049	2/1/12	10.11.1

10.11.2†	Contract Order between Embarq Management Company and Synacor, Inc. dated as of December 4, 2006.	S-1/A	333-178049	2/1/12	10.11.2

10.11.3†	Amendment to Contract Order between Embarq Management Company and Synacor, Inc. dated as of December 19, 2007	S-1/A	333-178049	1/17/12	10.11.3

10.11.4†	Second Amendment to Contract Order between Embarq Management Company and Synacor, Inc. dated as of February 6, 2008	S-1/A	333-178049	1/17/12	10.11.4

10.11.5†	Third Amendment to Contract Order between Embarq Management Company and Synacor, Inc. dated as of December 17, 2007	S-1/A	333-178049	1/17/12	10.11.5

10.11.6†	Fourth Amendment to Contract Order between Embarq Management Company and Synacor, Inc. dated as of April 15, 2008	S-1/A	333-178049	1/17/12	10.11.6

10.11.7†	Fifth Amendment to Contract Order between Embarq Management Company and Synacor, Inc. dated as of March 12, 2009	S-1/A	333-178049	1/17/12	10.11.7

10.11.8†	Sixth Amendment to Contract Order between Embarq Management Company and Synacor, Inc. dated as of March 12, 2009	S-1/A	333-178049	1/17/12	10.11.8

10.11.9†	Seventh Amendment to Contract Order between Embarq Management Company and Synacor, Inc. dated as of May 12, 2009	S-1/A	333-178049	1/17/12	10.11.9

10.11.10†	Eighth Amendment to Contract Order between Embarq Management Company and Synacor, Inc. dated as of August 11, 2009	S-1/A	333-178049	1/17/12	10.11.10

10.11.11	Amendment #9 to Master Services Agreement between Embarq Management Company and Synacor, Inc. dated as of January 28, 2010	S-1/A	333-178049	1/17/12	10.11.11

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

10.11.12	Amendment #10 to Master Services Agreement between Embarq Management Company and Synacor, Inc. dated as of February 12, 2010	S-1/A	333-178049	1/17/12	10.11.12

10.11.13	Amendment #11 to Master Services Agreement between Embarq Management Company and Synacor, Inc. dated as of February 24, 2010	S-1/A	333-178049	1/17/12	10.11.13

10.11.14†	Amendment #12 to Master Services Agreement between Embarq Management Company and Synacor, Inc. dated as of March 5, 2010	S-1/A	333-178049	1/17/12	10.11.14

10.11.15†	Amendment #13 to Master Services Agreement between Embarq Management Company and Synacor, Inc. dated as of September 22, 2010	S-1/A	333-178049	1/17/12	10.11.15

10.11.16	Amendment #14 to Master Services Agreement between Embarq Management Company and Synacor, Inc. dated as of July 25, 2011	S-1/A	333-178049	1/17/12	10.11.16

10.11.17	Amendment #15 to Master Services Agreement between Embarq Management Company and Synacor, Inc. dated as of August 31, 2011	S-1/A	333-178049	1/17/12	10.11.17

10.11.18	Amendment #16 to Master Services Agreement between Embarq Management Company and Synacor, Inc. dated as of October 1, 2011	S-1/A	333-178049	1/17/12	10.11.18

10.11.19	Amendment #17 to Master Services Agreement between Embarq Management Company and Synacor, Inc. dated as of October 1, 2011	S-1/A	333-178049	1/17/12	10.11.19

10.12†	Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated as of July 1, 2010	S-1/A	333-178049	2/1/12	10.12

10.13.1†	Google Services Agreement between Google Inc. and Synacor, Inc. dated as of March 1, 2011	S-1/A	333-178049	2/1/12	10.13.1

10.13.2†	Amendment Number One to Google Services Agreement between Google Inc. and Synacor, Inc. dated as of July 1, 2011	S-1/A	333-178049	12/29/11	10.13.2

10.14.1	Sublease dated March 3, 2006 between Ludlow Technical Products Corporation and Synacor, Inc.	S-1	333-178049	11/18/11	10.14.1

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

10.14.2	First Amendment to Sublease dated as of September 25, 2006	S-1	333-178049	11/18/11	10.14.2

10.14.3	Second Amendment to Sublease dated as of February 27, 2007	S-1	333-178049	11/18/11	10.14.3

10.15.1	Letter Agreement dated March 1, 2008 with Jordan Levy	S-1/A	333-178049	1/30/12	10.15.1

10.15.2	Letter Agreement dated June 23, 2009 with Jordan Levy	S-1/A	333-178049	1/30/12	10.15.2

10.15.3	Letter Agreement dated March 1, 2008 with Ronald N. Frankel	S-1/A	333-178049	1/30/12	10.15.3

10.15.4	Letter Agreement dated June 23, 2009 with Ronald N. Frankel	S-1/A	333-178049	1/30/12	10.15.4

10.15.5	Letter Agreement dated March 1, 2008 with George G. Chamoun	S-1/A	333-178049	1/30/12	10.15.5

10.15.6	Letter Agreement dated June 23, 2009 with George G. Chamoun	S-1/A	333-178049	1/30/12	10.15.6

10.16	Form of Common Stock Repurchase Agreement	S-1/A	333-178049	1/30/12	10.16

21.1	List of subsidiaries	S-1/A	333-178049	1/18/12	21.1

23	Consent of Deloitte & Touche LLP					X

24.1	Power of Attorney (contained in the signature page of this Annual Report on Form 10-K)					X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1‡	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Notes:

†	Confidential treatment requested for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.
‡

This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Synacor, Inc. specifically incorporates it by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Synacor, Inc.

Buffalo, New York

We have audited the accompanying balance sheets of Synacor, Inc. (the “Company”) as of December 31, 2010 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Williamsville, New York

March 30, 2012

SYNACOR, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND 2011

(In thousands except for share and per share data)

	2010	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,412	$10,925
Accounts receivable—net of allowance of $19 and $25	9,654	14,336
Deferred income taxes	—	3,534
Prepaid expenses and other current assets	1,536	1,811

Total current assets	16,602	30,606
PROPERTY AND EQUIPMENT—Net	7,110	8,301
DEFERRED INCOME TAXES, NON-CURRENT	—	2,549
OTHER LONG-TERM ASSETS	615	1,926

TOTAL ASSETS	$24,327	$43,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,612	$12,498
Accrued expenses and other current liabilities	3,272	5,492
Current portion of bank financing	500	250
Current portion of capital lease obligations	1,478	1,593

Total current liabilities	12,862	19,833
LONG-TERM PORTION OF BANK FINANCING	250	—
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	953	2,098
OTHER LONG-TERM LIABILITIES	106	71

Total liabilities	14,171	22,002

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value—authorized, 30,000,000 shares; 1,904,153 issued and 1,584,653 outstanding at December 31, 2010 and 3,052,856 issued and 2,733,356 shares outstanding at December 31, 2011	19	31
Convertible preferred stock (liquidation value of $5,240 at December 31, 2011), $0.01 par value—authorized Series A, 5,709,638 shares; issued and outstanding, 5,548,508 shares at December 31, 2010 and 2011	5,077	5,077
Convertible preferred stock (liquidation value of $750 at December 31, 2011), $0.01 par value—authorized Series A-1, 570,344 shares; issued and outstanding, 570,344 shares at December 31, 2010 and 2011	730	730
Convertible preferred stock (liquidation value of $5,475 at December 31, 2011), $0.01 par value—authorized Series B, 3,500,000 shares; issued and outstanding, 2,737,500 shares at December 31, 2010 and 2011	5,401	5,401
Convertible preferred stock (liquidation value of $17,374 at December 31, 2011), $0.01 par value—authorized Series C, 2,740,407 shares; issued and outstanding, 2,740,407 shares at December 31, 2010 and 2011	17,224	17,224
Treasury stock—at cost, 319,500 shares at December 31, 2010 and 2011	(569)	(569)
Additional paid-in capital	44,359	45,639
Accumulated deficit	(62,085)	(52,153)

Total stockholders’ equity	10,156	21,380

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,327	$43,382

The accompanying notes are an integral part of these financial statements.

SYNACOR, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010, AND 2011

(In thousands except for share and per share data)

	2009	2010	2011
REVENUE	$60,798	$66,232	$91,060
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation shown separately below)	34,074	36,703	48,661
Research and development (exclusive of depreciation shown separately below)	13,627	18,494	20,228
Sales and marketing	5,591	6.211	8,582
General and administrative (exclusive of depreciation shown separately below)	4,966	5,656	6,879
Depreciation	2,005	2,506	2,667

Total costs and operating expenses	60,263	69,570	87,017

INCOME (LOSS) FROM OPERATIONS	535	(3,338)	4,043

OTHER INCOME (EXPENSE)	69	(2)	(17)

INTEREST EXPENSE	(285)	(240)	(109)

INCOME (LOSS) BEFORE INCOME TAXES	319	(3,580)	3,917

PROVISION (BENEFIT) FOR INCOME TAXES	15	11	(6,015)

NET INCOME (LOSS)	304	(3,591)	9,932

UNDISTRIBUTED EARNINGS ALLOCATED TO PREFERRED STOCKHOLDERS	279	—	8,583

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$25	$(3,591)	$1,349

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$0.01	$(1.93)	$0.59

Diluted	$0.01	$(1.93)	$0.45

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	1,814,029	1,865,294	2,303,443

Diluted	22,293,068	1,865,294	21,974,403

PRO FORMA NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS (unaudited) (Note 1)
Basic			$0.50

Diluted			$0.45

PRO FORMA WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS (unaudited) (Note 1)
Basic			19,698,578

Diluted			21,974,403

The accompanying notes are an integral part of these financial statements.

SYNACOR, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010, AND 2011

(In thousands except for share data)

			Treasury Stock		Series A		Series A-1		Series B		Series C		Additional Paid-In Capital	Accumulated Deficit
	Common Stock		(Common)		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Total
BALANCE—January 1, 2009	1,776,209	$18	—	$—	5,548,508	$5,077	570,344	$730	2,737,500	$5,401	2,740,407	$17,224	$42,559	$(58,798)	$12,211
Exercise of common stock options	58,737	—											5		5
Stock-based compensation expense													901		901
Repurchase of common shares			(244,500)	(368)											(368)
Net income														304	304

BALANCE—December 31, 2009	1,834,946	18	(244,500)	(368)	5,548,508	5,077	570,344	730	2,737,500	5,401	2,740,407	17,224	43,465	(58,494)	13,053
Exercise of common stock options	69,207	1											26		27
Stock-based compensation expense													868		868
Repurchase of common shares			(75,000)	(201)											(201)
Net loss														(3,591)	(3,591)

BALANCE—December 31, 2010	1,904,153	19	(319,500)	(569)	5,548,508	5,077	570,344	730	2,737,500	5,401	2,740,407	17,224	44,359	(62,085)	10,156
Exercise of common stock options	1,148,703	12											360		372
Stock-based compensation expense													920		920
Net income														9,932	9,932

BALANCE—December 31, 2011	3,052,856	$31	(319,500)	$(569)	5,548,508	$5,077	570,344	$730	2,737,500	$5,401	2,740,407	$17,224	$45,639	$(52,153)	$21,380

The accompanying notes are an integral part of these financial statements.

SYNACOR, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010, AND 2011

(In thousands)

	2009	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$304	($3,591)	$9,932
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,005	2,506	2,667
Stock-based compensation expense	901	868	920
Bad debt write off	287	—	—
Loss on disposal of property and equipment	116	5	11
Benefit from deferred income taxes	—	—	(6,083)
Change in assets and liabilities:
Accounts receivable, net	(898)	(1,881)	(4,682)
Prepaid expenses and other current assets	855	(484)	(45)
Other long-term assets	293	(121)	164
Accounts payable	2,164	1,081	4,120
Accrued expenses and other current liabilities	(1,076)	444	1,709
Other long-term liabilities	(462)	(160)	(35)

Net cash provided by (used in) operating activities	4,489	(1,333)	8,678

CASH FLOWS FROM INVESTING ACTIVITIES—Purchases of property and equipment	(828)	(1,558)	(1,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank financing	412	588	—
Proceeds from sale/leaseback	—	—	794
Repayment on bank financing	—	(250)	(500)
Repayments on capital lease obligations	(2,078)	(2,323)	(1,719)
Proceeds from exercise of common stock options	5	27	372
Purchase of treasury stock	(368)	(201)	—
Initial public offering costs	—	—	(264)

Net cash used in financing activities	(2,029)	(2,159)	(1,317)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,632	(5,050)	5,513

CASH AND CASH EQUIVALENTS—Beginning of year	8,830	10,462	5,412

CASH AND CASH EQUIVALENTS—End of year	$10,462	$5,412	$10,925

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$285	$247	$110
Cash paid for income taxes	—	—	82

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Property and equipment acquired under capital lease obligations and bank financing	$160	$1,840	$2,185
Accrued property and equipment expenditures	—	—	235
Accrued initial public offering costs	—	—	1,042

The accompanying notes are an integral part of these financial statements.

SYNACOR, INC.

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010, AND 2011, AND

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010, AND 2011

(In thousands except for share and per share data)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Synacor, Inc. (the “Company”) is a leading provider of authentication and aggregation solutions for delivery of online content and services. The Company delivers solutions as a set of services through its hosted and managed platform, enabling cable and telecom service providers and consumer electronics manufacturers to provide the online content and services that their consumers increasingly demand. The Company’s platform allows its customers to package a wide array of online content and services with their high-speed Internet, communications, television and other offerings. Synacor’s customers offer the Company’s services under their own brands on Internet-enabled devices such as PCs, tablets, smartphones and connected TVs.

In February 2012, the Company completed its initial public offering whereby 6,818,170 shares of common stock were sold to the public at a price of $5.00 per share. The Company sold 5,454,545 common shares and selling stockholders sold 1,363,625 common shares. The Company received aggregate proceeds of $25,400 from the initial public offering, net of underwriters’ discounts and commissions but before deducting offering expenses of approximately $3,000.

In connection with the initial public offering in February 2012, the Board of Directors of the Company approved a 1-for-2 reverse stock split of the Company’s common stock. All common shares, stock options, and per share information presented in these financial statements reflect the reverse stock split on a retroactive basis for all periods presented. There was no change in the par value of the Company’s common stock. The ratio by which shares of preferred stock were convertible into shares of common stock was adjusted to reflect the effects of the reverse stock split. In addition, in accordance with their rights and consistent with the conversion rates discussed in Note 8 Equity, all shares of the Company’s outstanding preferred stock were converted into common stock upon the closing of the initial public offering.

Cash and Cash Equivalents—The Company invests its excess cash in money market funds. All investments with an original maturity of three months or less are considered cash equivalents. The Company has not experienced any loss in fair value on these investments.

Accounts Receivable—The Company records accounts receivable at the invoiced amount and does not charge interest on past due invoices. An allowance for doubtful accounts is maintained to reserve for potentially uncollectible accounts receivable. The Company reviews its accounts receivable from customers which are past due to identify specific accounts with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations.

Property and Equipment—Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Leasehold improvements	3–10 years
Computer hardware	5 years
Computer software	3 years
Furniture and fixtures	7 years
Other	3–5 years

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

Long-Lived Assets—The Company reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. For purposes of evaluating and measuring impairment, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. There has been no material adjustments to long-lived assets in any of the years presented.

Revenue Recognition—The Company derives revenue from two categories: revenue generated from search and display advertising activities and subscriber-based revenue, each of which is described below. Search and display advertising is recorded on a gross basis, which includes the net amount received from Google under the Company’s agreement with Google. The following table shows the revenue in each category for the years ended December 31, 2009, 2010 and 2011 (in thousands):

	Year Ended December 31,
	2009	2010	2011
Search and display advertising	$39,268	$45,859	$72,084
Subscriber-based	21,530	20,373	18,976

Total revenue	$60,798	$66,232	$91,060

The Company uses Internet search and display advertising to generate revenue from the traffic on its customers’ websites.

•

In the case of search advertising, the Company has a revenue-sharing relationship with Google, pursuant to which it includes a Google-branded search tool on its customers’ websites. When a consumer makes a search query using this tool, the Company delivers the query to Google and they return search results to consumers that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with the Company, which in turn is shared with the applicable customer. The net payment received from Google is recognized as revenue.

•

Display advertising revenue is generated when consumers view or click on a text, graphic, or video advertisement that was delivered on a Synacor-operated website. Advertising inventory is filled with advertisements sourced by the Company’s direct sales force, independent advertising sales representatives, and also advertising network partners. Display advertising revenue is calculated on a cost per impression basis, which means the advertiser pays based on the number of times its advertisements appear, or a cost per action basis, which means that an advertiser pays when a consumer performs an action after engaging one of its advertisements. Historically, only a small percentage of display advertising has been calculated on a cost per action basis.

Subscriber-based revenue is defined as subscription fees and other fees that the Company receives from customers for the use of its proprietary technology platform and the use of, or access to, e-mail, security, games and other value added services and paid content. Monthly subscriber levels typically form the basis for calculating and generating subscriber-based revenue. They are generally determined by multiplying a per-subscriber per-month fee by the number of subscribers using the particular services being offered or consumed. In other cases, the fee is fixed. Revenue is recognized from customers as the service is delivered.

Search and display advertising and subscriber-based revenue are recognized when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured.

The Company evaluates its relationship between search and display advertising partners and customers in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-45, Principal Agent Considerations. The Company has determined that the revenue derived from traffic supplied by its customers is reported on a gross basis because Synacor is the primary obligor (the Company is responsible to its customers for fulfilling search and display advertising services and value added and other services), is involved in the service specifications, performs part of the service, has discretion in supplier selection, has latitude in establishing price and bears credit risk.

Cost of Revenue—Cost of revenue consists of revenue sharing, content acquisition costs and co-location facility costs. Revenue sharing consists of amounts accrued and paid to customers for the traffic on their websites resulting in the generation of search and display advertising revenue. The revenue-sharing agreements with customers are primarily variable payments based on a percentage of the search and display advertising revenue. Content-acquisition agreements may be based on a fixed payment schedule, on the number of subscribers per month, or a combination of both. Fixed-payment agreements are expensed on a straight-line basis over the term defined in the agreement. Agreements based on the number of subscribers are expensed on a monthly basis. Co-location facility costs consist of rent and operating costs for the Company’s data center facilities.

Concentrations of Risk—As of December 31, 2010 and 2011, and for the years ended December 31, 2009, 2010, and 2011 the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable and revenue as follows:

	Accounts Receivable		Revenue
	2010	2011	2009	2010	2011
Google	39%	45%	45%	49%	57%
Platform Customer A (1)	22	11	18	14	N/A

Note:

(1)	For this purpose revenue includes only revenue earned directly by the Company from this platform customer for subscriber-based services and excludes revenue attributable to search and display advertising on the customer’s website(s). For the year ended December 31, 2011, the revenue earned directly from Platform Customer A was less than 10%.

For the years ended December 31, 2009, 2010 and 2011, the following platform customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue. The costs represent revenue share paid to them for their supply of Internet traffic on our customer branded platforms.

	Cost of Revenue
	2009	2010	2011
Platform Customer A	18%	21%	14%
Platform Customer B	26	25	18
Platform Customer C (1)	N/A	N/A	11

Note:

(1)	For the years ended December 31, 2009 and 2010, the revenue share payments received by Platform Customer C were less than 10%.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash primarily in checking and money market accounts with high credit quality financial institutions, which, at times, have exceeded federally insured limits. At December 31, 2011, the Company had cash of $834 at financial institutions in excess of the federally insured limits.

Research and Development—Research and development expenses consist primarily of compensation related expenses incurred for the development of, enhancements to, and maintenance and operation of the Company’s technology platform and related infrastructures.

Software Development Costs—Costs incurred during the preliminary project stage for software programs are expensed as incurred. External and internal costs incurred during the application development stage of new software development as well as for upgrades and enhancements for software programs that result in additional functionality are capitalized. In the years presented, the Company has not incurred significant external or internal costs related to the application development stage. Internal and external training and maintenance costs are expensed as incurred.

Sales and Marketing—Sales and marketing expenses consist primarily of compensation related expenses to the Company’s direct sales and marketing personnel, as well as costs related to advertising, industry conferences, promotional materials, and other sales and marketing programs. Advertising cost is expensed as incurred.

General and Administrative—General and administrative expenses consist primarily of compensation related expenses for executive management, finance, accounting, human resources, and other administrative functions.

Earnings Per Share—Basic earnings per share, or EPS, is calculated in accordance with FASB ASC Topic 260, Earnings per Share, and is calculated using the weighted average number of common shares outstanding during each period. Contingently issuable or repurchasable shares are not used in the calculation of basic earnings per share until the contingency is resolved.

Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, convertible preferred stock and options are considered to be potential common shares and are only included in the calculation of diluted earnings per share when their effect is dilutive.

The shares used to compute basic and diluted net income per share represent the weighted-average common shares outstanding. The Company’s preferred stockholders have the right to participate with common stockholders in dividends and unallocated income. Net losses are not allocated to the preferred stockholders. Therefore, when applicable, basic and diluted EPS are computed using the two-class method, under which the Company’s undistributed earnings are allocated amongst the common and preferred stockholders.

Stock-Based Compensation—The Company records compensation costs related to stock-based awards in accordance with FASB ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized ratably over the requisite service period of the award. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates prevesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest. See Note 9 Stock-based Compensation for additional information on stock-based compensation.

Income Taxes—Deferred income tax assets and liabilities are determined based on temporary differences between the financial statement and income tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted income tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established to the extent necessary to reduce deferred income tax assets to amounts that more likely than not will be realized.

The Company accounts for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2011, there was no accrued interest or penalties related to uncertain tax positions.

Accounting Estimates—The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, actual results may differ from estimated amounts.

Fair Value of Financial Instruments—The carrying amounts of the Company’s capital leases and bank financing approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at December 31, 2010 and 2011.

Fair Value Measurements—The provisions of ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring the fair value in accounting principles generally accepted in the U.S. and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:

Level 1—Level 1 inputs are defined as observable inputs such as quoted prices in active markets.

Level 2—Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3—Level 3 inputs are unobservable inputs that reflect the Company’s determination of assumptions that market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including the Company’s own data.

In accordance with ASC 820, included within the Company’s cash and cash equivalents as of December 31, 2010 and 2011 are $794 and $1,295, respectively, of money market funds that are classified as Level 1 financial assets. The fair value of cash and cash equivalents are primarily composed of the Company’s investments in money market instruments with original maturities of three months or less. The Company’s cash and cash equivalent balances excluded above are composed of cash, certificates of deposits with original maturities of one month or less, and overnight investments.

In May 2011, the FASB issued guidance that establishes a global standard for applying fair value measurement. In addition to a few updates to the measurement guidance it includes enhanced disclosure requirements. The most significant change for companies reporting under GAAP is an expansion of the disclosures required for Level 3 measurements; that is, measurements based on unobservable inputs, such as a company’s own data. This update is effective for the Company beginning in fiscal year 2012. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Acquisition—In January 2012, the Company acquired the assets of Carbyn, Inc., or Carbyn, an Ontario, Canada-based company. The assets acquired are principally comprised of mobile device software and technology and other intellectual property, which the Company expects to enhance its efforts in the development of next generation web applications for mobile devices. The aggregate purchase price is up to $1,100 for the acquired assets, of which $600 was paid upon consummation of the acquisition and the remaining $500 is due in April 2013 unless such amount is offset in satisfaction of certain indemnification obligations of Carbyn. In addition, the Company hired seven employees from Carbyn who have accepted employment with Synacor Canada, Inc., a newly-formed and wholly-owned subsidiary of the Company. The acquisition and its impact on the balance sheet and results of operations is not material.

2. PROPERTY AND EQUIPMENT—NET

As of December 31, property and equipment, net consisted of the following (in thousands):

	2010	2011
Computer equipment (1)	$10,622	$13,032
Computer software	1,004	1,409
Furniture and fixtures	1,040	1,049
Leasehold improvements	678	690
Other	269	933

	13,613	17,113
Less accumulated depreciation (2)	(6,503)	(8,812)

Total property and equipment—net	$7,110	$8,301

Notes:

(1)	Includes equipment under capital lease obligations of approximately $6,578 and $3,442 as of December 31, 2010 and 2011, respectively.
(2)	Includes $3,381 and $687 of accumulated depreciation of equipment under capital leases as of December 31, 2010 and 2011, respectively.

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, accrued expenses and other current liabilities consisted of the following (in thousands):

	2010	2011
Accrued compensation	$1,988	$3,612
Accrued content fees	314	334
Unearned revenue on contracts	627	255
Other	343	1,291

Total	$3,272	$5,492

4. BANK FINANCING

In July 2011, the Company amended its existing loan and security agreement, pursuant to which the Company could have refinanced its existing term loan with a new term loan in the principal amount of up to $3,000 at any time before January 2012. The Company did not refinance the term loan prior to or in January 2012. The Company is in the process of repaying the principal amount of the term loan in 24 equal installments, the last such installment is due in June 2012. Borrowings under the term loan accrue interest at the greater of 4% or prime rate plus margin of 0.50%. As of December 31, 2011 the outstanding balance was $250, all of which was current. At December 31, 2010 the term loan balance was $750, of which $500 was current and $250 was long-term.

Additionally, the July 2011 amended agreement increased the Company’s ability to borrow under a revolving credit line from $5,000 at December 31, 2010 to $6,000 for an extended term of 24 months from agreement execution, ending July 2013. Any borrowings under the revolving credit line accrue interest at the greater of 4% or prime rate plus margin of 0.25% and must be repaid by July 2013. There were no borrowings outstanding on the revolving credit line as of December 31, 2010 or 2011.

Both the term loan and the revolving credit line agreement contain provisions that allow the lender to accelerate repayment of the borrowing upon a material adverse change as defined in the agreement. The term loan and the revolving credit line agreement contain certain financial performance and reporting covenants, and at December 31, 2010 and 2011, the Company was in compliance with the covenants.

5. INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2009, 2010, and 2011, comprised the following (in thousands):

	2009	2010	2011
Current:
United States Federal	$9	$2	$47
State	—	—	7
Foreign	6	9	14

Total current provision for income taxes	15	11	68

Deferred:
United States Federal	186	(786)	1,954
State	35	(158)	373
Foreign	—	—	40

Total deferred provision (benefit) for income taxes	221	(944)	2,367
Less increase (decrease) in valuation allowance	(221)	944	(8,450)

Net deferred provision (benefit) for income taxes	—	—	(6,083)

Total provision (benefit) for income taxes	$15	$11	$(6,015)

The income tax effects of significant temporary differences and carryforwards that give rise to deferred income tax assets and liabilities as of December 31, 2010 and 2011 are as follows (in thousands):

	2010	2011
Deferred income tax assets:
Stock and other compensation expense	$334	$351
Net operating losses	8,638	6,179
Credit carryforwards	136	116
Other	94	89

Gross deferred tax assets	9,202	6,735
Valuation allowance	(8,450)	—

Net deferred tax assets	752	6,735

Deferred income tax liabilities:
Fixed assets	(497)	(621)
Other	(11)	(5)

Gross deferred tax liabilities	(508)	(626)

Subtotal	244	6,109
Less unrecognized tax benefit liability	(244)	(26)

Net deferred tax assets	$—	$6,083

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2010	2011
Balance—beginning of year	$41	$—	$244
Additions for tax positions of prior years	—	244	—
Reductions for tax positions of prior years	(41)	—	(218)

Balance—end of year	$—	$244	$26

The tax positions at the end of 2010 and 2011 were primarily related to changes in tax depreciation methods related to fixed assets placed in service in prior years.

Income tax expense (benefit) for the years ended December 2009, 2010, and 2011, differs from the expected income tax (benefit) expense calculated using the statutory U.S. Federal income tax rate as follows (dollars in thousands):

	2009		2010		2011
Federal income tax expense (benefit) at statutory rate	$105	34%	$(1,217)	34%	$1,332	34%
State and local taxes—net of federal benefit	99	32	(158)	4	251	6
Foreign taxes	—	—	—	—	54	1
Expiration of state NOLs	—	—	135	(4)	(42)	(1)
Valuation allowance	(221)	(71)	944	(26)	(7,959)	(203)
Permanent differences	336	108	256	(7)	349	9
Uncertain tax position current activity	(41)	(13)	—	—	—	—
Other	(263)	(85)	51	(1)	—	—

Total	$15	5%	$11	—%	$(6,015)	(154)%

The Company had federal and state net operating loss carryforwards (“NOL”) of approximately $16,100 and $14,700, respectively, at December 31, 2011. The Company had federal and state NOLs of approximately $21,100 and $19,800, respectively, at December 31, 2010. The NOLs will begin to expire in 2023. At December 31, 2010 due to the uncertainty as to the ability to generate sufficient taxable income in the future and utilize the NOLs before they expire, the Company had recorded a valuation allowance to reduce the net deferred tax asset to zero. At December 31, 2011, the Company weighed the positive and negative evidence and determined that it will more likely than not be able to generate sufficient taxable income in the future to be able to utilize the entire NOL in future periods. Therefore, there is no valuation allowance recorded as of December 31, 2011.

6. INFORMATION ABOUT SEGMENT AND GEOGRAPHIC AREAS

The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a total Company basis, accompanied by information about revenue by major service line for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the Company level. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure of providing personalized Internet platforms and online entertainment services to high-speed Internet subscribers.

The following table sets forth revenue and long-lived tangible assets by geographic area (in thousands):

	Years Ended December 31,
	2009	2010	2011
Revenue:
United States	$59,356	$65,180	$90,062
United Kingdom	888	766	998
Netherlands	554	286	—

Total revenue	$60,798	$66,232	$91,060

	Years Ended December 31,
	2010	2011
Long-lived tangible assets:
United States	$6,236	$7,680
Netherlands	874	621

Total long-lived tangible assets	$7,110	$8,301

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company leases office space and data center space under operating lease agreements and certain equipment under capital lease agreements with interest rates ranging from 5% to 8%.

Rent expense for operating leases was approximately $995, $1,048, and $1,099 for 2009, 2010, and 2011, respectively.

Lease commitments as of December 31, 2011 can be summarized as follows (in thousands):

Years Ending December 31	Operating Lease Commitments
2012	$1,010
2013	594
2014	472
2015	472
2016	118
Due after 5 years	—

Total lease commitments	$2,666

Years Ending December 31	Capital Lease Commitments
2012	$1,740
2013	1,377
2014	812

Gross lease commitment	3,929
Less interest	(238)

Net lease commitments	$3,691

Contract Commitments—The Company is obligated to make payments under various contracts with vendors and other business partners, principally for revenue-share and content arrangements. Contract commitments as of December 31, 2011 can be summarized as follows (in thousands):

Years Ending December 31	Contract Commitments
2012	$4,884
2013	3,400
2014	275

Total contract commitments	$8,559

Litigation—From time to time, the Company is a party to legal actions. In the opinion of management, the outcome of these matters will not have a material impact on the financial statements of the Company.

8. EQUITY

Common Stock—On July 28, 2008, the Company’s board of directors and stockholders approved the First Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation. The total number of common shares that the Company is authorized to issue is 30 million with a par value of $0.01 per share.

Restricted Stock—On April 19, 2007, the Company completed a restricted stock sale of 270,000 shares of common stock to its chief financial officer pursuant to the terms of the related stock purchase agreement, which included a repurchase right held by the Company. The chief financial officer tendered cash of $250, or $0.93 per share, to the Company in return for the shares of restricted common stock. During 2008, 112,500 restricted shares were vested, and the chief financial officer tendered his resignation effective December 31, 2008. In 2009, the Company repurchased 157,500 unvested and 112,500 vested shares at a price of $0.93 per share.

Treasury Stock—In August of 2009, the Company repurchased 132,000 common shares from executives of the Company at $2.00 per share. In September of 2010, the Company repurchased 75,000 common shares from an executive of the Company at $2.68 per share.

Convertible Preferred Stock

Conversion—Each share of Series A, A-1, B, and C preferred stock was convertible at the option of the holder at any time into common stock. The conversion rate was the quotient obtained by dividing the original issue price of the Series A, A-1, B, or C by the conversion price. Subsequent to the First Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation on July 31, 2008, the conversion price was adjusted to effect a conversion of one preferred share into one and one-half common shares, as explained in Note 1, The Company and Summary of Significant Accounting Policies. The conversion price was subject to adjustment as set forth in the restated certificate of incorporation for certain dilutive issuances, splits, and combinations, as therein defined. Conversion was automatic upon either the consent of the holders of 66% of the outstanding shares of preferred stock or the effective date of a firm commitment underwritten public offering of the Company’s common stock in which the post-offering valuation on a fully diluted basis was at least $150 million and the proceeds are not less than $25 million. All shares of the Company’s outstanding preferred stock were converted into common stock in February 2012 in connection with the Company’s initial public offering.

Voting—Each share of A, A-1, B, and C preferred stock had voting rights, on an as-if-converted basis, identical to common stock and votes together as one class with the common stock.

Dividends—The holders of shares of Series C preferred stock were entitled to receive dividends, out of any assets legally available therefore, prior and in preference to any declaration or payment of any dividend on the Series A preferred stock, Series A-1 preferred stock, Series B preferred stock, and common stock of the

Company. The holders of shares of Series B preferred stock were entitled to receive dividends, out of any assets legally available therefore, prior and in preference to any declaration or payment of any dividend on the Series A preferred stock, Series A-1 preferred stock, and common stock of the Company. The holders of shares of Series A preferred stock and Series A-1 preferred stock were entitled to receive dividends, on a pari passu basis, out of any assets legally available therefore, prior and in preference to any declaration or payment of any dividend on the common stock of the Company. Dividends were payable when, as, and if declared by the board of directors. Such dividends were not cumulative.

Redemption—The Series A, A-1, B and C preferred stock were not redeemable at the option of the holder.

Liquidation—In the event of any liquidation, dissolution, or winding down of the Company, either voluntary or involuntary, including a merger, acquisition, or sale of assets where the beneficial owners of the Company’s common stock and convertible preferred stock own less than 50% of the resulting voting power (“Liquidation Event”), the holders of shares of Series C preferred stock were entitled to receive, prior and in preference to any distribution of the proceeds of such Liquidation Event to the holders of Series A, A-1, and B preferred stock and common stock by reason of their ownership thereof, an amount equal to 100% per share of the original issue price for each share of Series C preferred stock then held by them, plus declared but unpaid dividends on such share. Upon completion of the distribution required to Series C stockholders, the holders of shares of Series B preferred stock were entitled to receive, prior and in preference to any distribution of the proceeds of such Liquidation Event to the holders of Series A and A-1 preferred stock and common stock by reason of their ownership thereof, an amount equal to 100% per share of the original issue price for each share of Series B preferred stock then held by them, plus declared but unpaid dividends on such share. Upon completion of the distribution required to Series B stockholders, the Series A and A-1 stockholders were entitled to receive 100% per share of the original issue price, plus any declared but unpaid dividends prior and in preference to any distribution to the common stockholders. Upon completion of the distribution required to Series B, A, and A-1 stockholders, the holders of common stock were entitled to receive an amount per share equal to declared but unpaid dividends. After payment of the above distributions, the remaining assets of the Company would have been distributed to the common and Series C, B, A, and A-1 stockholders pro rata based on the number of common shares held by each (on an as-if-converted basis).

9. STOCK-BASED COMPENSATION

The Company recorded $901, $868, and $920 of stock-based compensation expense for the years ended December 31, 2009, 2010, and 2011, respectively. No income tax deduction is allowed for incentive stock options. Accordingly, no deferred income tax asset is recorded for the expense related to these options. Stock option grants of non-qualified stock options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised.

Stock Option Re-Pricing—In June 2009, the Company’s Board of Directors, with input from management, determined that the fair value of the Company’s common stock had declined to $2.52 per share based on an independent valuation performed for the Company. In connection with this decline, option grants totaling 1,108,847 options, during the period from July 31, 2007 through September 16, 2008 with an exercise price above $3.98 were amended to have an exercise price of $2.52. The vesting commencement date and the length of the vesting period for each of these grants were not altered.

This modification resulted in additional employee stock-based compensation expense of $387 for the year ended December 31, 2009, to be expensed over the remaining vesting period of these grants.

Stock Option Plans—The Company has adopted three stock option plans, which authorize the grant of up to 7,170,359 options to officers and other key employees to purchase the Company’s common stock, subject to the terms of the plans. The options generally vest ratably over four years. The options are generally exercisable after the date of grant, and typically expire 10 years from their respective grant dates or earlier if employment is terminated. In connection with the early exercise of stock options, the Company has the right, but not the obligation, to repurchase shares of common stock upon termination of the individual’s service to the Company at the amount equal to the lower of the original exercise price per share or the fair market value at the time the repurchase is exercised. During the years ended December 31, 2010 and 2011 there were no early exercises.

A summary of the status of options granted under all option plans is presented below:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding—January 1, 2011	4,895,648	$1.35
Granted	1,680,425	3.74
Exercised	(1,148,703)	0.34
Forfeited	(344,594)	5.20

Outstanding—December 31, 2011	5,082,776	2.14

Expected to vest—December 31, 2011	4,750,060	2.04

Vested and exercisable—December 31, 2011	2,841,002	1.06

The weighted-average remaining contractual life of the options outstanding and expected to vest were 5.4, 5.2, and 6.2 years as of December 31, 2009, 2010, and 2011, respectively. The aggregate intrinsic value for outstanding, expected to vest, and vested and exercisable shares were $19,416, $18,624, and $13,917, respectively, as of December 31, 2011. The total intrinsic value of options exercised during the year ended December 31, 2011, was $6,461. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock value and the exercise price, multiplied by the number of in-the-money stock options) had all stock option holders exercised their stock options on the balance sheet date. This amount will change based on the fair market value of the Company’s stock.

The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock options on the date of grant. The determination of the grant date fair value of options using an option-pricing model is affected by the Company’s estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of the Company’s common stock, expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

•	Fair Value of Common Stock—Because the Company’s stock had not been publicly traded as of December 31, 2011, it estimated the fair value of common stock.

•

Expected Term—The expected term represents the period of time the stock options are expected to be outstanding and is based on the “simplified method” allowed under SEC guidance. The Company used the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options.

•

Volatility—Since the Company did not have a trading history for its common stock as of December 31, 2011, the expected stock price volatility was estimated by taking the average historic price volatility for publicly-traded options of comparable industry peers similar in size, stage of life cycle and financial leverage, based on daily price observations over a period equivalent to the expected term of the stock option grants. The Company did not rely on implied volatilities of traded options in its industry peers’ common stock because the volume of activity was relatively low. The Company intends to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of its common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Risk-Free Interest Rate—The risk-free interest rate was based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

•	Dividend Yield—The expected dividend yield was 0% based upon the Company’s historical practice of electing not to declare or pay cash dividends on its common stock.

In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The forfeiture rate was estimated based on historical experience. To the extent the actual forfeiture rate is different from the estimate, stock-based compensation expense is adjusted accordingly.

In connection with the preparation of the Company’s financial statements for the year ended December 31, 2011, the Company engaged an unrelated valuation specialist, or Valuation Specialist, as defined under the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to assist Company management in estimating the fair value of its common stock in connection with options granted during that period. In valuation reports dated April 2011, November 2011, and January 2012, the Valuation Specialist retrospectively valued the Company’s common stock.

For the 2009 valuations, the Valuation Specialist estimated the enterprise value of the Company on each applicable valuation date using a combination of the discounted future cash flow method, the market multiple method and the comparable transaction method and then computed a weighted average of the applicable combination based on the likelihood of an initial public offering. In 2010, April 2011 and November 2011, because the Company did not have sufficient profitability, the discounted future cash flow method was not used. The Valuation Specialist then used the company security valuation method to allocate the enterprise value of the Company among its various classes of equity to derive a fully marketable value per share for the common stock. The Valuation Specialist applied an appropriate discount for lack of marketability to this fully marketable value to arrive at the fair value per share of common stock.

In November 2011, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”), for an initial public offering. As a result, the Valuation Specialist replaced the guideline company and comparable transaction methods in the January 2012 report with the probability-weighted expected return method, or PWERM. Under the PWERM, the value of common stock was estimated based upon an analysis of future values for the enterprise assuming various scenarios and potential future expected outcomes (e.g., an initial public offering, or IPO, a merger or sale, continuing as a private company or dissolution with no value to common stockholders). Enterprise value was allocated to convertible preferred stock, warrants, options and shares of common stock based on the rights and characteristics of each equity instrument. The resulting share value was based upon the probability-weighted present value of expected future investment returns. The aggregate value of the common stock derived from the PWERM was then divided by the number of common shares to arrive at the per-share common value, and a discount for lack of marketability was then applied to the continuing as a private company scenario.

The following is a summary of the valuation dates and corresponding common stock fair values during 2011:

Valuation Date	Common Stock Fair Value Per Share
March 31, 2011	$3.32
September 30, 2011	3.70
December 15, 2011	5.96

The following is a description of the significant assumptions used in the valuations of the Company’s common stock during 2011:

March 31, 2011 Valuation—The US economy and financial market conditions continued to improve from the September 30, 2010 valuation date through March 31, 2011. The probabilities of an initial public offering and a sale of the Company were 20% and 80%, respectively. The weightings given to the market multiple method and the comparable transaction method were 50% and 50%, respectively. The company-specific volatility was 70% and the lack-of-marketability discount was 20%.

September 30, 2011 Valuation—The US economy and financial market conditions were difficult from March 31, 2011 to September 30, 2011, however the Company’s business continued to grow. The probabilities of an initial public offering and a sale of the Company were 50% each. The weightings given to the market multiple method and the comparable transaction method were 50% and 50%, respectively. The company-specific volatility was 70% and the lack-of-marketability discount was 20%.

December 15, 2011 Valuation—The Company began using the PWERM to determine the fair value of common stock. Under this method, the assumptions regarding various exit scenarios were as follows: 55% staying private, 30% initial public offering, 10% strategic sale and 5% distressed sale/dissolution. The valuation analysis indicated an aggregate equity value of $185.2 million and a fair value for common stock of $5.96 per share.

For options granted during the years ended December 31, 2009 and 2010, the weighted-average fair value of the stock options granted, estimated on the date of the grant using the Black-Scholes option-pricing model, was $2.50 and $1.44 and used the following assumptions:

	2009	2010
Expected life of options (in years)	6.25	6.25
Risk-free interest rate	3.4%	2.4%
Expected volatility	52	53
Expected dividend yield	—	—

A summary of the option grants and assumptions used in the Black-Scholes option-pricing model to value the options during the year ended December 31, 2011, is as follows:

Grant Date	Options Granted	Weighted- Average Fair Value	Expected Life of Options (In years)	Risk- Free Interest Rate	Expected Volatility	Expected Dividend Yield
February 3, 2011	15,500	$1.50	6.25	2.92%	50%	—%
March 16, 2011	57,375	1.46	6.25	2.56	50	—
May 5, 2011	4,500	1.68	6.25	2.54	50	—
June 16, 2011	54,000	1.66	6.25	2.22	50	—
August 16, 2011	1,179,300	1.66	6.25	1.54	51	—
November 4, 2011	99,000	1.90	6.25	1.45	53	—
December 15, 2011	130,750	3.04	6.25	1.38	53	—
December 31, 2011	140,000	3.04	6.25	1.38	53	—

Total grants	1,680,425

Stock option information at December 31, 2011, is as follows:

Exercise prices	Number of Options Outstanding	Weighted- Average Exercise Price	Number of Options Vested and Exercisable	Weighted- Average Exercise Price
$0.04	729,800	$0.04	729,800	$0.04
0.20	744,288	0.20	744,288	0.20
0.93	421,912	0.93	421,912	0.93
2.40	57,156	2.40	28,726	2.40
2.52	662,570	2.52	635,506	2.52
2.58	65,125	2.58	48,861	2.58
2.68	260,000	2.68	92,202	2.68
2.88	562,875	2.88	139,707	2.88
3.32	1,211,800	3.32	—	3.32
3.70	99,000	3.70	—	3.70
5.96	268,250	5.96	—	5.96

	5,082,776	$2.14	$2,841,002	$1.06

As of December 31, 2011, the unrecognized compensation cost related to non-vested options granted, for which vesting is probable, under the plan was approximately $3,225. This cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested was $845, $624, and $715 during the years ended December 31, 2009, 2010, and 2011, respectively.

Total stock-based compensation expense included in the accompanying statements of operations for the years ended December 31, 2009, 2010, and 2011, is as follows (in thousands):

	2009	2010	2011
Research and development	$252	$398	$295
Sales and marketing	189	202	203
General and administrative	460	268	422

Total stock-based compensation expense	$901	$868	$920

10. NET INCOME (LOSS) PER COMMON SHARE DATA

Basic and diluted net income (loss) per common share is presented in conformity with the two-class method required for participating securities. The Company has determined that its Series C, B, A, and A-1 convertible preferred stock represent participating securities because they participate with common stock in dividends and unallocated income. Historically, the Company has not paid dividends. The holders of the Series C, B, A, and A-1 convertible preferred stock do not have a contractual obligation to share in the losses of the Company. The Company considers its preferred stock to be participating securities and, in accordance with the two-class method, earnings allocated to preferred stock and the related number of outstanding shares of preferred stock have been excluded from the computation of basic and diluted net income (loss) per common share.

The table below summarizes the calculation of basic and diluted net income (loss) per share for the years ended December 31, 2009, 2010 and 2011 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2009	2010	2011
Net income (loss)	$304	$(3,591)	$9,932
Less: Undistributed earnings allocated to preferred stockholders	(279)	—	(8,583)

Net income (loss) attributable to common stockholders	$25	$(3,591)	$1,349

Weighted-average common shares used to compute net income (loss) per share attributable to common stockholders	1,814,029	1,865,294	2,303,443

Basic net income (loss) per share attributable to common stockholders	$0.01	$(1.93)	$0.59

Diluted net income (loss) per share attributable to common stockholders:
Net income (loss)	$25	$(3,591)	$1,349
Add: Undistributed earnings allocated to preferred stockholders	279	—	8,583

Net income (loss) attributable to common stockholders	$304	$(3,591)	$9,932

Number of shares used in basic calculation	1,814,029	1,865,294	2,303,443
Weighted-average effect of dilutive securities
Add:
Conversion of preferred stock (as-if converted basis)	17,395,136	—	17,395,136
Stock options	3,083,903	—	2,275,824

Number of shares used in diluted calculation (1)	22,293,068	1,865,294	21,974,403

Diluted net income (loss) per share attributable to common stockholders	$0.01	$(1.93)	$0.45

Note:

(1)	Stock options and convertible preferred shares are not included in the calculation of diluted net loss per share for the year ended December 31, 2010 because the Company had a net loss for that year. Accordingly, the inclusion of these equity awards would have had an antidilutive effect on the calculation of diluted loss per share.

The following equivalent shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
Antidilutive Equity Awards	2009	2010	2011
Stock options	2,281,133	2,342,694	367,250
Convertible preferred shares	—	17,395,136	—

Total	2,281,133	19,737,830	367,250

Pro Forma Net Income Per Share (Unaudited)—The shares used in computing pro forma net income per share for the year ended December 31, 2011 have been adjusted to assume the conversion of preferred to common shares occurred at the beginning of the fiscal year (in thousands, except share and per share amounts):

Year Ended December 31, 2011
Net income attributable to common stockholders	$9,932

Weighted average shares used to compute net income per share attributable to common stockholders	2,303,443
Effect of pro forma adjustments:
Conversion of preferred to common shares	17,395,136

Pro forma weighted average shares used to compute basic net income per share attributable to common stockholders (unaudited)	19,698,579

Diluted shares:
Stock options	2,275,824

Pro forma weighted average shares used to compute diluted net income per share attributable to common stockholders (unaudited)	21,974,403

Pro forma net income per share attributable to common stockholders—basic (unaudited)	$0.50

Diluted (unaudited)	$0.45

11. EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) profit sharing plan that covers substantially all employees. Under the plan, eligible employees are permitted to contribute a portion of gross compensation not to exceed standard limitations provided by the Internal Revenue Service. The Company maintains the right to match employee contributions; however, no matching contributions were made during the years ended December 31, 2009, 2010, or 2011.

******