Form 10-Q
period 2012-03-31
Synacor, Inc.
filed 2012-05-15
CIK 1408278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 12, 2012, there were 26,880,005 shares of the registrant’s common stock outstanding. All share and per share amounts in this Quarterly Report on Form 10-Q reflect the 1-for-2 reverse stock split of the registrant’s common stock which took effect immediately prior to the effectiveness of the registration statement for the registrant’s initial public offering.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Synacor, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

AS OF DECEMBER 31, 2011 AND MARCH 31, 2012

(In thousands except for share and per share data)

	December 31, 2011	March 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,925	$33,120
Accounts receivable—net of allowance of $25 and $25	14,336	15,117
Deferred income taxes	3,534	3,433
Prepaid expenses and other current assets	1,811	2,600

Total current assets	30,606	54,270
PROPERTY AND EQUIPMENT—Net	8,301	10,387
DEFERRED INCOME TAXES, NON-CURRENT	2,549	2,255
OTHER LONG-TERM ASSETS	1,926	765
GOODWILL	—	819

TOTAL ASSETS	$43,382	$68,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,498	$12,368
Accrued expenses and other current liabilities	5,492	3,749
Current portion of bank financing	250	125
Current portion of capital lease obligations	1,593	2,338

Total current liabilities	19,833	18,580

LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	2,098	3,294
OTHER LONG-TERM LIABILITIES	71	604

Total liabilities	22,002	22,478

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:

Common stock, $0.01 par value—30,000,000 shares authorized, 3,052,856 issued and 2,733,356 outstanding at December 31, 2011, and 100,000,000 authorized, 27,197,264 issued and 26,877,764 shares outstanding at March 31, 2012	31	272
Preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding at March 31, 2012	—	—
Convertible preferred stock, $0.01 par value—Series A, 5,709,638 shares authorized and 5,548,508 shares issued and outstanding at December 31, 2011, and no shares authorized, issued and outstanding at March 31, 2012	5,077	—
Convertible preferred stock, $0.01 par value—Series A-1, 570,344 shares authorized and 570,344 shares issued and outstanding at December 31, 2011, and no shares authorized, issued and outstanding at March 31, 2012	730	—
Convertible preferred stock, $0.01 par value—Series B, 3,500,000 shares authorized, 2,737,500 shares issued and outstanding at December 31, 2011, and no shares authorized, issued and outstanding at March 31, 2012	5,401	—
Convertible preferred stock, $0.01 par value—Series C, 2,740,407 shares authorized, 2,740,407 shares issued and outstanding at December 31, 2011, and no shares authorized, issued and outstanding at March 31, 2012	17,224	—
Treasury stock—at cost, 319,500 shares at December 31, 2011 and March 31, 2012	(569)	(569)
Additional paid-in capital	45,639	97,294
Accumulated deficit	(52,153)	(50,979)

Total stockholders’ equity	21,380	46,018

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,382	$68,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME—UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(In thousands except for share and per share data)

	Three Months Ended March 31,
	2011	2012
REVENUE	$18,694	$30,670
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation shown separately below)	9,980	16,764
Research and development (exclusive of depreciation shown separately below)	4,602	6,288
Sales and marketing	1,796	2,377
General and administrative (exclusive of depreciation shown separately below)	1,551	2,840
Depreciation	620	781

Total costs and operating expenses	18,549	29,050

INCOME FROM OPERATIONS	145	1,620
OTHER INCOME	1	—
INTEREST EXPENSE	(32)	(47)

INCOME BEFORE INCOME TAXES	114	1,573
PROVISION FOR INCOME TAXES	3	399

NET INCOME	111	1,174

COMPREHENSIVE INCOME	111	1,174

UNDISTRIBUTED EARNINGS ALLOCATED TO PREFERRED STOCKHOLDERS	101	—

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$10	$1,174

NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$0.01	$0.07

Diluted	$—	$0.04

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	1,929,909	16,603,579

Diluted	22,211,922	26,778,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(In thousands)

	Three Months Ended March 31,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$111	$1,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	620	781
Stock-based compensation expense	222	558
Deferred income taxes	—	395
Change in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(981)	(781)
Prepaid expenses and other current assets	16	(534)
Other long-term assets	(503)	123
Accounts payable	1,481	236
Accrued expenses and other current liabilities	(590)	(1,232)
Other long-term liabilities	(9)	33

Net cash provided by operating activities	367	753

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(230)	(879)
Cash paid for business acquisition	—	(600)

Net cash used in investing activities	(230)	(1,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment on bank financing	(125)	(125)
Repayments on capital lease obligations	(628)	(402)
Proceeds from exercise of common stock options	14	559
Proceeds from initial public offering	—	25,364
Initial public offering costs	—	(2,475)

Net cash (used in) provided by financing activities	(739)	22,921

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(602)	22,195
CASH AND CASH EQUIVALENTS—Beginning of period	5,412	10,925

CASH AND CASH EQUIVALENTS—End of period	$4,810	$33,120

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$32	$47
Cash paid for income taxes	—	27

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

Property and equipment acquired under capital lease obligations	$—	$2,343
Accrued business acquisition consideration	—	500
Accrued initial public offering costs	—	278
Accrued property and equipment expenditures	496	122

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

AS OF DECEMBER 31, 2011 AND MARCH 31, 2012, AND

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(In thousands except for share and per share data)

1. The Company and Summary of Significant Accounting Policies

Synacor, Inc. and its wholly-owned subsidiary, Synacor Canada Inc. (collectively, the “Company”), is a leading provider of authentication and aggregation solutions for delivery of online content and services. The Company delivers solutions as a set of services through its hosted and managed platform, enabling cable and telecom service providers and consumer electronics manufacturers to provide the online content and services that their consumers increasingly demand. The Company’s platform allows its customers to package a wide array of online content and services with their high-speed Internet, communications, television and other offerings. Synacor’s customers offer the Company’s services under their own brands on Internet-enabled devices such as PCs, tablets, smartphones and connected TVs.

Initial Public Offering—In February 2012, the Company completed its initial public offering whereby 6,818,170 shares of common stock were sold to the public at a price of $5.00 per share. The Company sold 5,454,545 common shares and selling stockholders sold 1,363,625 common shares. The Company received aggregate proceeds of $25,364 from the initial public offering, net of underwriters’ discounts and commissions but before deducting offering expenses of $3,016.

In connection with the initial public offering in February 2012, the Board of Directors of the Company approved a 1-for-2 reverse stock split of the Company’s common stock. All common shares, stock options, and per share information presented in these condensed consolidated financial statements reflect the reverse stock split on a retroactive basis for all periods presented. There was no change in the par value of the Company’s common stock. The ratio by which shares of preferred stock were convertible into shares of common stock was adjusted to reflect the effects of the reverse stock split. In addition, in accordance with their rights and consistent with the conversion rates discussed in Note 8 Equity, all shares of the Company’s outstanding preferred stock were converted into common stock upon the closing of the initial public offering.

Basis of Presentation—The accompanying interim condensed consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all significant adjustments, which include all normal recurring adjustments, considered necessary for the fair presentation of the unaudited condensed consolidated financial statements have been included, and the unaudited condensed consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 30, 2012.

Basis of Consolidation—The condensed consolidated financial statements include the accounts of Synacor, Inc. and its wholly-owned subsidiary, Synacor Canada Inc. All intercompany balances and transactions have been eliminated.

Accounting Estimates—The preparation of financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, actual results may differ from estimated amounts.

Concentrations of Risk—As of December 31, 2011 and March 31, 2012, and for the three months ended March 31, 2011 and 2012, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable and revenue as follows:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (continued)

	Accounts Receivable
	December 31, 2011	March 31, 2012
Google	45%	45%
Platform Customer A	11	10

	Revenue
	Three months ended March 31,
	2011	2012
Google	56%	61%

For the three months ended March 31, 2011 and 2012, the following platform customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue. The costs represent revenue share paid to them for their supply of Internet traffic on our customer branded platforms.

	Cost of Revenue
	Three months ended March 31,
	2011	2012
Platform Customer A	17%	20%
Platform Customer B (1)	N/A	18
Platform Customer C	23	13
Platform Customer D (1)	N/A	11

Note:

(1)	For the three months ended March 31, 2011, the revenue share payments received by Platform Customers B and D were less than 10%.

Fair Value Measurements—The provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures, establishes a framework for measuring the fair value in accounting principles generally accepted in the U.S. and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:

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

In accordance with ASC 820, included within the Company’s cash and cash equivalents at March 31, 2012 are $1,296 of money market funds that are classified as Level 1 financial assets. The fair value of cash and cash equivalents are primarily composed of the Company’s investments in money market instruments with original maturities of three months or less. The Company’s cash and cash equivalent balances excluded above are composed of cash, certificates of deposits with original maturities of one month or less, and overnight investments.

In May 2011, the FASB issued guidance that establishes a global standard for applying fair value measurement. In addition to a few updates to the measurement guidance it includes enhanced disclosure requirements. The most significant change for companies reporting under GAAP is an expansion of the disclosures required for Level 3 measurements; that is, measurements based on unobservable inputs, such as a company’s own data. The Company adopted this authoritative guidance in the first quarter of 2012 and the adoption did not have a material impact on the financial statements.

The estimated fair value of the bank financing liabilities and capital lease obligations approximate their carrying value.

Recently Issued Accounting Standards—In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board, Securities and Exchange Commission, Emerging Issues Task Force, American Institute of Certified Public Accountants or other authoritative accounting bodies to determine the potential impact

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (continued)

they may have on the Company’s Financial Statements. Based upon this review, except as noted below, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s Financial Statements. In September 2011, the Financial Accounting Standards Board (FASB) issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has adopted this standard in the first quarter of 2012 and the adoption will not have a material impact on the financial statements.

In June 2011, the FASB issued new authoritative guidance on comprehensive income that eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the requirement regarding the presentation of reclassification adjustments out of accumulated other comprehensive income was deferred indefinitely. The Company adopted this authoritative guidance in the first quarter of 2012 and the adoption did not have a material impact on the financial statements.

Acquisition—In January 2012, the Company acquired the assets of Carbyn Inc., or Carbyn, an Ontario, Canada-based company. The assets acquired are principally comprised of mobile device software and technology and other intellectual property, which the Company expects to enhance its efforts in the development of next generation web applications for mobile devices. The aggregate purchase price is up to $1,100 for the acquired assets, of which $600 was paid upon consummation of the acquisition and the remaining $500 is due in April 2013 unless such amount is offset in satisfaction of certain indemnification obligations of Carbyn. In addition, the Company hired seven employees from Carbyn who have accepted employment with Synacor Canada, Inc., a newly-formed and wholly-owned subsidiary of the Company. The acquisition and its impact on the balance sheet and results of operations are not material. The purchase price was allocated to the assets acquired based on their respective fair values as of the acquisition date, with the amount exceeding the fair value recorded as goodwill of $819.

2. Property and Equipment—Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2011	March 31, 2012
Computer equipment (1)	$13,032	$15,473
Computer software	1,409	2,098
Furniture and fixtures	1,049	1,049
Leasehold improvements	690	690
Other	933	669

	17,133	19,979
Less accumulated depreciation (2)	(8,812)	(9,592)

Total property and equipment—net	$8,301	$10,387

Notes:

(1)	Includes equipment under capital lease obligations of approximately $3,442 and $5,819 as of December 31, 2011 and March 31, 2012, respectively.
(2)	Includes $687 and $889 of accumulated depreciation of equipment under capital leases as of December 31, 2011 and March 31, 2012, respectively.

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2011	March 31, 2012
Accrued compensation	$3,612	$1,987
Accrued content fees	334	641
Unearned revenue on contracts	255	335

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (continued)

	December 31, 2011	March 31, 2012
Other	1,291	786

Total	$5,492	$3,749

4. Capital Lease Obligations

The Company leases certain equipment under capital lease agreements with interest rates ranging from 3% to 7%.

Capital lease commitments as of March 31, 2012 can be summarized as follows (in thousands, unaudited):

Year ending December 31:
2012	$1,965
2013	2,229
2014	1,654
2015	213

Gross lease commitment	6,061
Less interest	(429)

Net lease commitments	$5,632

5. Income Taxes

In order to determine the quarterly provision for income taxes, the Company considers the estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, and also the current income taxes based on actual quarterly income. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

The Company is subject to income tax in the United States, as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax and may also be subject to current U.S. income tax.

The Company recorded income tax expense of $3 and $399 for the three months ended March 31, 2011 and 2012, respectively, resulting in an effective tax rate of 3% and 25%, respectively.

During the current period, the Company performed an analysis of its research and development activities for periods prior to 2012. As a result, the Company recognized a tax benefit of $304 for the three months ended March 31, 2012. The effective tax rate for the three months ended March 31, 2012 is not necessarily indicative of the effective tax rate that may be expected for the fiscal year ending December 31, 2012. Factors that impact the income tax provision include, but are not limited to, stock-based compensation expense and the recognition of research and development tax benefits.

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

The following table sets forth revenue and long-lived tangible assets by geographic area (in thousands):

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (continued)

	XXXXXX	XXXXXX
	Three Months Ended March 31,
	2011	2012
Revenue
United States	$18,533	$30,515
United Kingdom	161	155

Total revenue	$18,694	$30,670

	XXXXXXXX	XXXXXXXX
	December 31, 2011	March 31, 2012
Long-lived tangible assets
United States	$7,680	$9,821
Netherlands	621	566

Total long-lived tangible assets	$8,301	$10,387

7. Commitments and Contingencies

From time to time, the Company is a party to legal actions. In the opinion of management, the outcome of these matters will not have a material impact on the financial statements of the Company.

Contract Commitments—The Company is obligated to make payments under various contracts with vendors and other business partners, principally for revenue-share and content arrangements. Contract commitments as of March 31, 2012 can be summarized as follows (in thousands, unaudited):

Year ending December 31:
2012	$5,643
2013	4,480
2014	1,434
2015	1,080
2016 and thereafter	1,401

Total contract commitments	$14,038

8. Equity

Common Stock—Effective on February 15, 2012, the Company’s board of directors and stockholders approved the Fifth Amended and Restated Certificate of Incorporation. The total number of common shares that the Company is authorized to issue is 100 million with a par value of $0.01 per share.

Preferred Stock—Effective on February 15, 2012, the Company’s board of directors and stockholders approved the Fifth Amended and Restated Certificate of Incorporation. The total number of preferred shares that the Company is authorized to issue is 10,000,000 with a par value of $0.01 per share.

Conversion—Each share of Series A, A-1, B, and C preferred stock was convertible at the option of the holder at any time into common stock. The conversion rate was the quotient obtained by dividing the original issue price of the Series A, A-1, B, or C by the conversion price. Subsequent to the Second Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation, the conversion price was adjusted to effect a conversion of one preferred share into one and one-half common shares, as explained in Note 1, The Company and Summary of Significant Accounting Policies. The conversion price was subject to adjustment as set forth in the restated certificate of incorporation for certain dilutive issuances, splits, and combinations, as therein defined. Conversion was automatic upon either the consent of the holders of 66% of the outstanding shares of preferred stock or the effective date of a firm commitment underwritten public offering of the Company’s common stock in which the post-offering valuation on a fully diluted basis was at least $150 million and the proceeds are not less than $25 million. All shares of the Company’s outstanding preferred stock were converted into common stock in February 2012 in connection with the Company’s initial public offering.

9. Stock-based Compensation

The Company recorded stock-based compensation expense of $222 and $558 for the three months ended March 31, 2011 and 2012, respectively. No income tax deduction is allowed for incentive stock options. Accordingly, no deferred income tax asset is recorded for the expense related to these options. Stock option grants of non-qualified stock options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised.

Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2011 and 2012, is as follows (in thousands):

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (continued)

	Three Months Ended March 31,
	2011	2012
Research and development	$71	$107
Sales and marketing	49	74
General and administrative	102	377

Total stock-based compensation expense	$222	$558

Stock Option Plans—The Company has adopted three stock option plans, which authorize the grant of up to 8,296,777 options to officers and other key employees to purchase the Company’s common stock, subject to the terms of the plans. The options generally vest ratably over four years. The options are generally exercisable after the date of grant, and typically expire 10 years from their respective grant dates or earlier if employment is terminated. In connection with the early exercise of stock options, the Company has the right, but not the obligation, to repurchase unvested shares of common stock upon termination of the individual’s service to the Company at the original price per share. During the three months ended March 31, 2012 there were no early exercises.

A summary of the status of options granted under all option plans is presented below:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding—January 1, 2012	5,082,776	$2.14
Granted	238,000	5.96
Exercised	(1,294,727)	0.43
Forfeited	(86,932)	3.25

Outstanding—March 31, 2012	3,939,117	2.90

Expected to vest—March 31, 2012	3,600,727	2.82

Vested and exercisable—March 31, 2012	1,733,894	1.75

The weighted-average remaining contractual life of the options outstanding and expected to vest was 7.4 years as of March 31, 2012. The aggregate intrinsic value for outstanding, expected to vest, and vested and exercisable shares were $18,356, $17,067, and $10,074, respectively, as of March 31, 2012. The total intrinsic value of options exercised during the three months ended March 31, 2012 was $6,797. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock value and the exercise price, multiplied by the number of in-the-money stock options) had all stock option holders exercised their stock options on the balance sheet date. This amount will change based on the fair market value of the Company’s stock.

The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by the estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of the Company’s common stock, the Company’s expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

•	Fair Value of Common Stock—Because the Company’s stock had not been publicly traded at the time of grants, it estimated the fair value of common stock.

•

Expected Term—The expected term represents the period of time the stock options are expected to be outstanding and is based on the “simplified method” allowed under SEC guidance. The Company uses the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options.

•

Volatility—Since the Company does not have a significant trading history for its common stock, the expected stock price volatility was estimated by taking the average historic price volatility for publicly-traded options of comparable industry peers similar in size, stage of life cycle and financial leverage, based on daily price observations over a period equivalent to the expected term of the stock option grants. The Company did not rely on implied volatilities of traded options in its industry peers’ common stock because the volume of activity was

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (continued)

relatively low. The Company intends to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of its common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Risk-Free Interest Rate—The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

•	Dividend Yield—The expected dividend yield is 0% based upon the Company’s historical practice of electing not to declare or pay cash dividends on its common stock.

In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The forfeiture rate is estimated based on historical experience. To the extent the actual forfeiture rate is different from the estimate, stock-based compensation expense is adjusted accordingly.

In connection with the preparation of the Company’s financial statements, the Company engaged an unrelated valuation specialist, or Valuation Specialist, as defined under the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to assist Company management in estimating the fair value of its common stock in connection with options granted. In the valuation report dated December 2011, the Valuation Specialist retrospectively valued the Company’s common stock as of December 15, 2011.

The following is the valuation date and corresponding common stock fair value used for the January 2012 grant:

Valuation Date	Common Stock Fair Value Per Share
December 15, 2011	$5.96

For the December 15, 2011 valuation, the Company began using the probability-weighted expected return method, or PWERM, to determine the fair value of common stock. Under this method, the assumptions regarding various exit scenarios were as follows: 55% staying private, 30% initial public offering, 10% strategic sale and 5% distressed sale/dissolution. The valuation analysis indicated an aggregate equity value of $185.2 million and a fair value for common stock of $5.96 per share.

A summary of the option grants and assumptions used in the Black-Scholes option-pricing model to value the options during the three months ended March 31, 2012, is as follows:

Grant Date	Options Granted	Weighted- Average Fair Value	Expected Life of Options (In years)	Risk-Free Interest Rate	Expected Volatility	Expected Dividend Yield
January 6, 2012	238,000	$5.96	6.25	1.40%	53%	—%

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (continued)

Stock option information at March 31, 2012, is as follows:

	000000	000000	000000	000000
Exercise Price	Number of Options Outstanding	Weighted-Average Exercise Price	Number of Options Vested and Exercisable	Weighted-Average Exercise Price
$0.04	51,633	$0.04	51,633	$0.04
0.20	285,032	0.20	285,032	0.20
0.93	398,089	0.92	398,089	0.92
2.40	53,974	2.40	29,760	2.40
2.52	646,007	2.52	628,040	2.52
2.58	59,769	2.58	48,681	2.58
2.68	252,136	2.68	106,123	2.68
2.88	547,406	2.88	186,536	2.88
3.32	1,043,321	3.32	—	3.32
3.70	95,500	3.70	—	3.70
5.96	506,250	5.96	—	5.96

	3,939,117	2.90	1,733,894	1.75

As of March 31, 2012, the unrecognized compensation cost related to non-vested options granted, for which vesting is probable, under the plan was approximately $3,333. This cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested was $423 during the three months ended March 31, 2012.

10. Net Income Per Common Share Data

Basic and diluted net income per common share for the three months ended March 31, 2011 is presented in conformity with the two-class method required for participating securities. The Company determined that its Series C, B, A, and A-1 convertible preferred stock represented participating securities because they participated with common stock in dividends and unallocated income. Historically, the Company has not paid dividends. The holders of the Series C, B, A, and A-1 convertible preferred stock did not have a contractual obligation to share in the losses of the Company. The Company considered its preferred stock to be participating securities and, in accordance with the two-class method, earnings allocated to preferred stock and the related number of outstanding shares of preferred stock have been excluded from the computation of basic and diluted net income per common share.

The following table presents the calculation of basic and diluted net income per share for the three-month periods ended March 31, 2011 and 2012 (in thousands, except share and per share amounts):

	Three Months Ended, March 31,
	2011	2012
Net income	$111	$1,174
Less: undistributed earnings allocated to preferred stockholders	(101)	—

Net income attributable to common stockholders	$10	$1,174

Weighted-average common shares used to compute net income per share attributable to common stockholders	1,929,909	16,603,579

Basic net income per share attributable to common stockholders	$0.01	$0.07

Diluted net income per share attributable to common stockholders:
Net income	$10	$1,174
Add: Undistributed earnings allocated to preferred stockholders	101	—

Net income attributable to common stockholders	$111	$1,174

Number of shares used in basic calculation	1,929,909	16,603,579
Weighted-average effect of dilutive securities
Add:
Conversion of preferred stock (as-if converted basis)	17,395,136	7,837,369
Stock options	2,886,877	2,337,507

Number of shares used in diluted calculation	22,211,922	26,778,455

Diluted net income per share attributable to common stockholders	$—	$0.04

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED (continued)

The following equivalent shares were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2011	2012
Antidilutive equity awards
Stock options	574,875	506,250

* * * * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-Q and with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operation appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Growth in search and display advertising revenue is driven largely by increasing consumer use of our platform. As more consumers use our customers’ websites and as consumers spend more time on these websites, we have a greater number of opportunities to deliver advertisements. During the three months ended March 31, 2012, search and display advertising revenue was $25.8 million, a growth of 81% over $14.2 million for the three months ended March 31, 2011. Over the same period, our unique visitors increased by 81%, our search queries increased by 85% and our advertising impressions increased by 47%. We expect consumer engagement on our customers’ websites to continue to grow in the future as our customers deliver more services through their websites.

Our subscriber-based revenue consists of fees charged for the use of our proprietary technology platform and for the use of, or access to, services, such as e-mail, security, online games, music and other value added services and paid content. During the three months ended March 31, 2012, subscriber-based revenue was $4.9 million, an increase of 10% from $4.5 million during the three months ended March 31, 2011. We believe there are opportunities to generate new sources of subscriber-based revenue, such as fees for TV Everywhere authentication and the introduction of new value added services. We believe that the variety of value added services and the introduction of new value added services will also drive increased search and display advertising revenue.

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

For the three months ended March 31, 2012, we derived revenue from over 45 customers, with revenue attributable to four customers, CenturyLink, Inc. or CenturyLink (including revenue attributable to Qwest Communications International, Inc. or Qwest, which merged with CenturyLink in April 2011), Toshiba America Information Systems, Inc., or Toshiba, Charter Communications Inc., or Charter, and Verizon Corporate Services Group, Inc., or Verizon, together accounting for approximately 73% of our revenue for the three months ended March 31, 2012, or $22.5 million. Two of these customers accounted for 20% or more of revenue in such period, and revenue attributable to each of the other two customers accounted for more than 10% in such period. Revenue attributable to our customers includes the subscriber-based revenue earned directly from them, as well as the search and display advertising revenue generated through our relationships with our search and display advertising partners (such as Google, Inc., or Google, for search advertising and advertising networks, advertising agencies and advertisers for display advertising). This revenue is attributable to our customers because it is produced from the traffic on our customers’ websites. These partners provide us with advertisements that we then deliver with search results and other content on our customers’ websites. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In the three months ended March 31, 2012, search advertising through our relationship with Google generated approximately 61% of our revenue, or $18.8 million (all of which was attributable to our customers).

The initiatives described below under “Key Initiatives” are expected to contribute to our ability to maintain and grow profitability via increases in advertising revenue, increases in customers and our consumer reach, and increases in availability of products across more devices. We expect the period in which we experience a return on future investments in each of these initiatives to differ. For example, more direct advertising at higher cost-per-thousand impressions (referred to as cost per mille, or CPM) would be expected to have an immediate and direct impact on profitability while expansion into international markets may require an investment that involves a longer term return. We expect that some of the net proceeds of our initial public offering will be utilized in research and development, with a goal of enhancing our technology and our systems capabilities to more efficiently support our customers, develop new products and features; and report upon, analyze and manage the financial performance of the business in order to improve our ability to achieve consistent profitability in the future. As of the date of this Quarterly Report on Form 10-Q, we have not yet determined the specific uses of the net proceeds of our initial public offering.

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

Key Business Metrics

In addition to the line items in our financial statements, we regularly review a number of business metrics related to Internet traffic and search and display advertising to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe disclosing these metrics is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key business metrics, which are unaudited, for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012
Key Business Metrics:
Unique Visitors (1)	11,792,076	21,293,075
Search Queries (2)	146,278,350	270,777,789
Advertising Impressions (3)	5,785,304,866	8,485,227,382

Notes:
(1)	Reflects the number of unique visitors to our customers’ websites computed on an average monthly basis during the applicable period.
(2)	Reflects the total number of search queries during the applicable period.
(3)	Reflects the total number of advertising impressions during the applicable period.

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

Components of our Results of Operations

Revenue

We derive our revenue from two categories: revenue generated from search and display advertising activities and subscriber-based revenue, each of which is described below. We record our search and display advertising revenue on a gross basis, which includes the net amount received from Google under our agreement with them. The following table shows the revenue in each category, both in amount and as a percentage of revenue, for the three months ended March 31, 2011 and 2012.

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Revenue:
Search and display advertising	$14,235	$25,780
Subscriber-based	4,459	4,890

Total revenue	$18,694	$30,670

Percentage of revenue:
Search and display advertising	76%	84%
Subscriber-based	24	16

Total revenue	100%	100%

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

•

We generate display advertising revenue when consumers view or click on a text, graphic or video advertisement that was delivered on a Synacor-operated website. We fill our advertising inventory with advertisements sourced by our direct sales force, independent advertising sales representatives and advertising network partners. Revenue may be calculated differently depending on our agreements with our advertisers or the agreements between our advertising network partners and their advertisers. It may be calculated on a cost per impression basis, which means the advertiser pays based on the number of times its advertisements appear, or a cost per action basis, which means that an advertiser pays when a consumer performs an action after engaging one of its advertisements. Historically only a small percentage of our display advertising revenue has been calculated on a cost per action basis.

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

General and Administrative

General and administrative expenses consist primarily of compensation-related expenses for executive management, finance, accounting, human resources and other administrative functions.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the condensed consolidated financial statements. We believe that our critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements.

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 — “The Company and Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed within this Quarterly Report on Form 10-Q adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation below of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

We have included adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the payment of bonuses to our executive officers. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$111	$1,174
Provision for income taxes	3	399
Interest expense	32	47
Other (income) expense	(1)	—
Depreciation	620	781
Stock-based compensation	222	558

Adjusted EBITDA	987	2,959

Results of Operations

The following tables set forth our results of operations for the periods presented in amount and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Revenue	$18,694	$30,670
Costs and operating expenses:
Cost of revenue (1)	9,980	16,764
Research and development (1)(2)	4,602	6,288
Sales and marketing (2)	1,796	2,377
General and administrative (1)(2)	1,551	2,840
Depreciation	620	781

Total costs and operating expenses	18,549	29,050

Income from operations	145	1,620

Other income	1	—
Interest expense	(32)	(47)

Income before income taxes	114	1,573
Provision for income taxes	3	399

Net income	$111	$1,174

Notes:

(1)	Exclusive of depreciation shown separately.
(2)	Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Research and development	$71	$107
Sales and marketing	49	74
General and administrative	102	377

	Three Months Ended March 31,
	2011	2012
Revenue	100%	100%
Costs and operating expenses:
Cost of revenue (1)	53	55
Research and development (1)	25	21
Sales and marketing	10	8
General and administrative (1)	8	9
Depreciation	3	3

Total costs and operating expenses	99	95

Income from operations	1	5
Other income	0	0
Interest expense	0	0

Income before income taxes	1	5
Provision for income taxes	0	1

Net income	1%	4%

Note:

(1)	Exclusive of depreciation shown separately.

Comparison of the Three Months Ended March 31, 2011 and 2012

Revenue

	Three Months Ended March 31,
	2011	2012	% Change
	(in thousands)
Revenue:
Search and display advertising	$14,235	$25,780	81%
Subscriber-based	4,459	4,890	10

Total revenue	$18,694	$30,670	64

Percentage of revenue:
Search and display advertising	76%	84%
Subscriber-based	24	16

Total revenue	100%	100%

Three months ended 2011 compared to 2012. Revenue increased by $12.0 million, or 64%, to $30.7 million from $18.7 million. Search and display advertising revenue increased by $11.5 million, or 81%, to $25.8 million from $14.2 million as a result of increased search queries and advertising impressions on our platform, driven in part by the launch of a significant new customer in July 2011. The total number of search queries increased by 85% and the total number of advertising impressions increased by 47%. The increase in search queries accounted for approximately 73% of the increase in search and display advertising revenue, while the increase in advertising impressions accounted for approximately 27%. Subscriber-based revenue increased $0.4 million, or 10%, to $4.9 million from $4.5 million mainly driven by the launch of services on existing customers.

Cost of Revenue

	Three Months Ended March 31,
	2011	2012	% Change
	(in thousands)
Cost of revenue	$9,980	$16,764	68%
Percentage of revenue	53%	55%

Three months ended 2011 compared to 2012. Our cost of revenue increased by $6.8 million, or 68%, to $16.8 million from $10 million. The increase in our cost of revenue was driven by additional revenue-sharing costs from increased search and display advertising. Cost of revenue as a percentage of revenue increased to 55% of revenue from 53% of revenue because of changes in search and display advertising revenue attributable to the mix of customers with revenue-sharing arrangements.

Research and Development Expenses

	Three Months Ended March 31,
	2011	2012	% Change
	(in thousands)
Research and development	$4,602	$6,288	37%
Percentage of revenue	25%	21%

Three months ended 2011 compared to 2012. Research and development expenses increased by $1.7 million, or 37%, to $6.3 million from $4.6 million. The increase was primarily due to a $0.9 million increase in employee-related costs as a result of the increase in headcount to support new product initiatives and customer deployments and higher overall compensation. In addition, there was a $0.5 million increase in expenses for contractors.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2011	2012	% Change
	(in thousands)
Sales and marketing	$1,796	$2,377	32%
Percentage of revenue	10%	8%

Three months ended 2011 compared to 2012. Sales and marketing expenses increased by $0.6 million, or 32%, to $2.4 million from $1.8 million. The increase was primarily due to a $0.4 million increase in employee-related costs as a result of the increase in headcount as we hired salespeople in our advertising department.

General and Administrative Expenses

	Three Months Ended March 31,
	2011	2012	% Change
	(in thousands)
General and administrative	$1,551	$2,840	83%
Percentage of revenue	8%	9%

Three months ended 2011 compared to 2012. General and administrative expenses increased by $1.3 million, or 83%, to $2.8 million from $1.6. The increase was primarily due to $0.4 million increase in spending on administrative expenses associated with being a public company, $0.3 million increase in employee-related costs as a result of hiring in our finance department as well as higher overall compensation. The remainder of the increase includes $0.3 million for stock-based compensation primarily driven by the accelerated vesting of stock options upon retirement of service of our former board members upon our initial public offering.

Depreciation

	Three Months Ended March 31,
	2011	2012	% Change
	(in thousands)
Depreciation	$620	$781	26%
Percentage of revenue	3%	3%

Three months ended 2011 compared to 2012. Depreciation increased by $0.2 million, or 26%, to approximately $0.8 million from $0.6 million. This increase was driven by the purchase of assets to support the addition of a new customer.

Interest Expense

	XXXXXXXX	XXXXXXXX
	Three Months Ended March 31,
	2011	2012
	(in thousands)
Interest expense	$32	$47

Interest expense increased as a result of higher average capital lease balances. The interest rates applied to those balances remained substantially the same.

Provision for Income Taxes

	XXXXXXXX	XXXXXXXX
	Three Months Ended March 31,
	2011	2012
	(in thousands)
Provision for income taxes	$3	$399

We had historically incurred operating losses generating net operating loss carryforwards (“NOLs”) which are available to offset taxable income. Due to the uncertainty at March 31, 2011 to generate sufficient taxable income in the future and utilize the NOLs before they expire, we had recorded a valuation allowance to reduce our net deferred tax asset to zero. Consequently, we did not incur any material income tax expense in the three months ended March 31, 2011.

In the fourth quarter of 2011, as a result of weighing the positive and negative evidence we determined that we will more likely than not be able to generate sufficient taxable income in the future and we will be able to fully utilize our NOLs. As a result, our income tax expense for the three months ended March 31, 2012 included $0.7 million of deferred income tax expense, partially offset by a tax benefit of $0.3 million relating to a research and development credit.

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

In July 2011 we entered into an amended and restated loan and security agreement with a commercial bank. As of March 31, 2012, the outstanding principal amount of the existing term loan was $0.1 million. We are in the process of repaying the principal amount of the existing term loan in 24 equal monthly installments, with the last such installment due in June 2012. Interest on the existing term loan is payable monthly at a per annum rate equal to the greater of 4.0% or the bank’s prime rate plus 0.5%.

The amended and restated loan and security agreement also provides us with a revolving credit line of $6.0 million, which we can draw on at any time before July 2013, subject to a borrowing base calculation. Borrowings under the revolving credit line accrue interest at a per annum rate equal to the bank’s prime rate plus 0.25%, subject to a minimum rate of 4.0% per annum, and must be repaid by July 2013. As of March 31, 2012, $6.0 million was fully available under the revolving credit line, with no outstanding borrowings.

The amended and restated loan and security agreement contains provisions that allow the bank to accelerate repayment of both the existing term loan, the new term loan, if any, and the revolving credit line upon a material adverse change, as defined in the agreement, as well as other events of default. Our obligations under the agreement are secured by a blanket lien on all of our assets in favor of the bank. The agreement contains certain financial performance, reporting and other covenants, including restrictions on paying dividends and making distributions to our stockholder. As of March 31, 2012, we were in compliance with the covenants.

As of March 31, 2012, we had approximately $33.1 million of cash and cash equivalents and money market funds. We did not have any short-term or long-term investments. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our term loan and revolving credit line, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Cash Flows

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Statements of Cash Flows Data:
Cash flows provided by operating activities	$367	$753
Cash flows used in investing activities	(230)	(1,479)
Cash flows (used in) provided by financing activities	(739)	22,921

Cash Provided by Operating Activities

In the three months ended March 31, 2011, operating activities provided $0.4 million of cash. The cash flow from operating activities primarily resulted from our net income, adjusted for non-cash items, and changes in our operating assets and liabilities. We had net income of $0.1 million, which included non-cash depreciation of $0.6 million and non-cash stock-based compensation of $0.2 million. Changes in our operating assets and liabilities used $0.6 million of cash, primarily due to an increase of $1.5 million in our accounts payable partially offset by an increase in our accounts receivable of $1.0 million, an increase in our other long term assets of $0.5 million, and a decrease of accrued expenses and other current liabilities of $0.6 million. The increase in accounts payable was the result of increased spending due to the growth of our revenue-share payments associated with our revenue growth and the timing of payments to customers for revenue-sharing agreements and to content providers. The increase in our accounts receivable was primarily due to our revenue growth. The increase in other long term assets was primarily due to prepayments made to vendors for a component of our cost of revenue. The decrease in accrued expenses and other current liabilities was primarily driven by the payment of bonuses earned and expensed in 2010.

In the three months ended March 31, 2012, operating activities provided $0.8 million of cash in 2012. The cash flow from operating activities primarily resulted from our net income, adjusted for non-cash items, and changes in our operating assets and liabilities. We had net income of $1.2 million, which included a non-cash benefit from deferred income taxes of $0.4 million, non-cash depreciation of $0.8 million and non-cash stock-based compensation of $0.6 million. Changes in our operating assets and liabilities used $2.2 million of cash, primarily due to a decrease of our accrued expenses and other current liabilities of $1.2 million, an increase of our accounts receivable of $0.8 million, and an increase of our prepaid expenses and other current assets of $0.5 million, partially offset by an increase of our accounts payable of $0.2 million. The decrease in accrued expenses and other current liabilities was primarily driven by the payment of bonuses earned and expensed in 2011. The increase in our accounts receivable was primarily due to our revenue growth. The increase in prepaid expenses and other current assets was primarily due to prepayments made to vendors for components of our cost of revenue. The increase in accounts payable was the result of increased spending due to the growth of our revenue-share payments associated with our revenue growth.

Cash Used in Investing Activities

Cash used in investing activities in the three months ended March 31, 2011 was $0.2 million consisting principally of purchases of property, equipment and software to build out our data centers.

Cash used in investing activities in the three months ended March 31, 2012 was $1.5 million consisting of $0.9 million of purchases of property, equipment and software to build out our data centers and $0.6 million paid for the acquisition of Carbyn.

Cash (Used in) Provided by Financing Activities

For the three months ended March 31, 2011, net cash used in financing activities was $0.7 million primarily for repayments on our capital lease obligations and bank financing. For the three months ended March 31, 2012, net cash provided by financing activities was $22.9 million, consisting of $25.4 million of proceeds from issuance of common stock in our IPO, partially offset by cash paid for issuance costs of $2.5 million, $0.6 million of proceeds from the exercise of common stock options, partially offset by $0.5 million for repayments on our capital lease obligations and bank financing.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

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

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

Our business is subject to numerous risks. You should carefully consider the following risk factors and all other information contained in this Quarterly Report on Form 10-Q together with any other documents we file with the SEC. If any of the following events actually occur or risks actually materialize, our business, financial condition or results of operations could be materially and adversely affected. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Business

We have a history of significant net losses and may not be profitable in future periods.

We have incurred significant losses in each year of operation other than 2009 and 2011, including a net loss of $5.8 million in 2008 and a net loss of $3.6 million in 2010. Our net income in 2009 and 2011 was $0.3 million and $9.9 million, respectively, and our net income in the three months ended March 31, 2012 was $1.2 million. We expect that our expenses will increase in future periods as we implement initiatives designed to grow our business including, among other things, the development and marketing of new services and products, international expansion, licensing of content, expansion of our infrastructure and general and administrative expenses associated with being a public company. If our revenue does not sufficiently increase to offset these expected increases in operating expenses, we may incur significant losses and may not be profitable. Our revenue growth in recent periods may not be indicative of our future performance. In fact, in future periods, our revenue could decline. Accordingly, we may not be able to maintain profitability in the future. Any failure to maintain profitability may materially and adversely affect our business, financial condition and results of operations.

Our search advertising partner, Google, accounts for a significant portion of our revenue, and any loss of, or diminution in, our business relationship with Google would materially and adversely affect our financial performance.

We rely on traffic on our platform to generate search and display advertising revenue, a substantial portion of which is derived from text-based links to advertisers’ websites as a result of Internet searches. We have a revenue-sharing relationship with Google under which we include a Google-branded search tool on our customers’ websites. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 45%, 49% and 57% of our revenue in 2009, 2010 and 2011, or $27.7 million, $32.6 million and $51.5 million, respectively, and approximately 61% of our revenue in the three months ended March 31, 2012, or $18.8 million. Our agreement with Google expires in February 2014 unless we and Google mutually elect to renew it. Additionally, Google may terminate our agreement if we experience a change in control or enter into an agreement providing for a change in control, if we do not maintain certain search and display advertising revenue levels, or upon the two-year anniversary of the agreement, in February 2013. If advertisers were to discontinue their advertising via Internet searches, if Google’s revenue from search-based advertising were to decrease, if Google’s share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be materially and adversely affected.

A loss of any significant customer could negatively affect our financial performance.

We derive a substantial portion of our revenue from a small number of customers. For example, revenue attributable to two customers, Charter and CenturyLink (including our revenue attributable to Qwest), together accounted for approximately 62% and 60% of our revenue for the years ended December 31, 2009 and 2010, or $37.8 million and $39.8 million, respectively. Revenue attributable to each of these customers accounted for 20% or more in 2009 and 2010. Revenue attributable to Charter, CenturyLink (including revenue attributable to Qwest) and Toshiba together accounted for approximately 62% of our revenue for the year ended December 31, 2011, or $56.9 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other two customers accounting for more than 10% in such period. Revenue attributable to Charter, CenturyLink (including revenue attributable to Qwest), Toshiba and Verizon together accounted for approximately 74% of our revenue for the quarter ended March 31, 2012, or $22.5 million, with revenue attributable to two of these customers accounting for 20% or more in such period and revenue attributable to each of the other two customers accounting for more than 10% in such period. Revenue attributable to these customers includes the subscriber-based revenue earned directly from them, as well as the search and display advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our customers’ websites.

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

The number of people who access the Internet through devices other than PCs, including tablets, smartphones and connected TVs, has increased dramatically in the past few years and is projected to continue to increase. Similarly, individuals are increasingly accessing the Internet through applications, or apps, other than Internet browsers, such as those available for download through Apple Inc.’s App Store and the Android Market. While we are developing solutions to these alternative means of accessing the Internet, including through our acquisition of mobile device software and technology from Carbyn in January 2012, we do not currently offer our customers and their subscribers a wide variety of apps and other non-browser solutions. Additionally, as new devices and new apps are continually being released, it is difficult to predict the problems we may encounter in developing new versions of our apps and other solutions for use on these alternative devices and apps, and we may need to devote significant resources to the creation, support and maintenance of such apps and solutions. If users of these devices and apps do not widely adopt the apps and other solutions we develop, our business, financial condition and results of operations could be adversely affected.

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

Our revenue from high-speed Internet service providers, including our search and display advertising revenue generated by online consumer traffic on our platform, accounted for more than 95% of our revenue in each of 2009 and 2010, nearly 86% in 2011 and 78% in the three months ended March 31, 2012. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated subscriber-based and search and display advertising revenue. Additionally, under certain of our customer agreements, including our agreement with CenturyLink, the customer has a right to terminate the agreement if it experiences a change in control. Under our agreement with Charter, Charter has a right to terminate the agreement if we experience a change in control.

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

We plan to expand our product offerings internationally, particularly in Latin America and Europe and, over the long term, in Asia. We have limited experience in marketing and operating our services and products in international markets, and we may not be able to successfully develop our business in these markets. Our success in these markets will be directly linked to the success of relationships with potential customers, content partners and other third parties.

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

Certain of our agreements with customers and content providers require us to make fixed payments to them. The aggregate amount of such fixed payments for the years ending December 31, 2012, 2013, 2014 and the three years thereafter are approximately $5.6 million, $4.5 million, $1.4 million and $2.5 million, respectively. We are required to make these fixed payments regardless of the achievement of any revenue objectives or subscriber or usage levels. If we do not achieve our financial objectives, these contractual commitments would constitute a greater percentage of our revenue than originally anticipated and would adversely affect our profitability.

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

We have derived and expect to continue to derive a substantial portion of our revenue from display advertising on our platform. Such advertising accounted for approximately 19%, 20% and 23% of our revenue for the years ended December 31, 2009, 2010 and 2011, respectively, and 23% of our revenue in the three months ended March 31, 2012. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

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

As of March 31, 2012, we had substantial federal and state net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “five-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. For these purposes, a five-percent stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding stock. In addition, persons who own less than 5% of the outstanding stock are grouped together as one or more “public groups,” which are also treated as five-percent stockholders. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset United States federal and state taxable income and taxes may be subject to limitations.

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

We have derived and expect to continue to derive a substantial majority of our revenue from search and display advertising on our platform. Such search and display advertising revenue accounted for approximately 65%, 69% and 79% of our revenue for the years ended December 31, 2009, 2010 and 2011, or $39.3 million, $45.9 million and $72.1 million, respectively, and 84% of our revenue for the three months ended March 31, 2012, or $25.8 million. However, the prospects for continued demand and market acceptance for Internet advertising are uncertain. If advertisers do not continue to increase their usage of the Internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the Internet. Most advertising agencies and potential advertisers, particularly local advertisers, have only limited experience advertising on the Internet and devote only a small portion of their advertising expenditures to online advertising. As the Internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for Internet advertising. Many historical predictions by industry analysts and others concerning the growth of the Internet as a commercial medium have overstated the growth of the Internet and you should not rely upon them. This growth may not occur or may occur more slowly than estimated.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on May 8, 2012, our trading price has ranged from $4.75 to $13.60. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

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

Item 2.	Unregistered Sales of Equity Securities

1.	From January 1, 2012 through March 31, 2012, we granted to employees options to purchase an aggregate of 238,000 shares of common stock under our 2006 Stock Plan, at an exercise price of $5.96 per share.

2.	From January 1, 2012 through March 31, 2012, we issued and sold an aggregate of 1,146,135 shares of our common stock for aggregate consideration of approximately $207,490 upon the exercise of stock options that were granted under our 2000 Stock Plan or under our 2006 Stock Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Exhibit
10.1	2007 Management Cash Incentive Plan
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101†

The following materials from the Synacor, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 15, 2012 formatted in Extensible Business Reporting Language (XBRL):

(i) Condensed Consolidated Balance Sheets as of December 31, 2011 and March 31, 2012

(ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2011 and 2012

(iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2012

(iv) Notes to Condensed Consolidated Financial Statements

†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNACOR, INC.

Date: May 15, 2012	By:	/s/ RONALD N. FRANKEL
Ronald N. Frankel
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	By:	/s/ WILLIAM J. STUART
William J. Stuart
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	2007 Management Cash Incentive Plan
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101†

The following materials from the Synacor, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 15, 2012 formatted in Extensible Business Reporting Language (XBRL):

(i) Condensed Consolidated Balance Sheets as of December 31, 2011 and March 31, 2012

(ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2011 and 2012

(iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2012

(iv) Notes to Condensed Consolidated Financial Statements

†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.