Form 10-Q
period 2012-06-30
Synacor, Inc.
filed 2012-08-14
CIK 1408278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, there were 27,021,946 shares of the registrant’s common stock outstanding. All share and per share amounts in this Quarterly Report on Form 10-Q reflect the 1-for-2 reverse stock split of the registrant’s common stock which took effect immediately prior to the effectiveness of the registration statement for the registrant’s initial public offering.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Synacor, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

AS OF DECEMBER 31, 2011 AND JUNE 30, 2012

(In thousands except for share and per share data)

	December 31, 2011	June 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,925	$35,058
Accounts receivable—net of allowance of $25 and $25	14,336	15,507
Deferred income taxes	3,534	4,777
Prepaid expenses and other current assets	1,811	2,612

Total current assets	30,606	57,954
PROPERTY AND EQUIPMENT—Net	8,301	10,756
DEFERRED INCOME TAXES, NON-CURRENT	2,549	690
OTHER LONG-TERM ASSETS	1,926	803
GOODWILL	—	819

TOTAL ASSETS	$43,382	$71,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,498	$12,666
Accrued expenses and other current liabilities	5,492	5,326
Current portion of bank financing	250	—
Current portion of capital lease obligations	1,593	2,408

Total current liabilities	19,833	20,400

LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	2,098	2,732
OTHER LONG-TERM LIABILITIES	71	135

Total liabilities	22,002	23,267

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:

Common stock, $0.01 par value—30,000,000 shares authorized, 3,052,856 issued and 2,733,356 outstanding at December 31, 2011, and 100,000,000 authorized, 27,230,503 issued and 26,911,003 shares outstanding at June 30, 2012	31	272
Preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding at June 30, 2012	—	—
Convertible preferred stock, $0.01 par value—Series A, 5,709,638 shares authorized and 5,548,508 shares issued and outstanding at December 31, 2011, and no shares authorized, issued and outstanding at June 30, 2012	5,077	—
Convertible preferred stock, $0.01 par value—Series A-1, 570,344 shares authorized and 570,344 shares issued and outstanding at December 31, 2011, and no shares authorized, issued and outstanding at June 30, 2012	730	—
Convertible preferred stock, $0.01 par value—Series B, 3,500,000 shares authorized, 2,737,500 shares issued and outstanding at December 31, 2011, and no shares authorized, issued and outstanding at June 30, 2012	5,401	—
Convertible preferred stock, $0.01 par value—Series C, 2,740,407 shares authorized, 2,740,407 shares issued and outstanding at December 31, 2011, and no shares authorized, issued and outstanding at June 30, 2012	17,224	—
Treasury stock—at cost, 319,500 shares at December 31, 2011 and June 30, 2012	(569)	(569)
Additional paid-in capital	45,639	97,823
Accumulated deficit	(52,153)	(49,780)
Accumulated other comprehensive income	—	9

Total stockholders’ equity	21,380	47,755

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,382	$71,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2012

(In thousands except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
REVENUE	$19,467	$30,807	$38,161	$61,477
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation shown separately below)	10,078	16,876	20,058	33,640
Research and development (exclusive of depreciation shown separately below)	4,718	6,123	9,320	12,411
Sales and marketing	1,888	2,399	3,684	4,776
General and administrative (exclusive of depreciation shown separately below)	1,512	2,868	3,063	5,708
Depreciation	657	934	1,277	1,715

Total costs and operating expenses	18,853	29,200	37,402	58,250

INCOME FROM OPERATIONS	614	1,607	759	3,227
OTHER INCOME (EXPENSE)	—	(18)	1	(18)
INTEREST EXPENSE	(19)	(89)	(51)	(136)

INCOME BEFORE INCOME TAXES	595	1,500	709	3,073
PROVISION FOR INCOME TAXES	3	301	6	700

NET INCOME	592	1,199	703	2,373

UNDISTRIBUTED EARNINGS ALLOCATED TO PREFERRED STOCKHOLDERS	541	—	642	—

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$51	$1,199	$61	$2,373

NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$0.03	$0.04	$0.03	$0.11

Diluted	$0.03	$0.04	$0.03	$0.08

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	1,974,991	27,212,105	1,952,574	21,907,842

Diluted	22,453,808	29,592,108	22,387,822	28,261,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—UNAUDITED

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2012

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Net Income	$592	$1,199	$703	$2,373
Other comprehensive income:
Change in foreign currency translation adjustment	—	9	—	9

Comprehensive income	$592	$1,208	$703	$2,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2012

(In thousands)

	Six Months Ended June 30,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$703	$2,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,277	1,715
Stock-based compensation expense	408	983
Deferred income taxes	—	616
Change in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(83)	(1,171)
Prepaid expenses and other current assets	(82)	(528)
Other long-term assets	(350)	120
Accounts payable	(1,419)	782
Accrued expenses and other current liabilities	792	(155)
Other long-term liabilities	(17)	64

Net cash provided by operating activities	1,229	4,799

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,184)	(2,040)
Cash paid for business acquisition	—	(600)

Net cash used in investing activities	(1,184)	(2,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment on bank financing	(250)	(250)
Repayments on capital lease obligations	(1,085)	(1,035)
Proceeds from exercise of common stock options	17	639
Proceeds from initial public offering	—	25,364
Initial public offering costs	—	(2,753)

Net cash (used in) provided by financing activities	(1,318)	21,965

Effect of exchange rate changes on cash and cash equivalents	—	9
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,273)	24,133
CASH AND CASH EQUIVALENTS—Beginning of period	5,412	10,925

CASH AND CASH EQUIVALENTS—End of period	$4,139	$35,058

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$45	$121
Cash paid for income taxes	—	83

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

Property and equipment acquired under capital lease obligations	$397	$2,484
Accrued business acquisition consideration	—	500
Accrued property and equipment expenditures	30	152

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

AS OF DECEMBER 31, 2011 AND JUNE 30, 2012, AND

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2012

(In thousands except for share and per share data)

1. The Company and Summary of Significant Accounting Policies

Synacor, Inc., together with its wholly-owned subsidiary, Synacor Canada, Inc. (collectively, the “Company”), is a leading provider of authentication and aggregation solutions for delivery of online content and cloud-based services. The Company delivers solutions as a set of services through its hosted and managed platform, enabling cable and telecom service providers and consumer electronics manufacturers to provide the online content and cloud-based services that their consumers increasingly demand. The Company’s platform allows its customers to package a wide array of online content and cloud-based services with their high-speed Internet, communications, television and other offerings. Synacor’s customers offer the Company’s services under their own brands on Internet-enabled devices such as PCs, tablets, smartphones and connected TVs.

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

In connection with the initial public offering in February 2012, the Board of Directors of the Company approved a 1-for-2 reverse stock split of the Company’s common stock. All common shares, stock options, and per share information presented in these condensed consolidated financial statements reflect the reverse stock split on a retroactive basis for all periods presented. There was no change in the par value of the Company’s common stock. The ratio by which shares of preferred stock were convertible into shares of common stock was adjusted to reflect the effects of the reverse stock split. In addition, in accordance with their rights and consistent with the conversion rates discussed in Note 8, Equity, all shares of the Company’s outstanding preferred stock were converted into common stock upon the closing of the initial public offering.

Basis of Presentation—The interim unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiary, Synacor Canada, Inc. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. These interim unaudited condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year of for any subsequent period and should be read conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Concentrations of Risk—As of December 31, 2011 and June 30, 2012, and for the three and six months ended June 30, 2011 and 2012, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable and revenue as follows:

	Accounts Receivable
	December 31, 2011	June 30, 2012
Google	45%	35%
Platform Customer A	11	13

	Revenue
	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Google	54%	56%	55%	59%

For the three and six months ended June 30, 2011 and 2012, the following platform customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue. The costs represent revenue share paid to them for their supply of Internet traffic on our customer branded platforms.

	Cost of Revenue
	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Platform Customer A	16%	20%	16%	20%
Platform Customer B (1)	N/A	17	N/A	17
Platform Customer C	21	13	22	13
Platform Customer D (1)	N/A	12	N/A	12

Note:

(1)	For the three and six months ended June 30, 2011, the revenue share payments received by Platform Customers B and D were less than 10%.

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

In May 2011, the FASB issued guidance that established a global standard for applying fair value measurement. In addition to a few updates to the measurement guidance it included enhanced disclosure requirements. The most significant change for companies reporting under GAAP is an expansion of the disclosures required for Level 3 measurements; that is, measurements based on unobservable inputs, such as a company’s own data. The Company adopted this authoritative guidance in the first quarter of 2012 and the adoption did not have a material impact on the financial statements.

The estimated fair value of the bank financing liabilities and capital lease obligations approximate their carrying value.

Acquisition— In January 2012, the Company acquired the assets of Carbyn, Inc., or Carbyn, an Ontario, Canada-based company. The assets acquired are principally comprised of mobile device software and technology and other intellectual property, which the Company expects to enhance its efforts in the development of next generation web applications for mobile devices. The aggregate purchase price is up to $1,100 for the acquired assets, of which $600 was paid upon consummation of the acquisition and the remaining $500 is due in April 2013 unless such amount is offset in satisfaction of certain indemnification obligations of Carbyn. In addition, the Company hired seven employees from Carbyn who have accepted employment with Synacor Canada, Inc., a newly-formed and wholly-owned subsidiary of the Company. The acquisition and its impact on the balance sheet and results of operations are not material. The purchase price was allocated to the assets acquired based on their respective fair values as of the acquisition date, with the amount exceeding the fair value recorded as goodwill of $819.

2. Property and Equipment—Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2011	June 30, 2012
Computer equipment (1)	$13,032	$16,275
Computer software	1,409	2,661
Furniture and fixtures	1,049	1,049
Leasehold improvements	690	718
Other	933	474

	17,113	21,177
Less accumulated depreciation (2)	(8,812)	(10,421)

Total property and equipment—net	$8,301	$10,756

Notes:

(1)	Includes equipment under capital lease obligations of approximately $3,442 and $5,907 as of December 31, 2011 and June 30, 2012, respectively.
(2)	Includes $687 and $1,205 of accumulated depreciation of equipment under capital leases as of December 31, 2011 and June 30, 2012, respectively.

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2011	June 30, 2012
Accrued compensation	$3,612	$3,077
Accrued content fees	334	679
Accrued business acquisition consolidation	—	500
Unearned revenue on contracts	255	268
Other	1,291	802

Total	$5,492	$5,326

4. Capital Lease Obligations

The Company leases certain equipment under capital lease agreements with interest rates ranging from 3% to 7%.

Capital lease commitments as of June 30, 2012 can be summarized as follows (in thousands):

Year ending December 31:
2012 (remaining six months)	$1,308
2013	2,281
2014	1,664
2015	143

Gross lease commitment	5,396
Less interest	(256)

Net lease commitments	$5,140

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

Income tax expense was $3 and $301 for the three months ended June 30, 2011 and 2012, respectively, resulting in an effective tax rate of 0.5% and 20%, respectively. Income tax expense was $6 and $700 for the six months ended June 30, 2011 and 2012, respectively, resulting in an effective tax rate of 1% and 23%, respectively.

Due to the uncertainty at June 30, 2011 to generate sufficient taxable income in the future and utilize the net operating loss carryforwards before they expire, the Company had recorded a valuation allowance to reduce its net deferred tax asset to zero. Consequently, the Company did not incur any material income tax expense in the three and six months ended June 30, 2011.

During 2012, the Company performed an analysis of its research and development activities for periods prior to 2012. As a result, the Company recognized a tax benefit of $412 and $716 for the three and six months ended June 30, 2012, respectively. The increase in the tax benefit recorded related to an increase in the estimated amount of research and development credit expected to be claimed for historical periods. The effective tax rate for the three and six months ended June 30, 2012 is not necessarily indicative of the effective tax rate that may be expected for the fiscal year ending December 31, 2012. Factors that impact the income tax provision include, but are not limited to, stock-based compensation expense and the recognition of research and development tax benefits.

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

The following table sets forth revenue and long-lived tangible assets by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenue
United States	$19,303	$30,641	$37,836	$61,155
United Kingdom	164	166	325	322

Total revenue	$19,467	$30,807	$38,161	$61,477

	December 31, 2011	June 30, 2012
Long-lived tangible assets
United States	$7,680	$10,245
Netherlands	621	511

Total long-lived tangible assets	$8,301	$10,756

7. Commitments and Contingencies

From time to time, the Company is a party to legal actions. In the opinion of management, the outcome of these matters will not have a material impact on the financial statements of the Company.

Contract Commitments—The Company is obligated to make payments under various contracts with vendors and other business partners, principally for revenue-share and content arrangements. Contract commitments as of June 30, 2012 can be summarized as follows (in thousands):

Year ending December 31:
2012 (remaining six months)	$2,761
2013	4,773
2014	1,419
2015	1,080
2016	1,080
Due after 5 years	360

Total contract commitments	$11,473

8. Equity

Common Stock—Effective on February 15, 2012, the Company’s board of directors and stockholders approved the Fifth Amended and Restated Certificate of Incorporation. The total number of common shares that the Company is authorized to issue is 100 million with a par value of $0.01 per share.

Preferred Stock—Effective on February 15, 2012, the Company’s board of directors and stockholders approved the Fifth Amended and Restated Certificate of Incorporation. The total number of preferred shares that the Company is authorized to issue is 10 million with a par value of $0.01 per share.

Conversion—Each share of Series A, A-1, B, and C preferred stock was convertible at the option of the holder at any time into common stock. The conversion rate was the quotient obtained by dividing the original issue price of the Series A, A-1, B, or C by the conversion price. Subsequent to the Second Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation, the conversion price was adjusted to effect a conversion of one preferred share into one and one-half common shares, as explained in Note 1, The Company and Summary of Significant Accounting Policies. The conversion price was subject to adjustment as set forth in the Restated Certificate of Incorporation for certain dilutive issuances, splits, and combinations, as therein defined. Conversion was automatic upon either the consent of the holders of 66% of the outstanding shares of preferred stock or the effective date of a firm commitment underwritten public offering of the Company’s common stock in which the post-offering valuation on a fully diluted basis was at least $150 million and the proceeds were not less than $25 million. All shares of the Company’s outstanding preferred stock were converted into common stock in February 2012 in connection with the Company’s initial public offering.

9. Stock-based Compensation

No income tax deduction is allowed for incentive stock options. Accordingly, no deferred income tax asset is recorded for the expense related to these options. Stock option grants of non-qualified stock options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised.

Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the periods presented, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Research and development	$59	$120	$130	$227
Sales and marketing	41	99	90	173
General and administrative	86	206	188	583

Total stock-based compensation expense	$186	$425	$408	$983

Stock Option Plans—The Company has adopted three stock option plans, which authorize the grant of up to 8,296,777 options to officers and other key employees to purchase the Company’s common stock, subject to the terms of the plans. The options generally vest ratably over four years. The options are generally exercisable after the date of grant, and typically expire 10 years from their respective grant dates or earlier if employment is terminated. In connection with the early exercise of stock options, the Company has the right, but not the obligation, to repurchase unvested shares of common stock upon termination of the individual’s service to the Company at the original price per share. During the six months ended June 30, 2012 there were no early exercises.

A summary of the stock option activity for the six months ended June 30, 2012 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding—December 31, 2011	5,082,776	$2.14
Granted	873,225	7.19
Exercised	(1,327,966)	0.48
Forfeited	(118,892)	3.23

Outstanding—June 30, 2012	4,509,143	3.57	$45,678

Vested and expected to vest—June 30, 2012	4,084,871	3.46	$41,829

Vested and exercisable—June 30, 2012	2,270,319	2.01	$26,540

Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the NASDAQ as of June 30, 2012 was $13.70. The total intrinsic value of options exercised was approximately $375 and $17,556 for the three and six months ended June 30, 2012, respectively.

The weighted-average remaining contractual life of the options vested and expected to vest was 7.5 years as of June 30, 2012.

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Grant Date	Options Granted	Weighted- Average Fair Value	Expected Life of Options (In years)	Risk-Free Interest Rate	Expected Volatility	Expected Dividend Yield
January 6, 2012	238,000	$5.96	6.25	1.40%	53%	—%
April 15, 2012	548,725	$7.10	6.25	1.61%	61%	—%
May 24, 2012	86,500	$11.14	6.25	1.20%	61%	—%

As of June 30, 2012, the unrecognized compensation cost related to non-vested options granted, for which vesting is probable, under the plan was approximately $5,170. This cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested was $325 and $748 during the three and six months ended June 30, 2012, respectively.

10. Net Income Per Common Share Data

Basic and diluted net income per common share for the three and six months ended June 30, 2011 is presented in conformity with the two-class method required for participating securities. The Company determined that its Series A, A-1, B, and C convertible preferred stock represented participating securities because they participated with common stock in dividends and unallocated income. Historically, the Company has not paid dividends. The holders of the Series A, A-1, B, and C convertible preferred stock did not have a contractual obligation to share in the losses of the Company. The Company considered its preferred stock to be participating securities and, in accordance with the two-class method, earnings allocated to preferred stock and the related number of outstanding shares of preferred stock have been excluded from the computation of basic and diluted net income per common share.

The following table presents the calculation of basic and diluted net income per share for the three- and six-month periods ended June 30, 2011 and 2012 (in thousands, except share and per share amounts):

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2011	2012	2011	2012
Net income	$592	$1,199	$703	$2,373
Less: undistributed earnings allocated to preferred stockholders	(541)	—	(642)	—

Net income attributable to common stockholders	$51	$1,199	$61	$2,373

Weighted-average common shares used to compute net income per share attributable to common stockholders	1,974,991	27,212,105	1,952,574	21,907,842

Basic net income per share attributable to common stockholders	$0.03	$0.04	$0.03	$0.11

Diluted net income per share attributable to common stockholders:
Net income	$51	$1,199	$61	$2,373
Add: Undistributed earnings allocated to preferred stockholders	541	—	642	—

Net income attributable to common stockholders	$592	$1,199	$703	$2,373

Number of shares used in basic calculation	1,974,991	27,212,105	1,952,574	21,907,842
Weighted-average effect of dilutive securities
Add:
Conversion of preferred stock (as-if converted basis)	17,395,136	—	17,395,136	3,918,684
Stock options	3,083,681	2,380,003	3,040,112	2,435,356

Number of shares used in diluted calculation	22,453,808	29,592,108	22,387,822	28,261,882

Diluted net income per share attributable to common stockholders	$0.03	$0.04	$0.03	$0.08

The following equivalent shares were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Antidilutive equity awards
Stock options	267	86,500	58,767	86,500

* * * * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Overview

We are a leading provider of authentication and aggregation solutions for delivery of online content and cloud-based services. We deliver our solutions as a set of services through our hosted and managed platform, enabling cable and telecom service providers and consumer electronics manufacturers to provide the online content and cloud-based services that their consumers increasingly demand. Our platform allows our customers to package a wide array of online content and cloud-based services with their high-speed Internet, communications, television and other offerings. Our customers offer our services under their own brands on Internet-enabled devices such as PCs, tablets, smartphones and connected TVs.

We generate revenue from search and display advertising and by charging subscriber-based fees for cloud-based services and products delivered through our platform. Our results are driven primarily by our customer mix, the product and service mix preferences of those customers and the pricing of those products and services. We generate the majority of our revenue from search and display advertising on the Internet websites we operate for our customers, which we refer to as our startpages, which comprise consumer-facing components of our platform. Adding new customers with large consumer bases and expansion of our relationships with existing customers have resulted in an increasing shift in our revenue mix towards search and display advertising revenue. In addition, as new customers adopt our startpages, and as their respective consumers’ use of our startpages ramps up as described below, our growth is increasingly driven by search and display advertising revenue. These increases are largely driven by our model of sharing a portion of this search and advertising revenue with our customers. As we expand our cloud-based services offerings, we expect to generate increased subscriber-based revenue from our customers.

Growth in search and display advertising revenue is driven largely by increasing consumer use of our startpages. As more consumers use our startpages and as consumers spend more time on these startpages, we have a greater number of opportunities to deliver advertisements. During the three and six months ended June 30, 2012, search and display advertising revenue was $25.4 million and $51.2 million, a growth of 69% and 75% over $15.1 million and $29.3 million for the three and six months ended June 30, 2011. Over the same periods, our unique visitors increased by 43% and 61%, our search queries increased by 55% and 70% and our advertising impressions increased by 72% and 60%. We expect consumer engagement on our startpages to continue to grow in the future as our customers deliver more services through these startpages.

Our subscriber-based revenue consists of fees charged for the use of our proprietary technology platform and for the use of, or access to, cloud-based services, such as e-mail, TV Everywhere, security, online games, music and other value added services and paid content. During the three and six months ended June 30, 2012, subscriber-based revenue was $5.4 million and $10.3 million, an increase of 22% and 16% from $4.4 million and $8.8 million during the three and six months ended June 30, 2011. We believe there are opportunities to generate additional sources of subscriber-based revenue, such as fees for TV Everywhere authentication and the introduction of new cloud-based services. We believe that the variety of subscriber and cloud-based services and the introduction of new services will also drive increased search and display advertising revenue.

As new customers introduce our startpages to their consumers, usage of our platform and our revenue from these startpages tends to increase over time. There are a variety of reasons for this ramp-up period. For example, a new customer may migrate its consumers from its existing platform to our platform over a period of time. Moreover, a new customer may initially launch a selection of our services and products, rather than our entire suite of offerings, and subsequently broaden their service and product offerings over time. When a customer launches a new service or product, marketing and promotional activities may be required to generate awareness and interest among consumers. Search and display advertising revenue typically grows significantly during the first one to three years after a customer launch, although there can be notable variances from customer to customer. Thereafter, changes in revenue tend to mirror changes in the consumer base of the applicable customer.

For the three and six months ended June 30, 2012, we derived revenue from over 45 customers, with revenue attributable to four customers, CenturyLink, Inc. or CenturyLink (including revenue attributable to Qwest Communications International, Inc. or Qwest, which merged with CenturyLink in April 2011), Toshiba America Information Systems, Inc., or Toshiba, Charter Communications Inc., or Charter, and Verizon Corporate Services Group, Inc., or Verizon, together accounting for approximately 74% of our revenue for both the three and six months ended June 30, 2012, or $22.8 million and $45.3 million, respectively. Two of these customers accounted for 20% or more of revenue in such period, and revenue attributable to each of the other two customers accounted for more than 10% in both periods. Revenue attributable to our customers includes the subscriber-based revenue earned directly from them, as well as the search and display advertising revenue generated through our relationships with our search and display advertising partners (such as Google, Inc., or Google, for search advertising and advertising networks, advertising agencies and advertisers for display advertising). This revenue is attributable to our customers because it is produced from the traffic on the startpages we operate for them. These partners provide us with advertisements that we then deliver with search results and other content on our startpages. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In the three and six months ended June 30, 2012, search advertising through our relationship with Google generated approximately 56% and 59% of our revenue, or $17.3 million and $36.1 million (all of which was attributable to our customers).

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

Key Initiatives

We are focused on several key initiatives to drive our business:

•	continue to expand and invest in cloud-based services such as e-mail and TV Everywhere and increase the number of customers using our TV Everywhere authentication platform;

•	enhance our direct advertising sales effort to increase the CPMs derived from advertising;

•	add new, and expand with current, cable, telecom, satellite and consumer electronics customers to expand our consumer reach;

•	extend the availability of our existing and new products and services to additional devices including tablets and smartphones;

•	expand our presence into international markets; and

•	acquire new technologies and products.

Key Business Metrics

In addition to the line items in our financial statements, we regularly review a number of business metrics related to Internet traffic and search and display advertising to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe disclosing these metrics is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key business metrics, which are unaudited, for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Key Business Metrics:
Unique Visitors (1)	13,888,227	19,927,835	12,840,152	20,610,455
Search Queries (2)	153,862,860	238,348,816	300,141,210	509,126,605
Advertising Impressions (3)	5,993,229,228	10,337,928,948	11,778,534,094	18,823,156,330

Notes:
(1)	Reflects the number of unique visitors to our startpages computed on an average monthly basis during the applicable period.
(2)	Reflects the total number of search queries during the applicable period.
(3)	Reflects the total number of advertising impressions during the applicable period.

Unique Visitors

We define unique visitors as consumers who have visited one of our startpages at least once during a particular time period. We rely on comScore to provide this data. comScore estimates this data based on the U.S. portion of the Internet activity of its worldwide panel of consumers and its proprietary data collection method.

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

Components of our Results of Operations

Revenue

We derive our revenue from two categories: revenue generated from search and display advertising activities and subscriber-based revenue, each of which is described below. We record our search and display advertising revenue on a gross basis, which includes the net amount received from Google under our agreement with them. The following table shows the revenue in each category, both in amount and as a percentage of revenue, for the three and six months ended June 30, 2011 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands)		(in thousands)
Revenue:
Search and display advertising	$15,083	$25,439	$29,318	$51,219
Subscriber-based	4,384	5,368	8,843	10,258

Total revenue	$19,467	$30,807	$38,161	$61,477

Percentage of revenue:
Search and display advertising	77%	83%	77%	83%
Subscriber-based	23	17	23	17

Total revenue	100%	100%	100%	100%

Search and Display Advertising Revenue

We use Internet search and display advertising to generate revenue from the traffic on our startpages.

•

In the case of search advertising, we have a revenue-sharing relationship with Google, pursuant to which we include a Google-branded search tool on our startpages. When a consumer makes a search query using this tool, we deliver the query to Google and they return search results to consumers that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us, which we in turn share with the applicable customer. The net payment we receive from Google is recognized as revenue.

•

We generate display advertising revenue when consumers view or click on a text, graphic or video advertisement that was delivered on one of our startpages. We fill our advertising inventory with advertisements sourced by our direct sales force, independent advertising sales representatives and advertising network partners. Revenue may be calculated differently depending on our agreements with our advertisers or the agreements between our advertising network partners and their advertisers. It may be calculated on a cost per impression basis, which means the advertiser pays based on the number of times its advertisements appear, or a cost per action basis, which means that an advertiser pays when a consumer performs an action after engaging one of its advertisements. Historically only a small percentage of our display advertising revenue has been calculated on a cost per action basis.

Subscriber-Based Revenue

We define subscriber-based revenue as subscription fees and other fees that we receive from our customers for the use of our proprietary technology platform and the use of, or access to, e-mail, TV Everywhere, security, games and other services, including value added services and paid content. Monthly subscriber levels typically form the basis for calculating and generating subscriber-based revenue. They are generally determined by multiplying a per-subscriber per-month fee by the number of subscribers using the particular services being offered or consumed. In other cases, the fee is fixed. We recognize revenue from our customers as the service is delivered.

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

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1, The Company and Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$592	$1,199	$703	$2,373
Provision for income taxes	3	301	6	700
Interest expense	19	89	51	136
Other (income) expense	—	18	(1)	18
Depreciation	657	934	1,277	1,715
Stock-based compensation	186	425	408	983

Adjusted EBITDA	$1,457	$2,966	$2,444	$5,925

Results of Operations

The following tables set forth our results of operations for the periods presented in amount and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands)		(in thousands)
Revenue	$19,467	$30,807	$38,161	$61,477
Costs and operating expenses:
Cost of revenue (1)	10,078	16,876	20,058	33,640
Research and development (1)(2)	4,718	6,123	9,320	12,411
Sales and marketing (2)	1,888	2,399	3,684	4,776
General and administrative (1)(2)	1,512	2,868	3,063	5,708
Depreciation	657	934	1,277	1,715

Total costs and operating expenses	18,853	29,200	37,402	58,250

Income from operations	614	1,607	759	3,227

Other income	—	(18)	1	(18)
Interest expense	(19)	(89)	(51)	(136)

Income before income taxes	595	1,500	709	3,073
Provision for income taxes	3	301	6	700

Net income	$592	$1,199	$703	$2,373

Notes:

(1)	Exclusive of depreciation shown separately.
(2)	Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands)		(in thousands)
Research and development	$59	$120	$130	$227
Sales and marketing	41	99	90	173
General and administrative	86	206	188	583

	$186	$425	$408	$983

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenue	100%	100%	100%	100%
Costs and operating expenses:
Cost of revenue (1)	52	55	53	55
Research and development (1)	24	20	24	20
Sales and marketing	10	8	10	8
General and administrative (1)	8	9	8	9
Depreciation	3	3	3	3

Total costs and operating expenses	97%	95%	98%	95%

Income from operations	3%	5%	2%	5%
Other income	0	0	0	0
Interest expense	0	0	0	0

Income before income taxes	3	5	2	5
Provision for income taxes	0	1	0	1

Net income	3%	4%	2%	4%

Note:

(1)	Exclusive of depreciation shown separately.

Comparison of the Three and Six Months Ended June 30, 2011 and 2012

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2012	% Change	2011	2012	% Change
	(in thousands)			(in thousands)
Revenue:
Search and display advertising	$15,083	$25,439	69%	$29,318	$51,219	75%
Subscriber-based	4,384	5,368	22	8,843	10,258	16

Total revenue	$19,467	$30,807	58	$38,161	$61,477	61

Percentage of revenue:
Search and display advertising	77%	83%		77%	83%
Subscriber-based	23	17		23	17

Total revenue	100%	100%		100%	100%

Three months ended 2011 compared to 2012. Revenue increased by $11.3 million, or 58%, to $30.8 million from $19.5 million. Search and display advertising revenue increased by $10.3 million, or 69%, to $25.4 million from $15.1 million as a result of increased search queries and advertising impressions on our platform, driven in part by the launch of a significant new customer in July 2011. The total number of search queries increased by 55% and the total number of advertising impressions increased by 72%. The increase in search queries accounted for approximately 67% of the increase in search and display advertising revenue, while the increase in advertising impressions accounted for approximately 33%. Subscriber-based revenue increased $1.0 million, or 22%, to $5.4 million from $4.4 million mainly driven by the launch of additional services to existing customers.

Six months ended 2011 compared to 2012. Revenue increased by $23.3 million, or 61%, to $61.5 million from $38.2 million. Search and display advertising revenue increased by $21.9 million, or 75%, to $51.2 million from $29.3 million as a result of increased search queries and advertising impressions on our platform, driven in part by the launch of a significant new customer in July 2011. The total number of search queries increased by 70% and the total number of advertising impressions increased by 60%. The increase in search queries accounted for approximately 70% of the increase in search and display advertising revenue, while the increase in advertising impressions accounted for approximately 30%. Subscriber-based revenue increased $1.5 million, or 16%, to $10.3 million from $8.8 million mainly driven by the launch of additional services to existing customers.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2012	% Change	2011	2012	% Change
	(in thousands)			(in thousands)
Cost of revenue	$10,078	$16,876	67%	$20,058	$33,640	68%
Percentage of revenue	52%	55%		53%	55%

Three months ended 2011 compared to 2012. Our cost of revenue increased by $6.8 million, or 67%, to $16.9 million from $10.1 million. The increase in our cost of revenue was driven by additional revenue-sharing costs from increased search and display advertising. Cost of revenue as a percentage of revenue increased to 55% of revenue from 52% of revenue because of changes in search and display advertising revenue attributable to the mix of customers with revenue-sharing arrangements.

Six months ended 2011 compared to 2012. Our cost of revenue increased by $13.5 million, or 68%, to $33.6 million from $20.1 million. The increase in our cost of revenue was driven by additional revenue-sharing costs from increased search and display advertising. Cost of revenue as a percentage of revenue increased to 55% of revenue from 53% of revenue because of changes in search and display advertising revenue attributable to the mix of customers with revenue-sharing arrangements.

Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2012	% Change	2011	2012	% Change
	(in thousands)			(in thousands)
Research and development	$4,718	$6,123	30%	$9,320	$12,411	33%
Percentage of revenue	24%	20%		24%	20%

Three months ended 2011 compared to 2012. Research and development expenses increased by $1.4 million, or 30%, to $6.1 million from $4.7 million. The increase was primarily due to a $1.1 million increase in employee-related costs as a result of the increase in headcount to support new product initiatives and customer deployments.

Six months ended 2011 compared to 2012. Research and development expenses increased by $3.1 million, or 33%, to $12.4 million from $9.3 million. The increase was primarily due to a $2.3 million increase in employee-related costs as a result of the increase in headcount to support new product initiatives and customer deployments. In addition, there was a $0.5 million increase in expenses for contractors.

Sales and Marketing Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2012	% Change	2011	2012	% Change
	(in thousands)			(in thousands)
Sales and marketing	$1,888	$2,399	27%	$3,684	$4,776	30%
Percentage of revenue	10%	8%		10%	8%

Three months ended 2011 compared to 2012. Sales and marketing expenses increased by $0.5 million, or 27%, to $2.4 million from $1.9 million. The increase was due to a $0.5 million increase in employee-related costs as a result of the increase in headcount as we hired salespeople in our advertising department.

Six months ended 2011 compared to 2012. Sales and marketing expenses increased by $1.1 million, or 30%, to $4.8 million from $3.7 million. The increase was primarily due to a $1.0 million increase in employee-related costs as a result of the increase in headcount as we hired salespeople in our advertising department.

General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2012	% Change	2011	2012	% Change
	(in thousands)			(in thousands)
General and administrative	$1,512	$2,868	90%	$3,063	$5,708	86%
Percentage of revenue	8%	9%		8%	9%

Three months ended 2011 compared to 2012. General and administrative expenses increased by $1.4 million, or 90%, to $2.9 million from $1.5 million. The increase was primarily due to $0.6 million increase in spending on administrative expenses associated with being a public company, $0.3 million increase in employee-related costs as a result of hiring in our finance department. The remainder of the increase includes $0.1 million for stock-based compensation.

Six months ended 2011 compared to 2012. General and administrative expenses increased by $2.6 million, or 86%, to $5.7 million from $3.1. The increase was primarily due to $1.0 million increase in spending on administrative expenses associated with being a public company, $0.6 million increase in employee-related costs as a result of hiring in our finance department. The remainder of the increase includes $0.4 million for stock-based compensation primarily driven by the accelerated vesting of stock options upon retirement of service of our former board members upon our initial public offering.

Depreciation

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2012	% Change	2011	2012	% Change
	(in thousands)			(in thousands)
Depreciation	$657	$934	42%	$1,277	$1,715	34%
Percentage of revenue	3%	3%		3%	3%

Three months ended 2011 compared to 2012. Depreciation increased by $0.2 million, or 42%, to approximately $0.9 million from $0.7 million. This increase was driven by the purchase of assets to support the addition of a new customer.

Six months ended 2011 compared to 2012. Depreciation increased by $0.4 million, or 34%, to approximately $1.7 million from $1.3 million. This increase was driven by the purchase of assets to support the addition of a new customer.

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands)		(in thousands)
Interest expense	$19	$89	$51	$136

Three months ended 2011 compared to 2012. Interest expense increased as a result of higher average capital lease balances. The interest rates applied to those balances remained substantially the same.

Six months ended 2011 compared to 2012. Interest expense increased as a result of higher average capital lease balances. The interest rates applied to those balances remained substantially the same.

Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands)		(in thousands)
Provision for income taxes	$3	$301	$6	$700

We had historically incurred operating losses generating net operating loss carryforwards (“NOLs”) which are available to offset taxable income. Due to the uncertainty at June 30, 2011 to generate sufficient taxable income in the future and utilize the NOLs before they expire, we had recorded a valuation allowance to reduce our net deferred tax asset to zero. Consequently, we did not record any material income tax expense in the three and six months ended June 30, 2011.

In the fourth quarter of 2011, as a result of weighing the positive and negative evidence we determined that we will more likely than not be able to generate sufficient taxable income in the future and we will be able to fully utilize our NOLs. As a result, our income tax expense for the three and six months ended June 30, 2012 included $0.7 and $1.4 million of deferred income tax expense, partially offset by a tax benefit of $0.4 and $0.7 million relating to a research and development credit.

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

In July 2011 we entered into an amended and restated loan and security agreement with a commercial bank. As of June 30, 2012, there was no outstanding principal amount.

The amended and restated loan and security agreement also provides us with a revolving credit line of $6.0 million, which we can draw on at any time before July 2013, subject to a borrowing base calculation. Borrowings under the revolving credit line accrue interest at a per annum rate equal to the bank’s prime rate plus 0.25%, subject to a minimum rate of 4.0% per annum, and must be repaid by July 2013. As of June 30, 2012, $6.0 million was fully available under the revolving credit line, with no outstanding borrowings.

The amended and restated loan and security agreement contains provisions that allow the bank to accelerate repayment of both the existing term loan, the new term loan, if any, and the revolving credit line upon a material adverse change, as defined in the agreement, as well as other events of default. Our obligations under the agreement are secured by a blanket lien on all of our assets in favor of the bank. The agreement contains certain financial performance, reporting and other covenants, including restrictions on paying dividends and making distributions to our stockholders. As of June 30, 2012, we were in compliance with the covenants.

As of June 30, 2012, we had approximately $35.1 million of cash and cash equivalents. We did not have any short-term or long-term investments. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our term loan and revolving credit line, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Cash Flows

	Six Months Ended June 30,
	2011	2012
	(in thousands)
Statements of Cash Flows Data:
Cash flows provided by operating activities	$1,229	$4,799
Cash flows used in investing activities	(1,184)	(2,640)
Cash flows (used in) provided by financing activities	(1,318)	21,965

Cash Provided by Operating Activities

In the six months ended June 30, 2011, operating activities provided $1.2 million of cash. The cash flow from operating activities primarily resulted from our net income, adjusted for non-cash items, and changes in our operating assets and liabilities. We had net income of $0.7 million, which included non-cash depreciation of $1.3 million and non-cash stock-based compensation of $0.4 million. Changes in our operating assets and liabilities used $1.2 million of cash, primarily due to a decrease of $1.4 million in our accounts payable and an increase in our other long-term assets of $0.4 million, partially offset by an increase in our accrued expenses and other current liabilities of $0.8 million. The decrease in accounts payable was the result of the timing of payments to customers for revenue-sharing agreements and to content providers. The increase in our other long term asset was primarily due to prepayments made to vendors for a component of our cost of revenue. The increase in accrued expenses and other current liabilities was primarily driven by the timing of payments to vendors for a component of our cost of revenue.

In the six months ended June 30, 2012, operating activities provided $4.8 million of cash in 2012. The cash flow from operating activities primarily resulted from our net income, adjusted for non-cash items, and changes in our operating assets and liabilities. We had net income of $2.4 million, which included a non-cash benefit from deferred income taxes of $0.6 million, non-cash depreciation of $1.7 million and non-cash stock-based compensation of $1.0 million. Changes in our operating assets and liabilities used $0.9 million of cash, primarily due to an increase of our accounts receivable of $1.2 million, an increase of our prepaid expenses and other current assets of $0.5 million, partially offset by an increase of our accounts payable of $0.8 million. The increase in our accounts receivable was primarily due to our revenue growth. The increase in prepaid expenses and other current assets was primarily due to prepayments made to vendors for components of our cost of revenue. The increase in accounts payable was the result of increased spending due to the growth of our revenue-share payments associated with our revenue growth and the timing of such payments.

Cash Used in Investing Activities

Cash used in investing activities in the six months ended June 30, 2011 was $1.2 million consisting principally of purchases of property, equipment and software to build out our data centers.

Cash used in investing activities in the six months ended June 30, 2012 was $2.6 million consisting of $2.0 million of purchases of property, equipment and software to build out our data centers and $0.6 million paid for the acquisition of Carbyn.

Cash (Used in) Provided by Financing Activities

For the six months ended June 30, 2011, net cash used in financing activities was $1.3 million primarily for repayments on our capital lease obligations and bank financing. For the six months ended June 30, 2012, net cash provided by financing activities was $22.0 million, consisting of $25.4 million of proceeds from issuance of common stock in our IPO, partially offset by cash paid for issuance costs of $2.8 million, and $0.6 million of proceeds from the exercise of common stock options, partially offset by $1.3 million for repayments on our capital lease obligations and bank financing.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses in each year of operation other than 2009 and 2011, including a net loss of $5.8 million in 2008 and a net loss of $3.6 million in 2010. Our net income in 2009 and 2011 was $0.3 million and $9.9 million, respectively, and our net income in the six months ended June 30, 2012 was $2.4 million. We expect that our expenses will increase in future periods as we implement initiatives designed to grow our business including, among other things, the development and marketing of new services and products, international expansion, licensing of content, expansion of our infrastructure and general and administrative expenses associated with being a public company. If our revenue does not sufficiently increase to offset these expected increases in operating expenses, we may incur significant losses and may not be profitable. Our revenue growth in recent periods may not be indicative of our future performance. In fact, in future periods, our revenue could decline. Accordingly, we may not be able to maintain profitability in the future. Any failure to maintain profitability may materially and adversely affect our business, financial condition and results of operations.

Our search advertising partner, Google, accounts for a significant portion of our revenue, and any loss of, or diminution in, our business relationship with Google would materially and adversely affect our financial performance.

We rely on traffic on our platform to generate search and display advertising revenue, a substantial portion of which is derived from text-based links to advertisers’ websites as a result of Internet searches. We have a revenue-sharing relationship with Google under which we include a Google-branded search tool on our startpages. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 45%, 49% and 57% of our revenue in 2009, 2010 and 2011, or $27.7 million, $32.6 million and $51.5 million, respectively, and approximately 59% of our revenue in the six months ended June 30, 2012, or $36.1 million. Our agreement with Google expires in February 2014 unless we and Google mutually elect to renew it. Additionally, Google may terminate our agreement if we experience a change in control or enter into an agreement providing for a change in control, if we do not maintain certain search and display advertising revenue levels, or upon the two-year anniversary of the agreement, in February 2013. If advertisers were to discontinue their advertising via Internet searches, if Google’s revenue from search-based advertising were to decrease, if Google’s share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be materially and adversely affected. Moreover, consumers’ increased use of search tools other than the Google-branded search tool we provide would have similar effects.

A loss of any significant customer could negatively affect our financial performance.

We derive a substantial portion of our revenue from a small number of customers. For example, revenue attributable to two customers, Charter and CenturyLink (including our revenue attributable to Qwest), together accounted for approximately 62% and 60% of our revenue for the years ended December 31, 2009 and 2010, or $37.8 million and $39.8 million, respectively. Revenue attributable to each of these customers accounted for 20% or more in 2009 and 2010. Revenue attributable to Charter, CenturyLink (including revenue attributable to Qwest) and Toshiba together accounted for approximately 62% of our revenue for the year ended December 31, 2011, or $56.9 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other two customers accounting for more than 10% in such period. Revenue attributable to Charter, CenturyLink (including revenue attributable to Qwest), Toshiba and Verizon together accounted for approximately 74% of our revenue for the six months ended June 30, 2012, or $45.3 million, with revenue attributable to two of these customers accounting for 20% or more in such period and revenue attributable to each of the other two customers accounting for more than 10% in such period. Revenue attributable to these customers includes the subscriber-based revenue earned directly from them, as well as the search and display advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our startpages.

Our contracts with our customers generally have an initial term of approximately two to three years from the launch of our products and frequently provide for one or more automatic renewal terms of one to two years each. If any one of these key contracts is not renewed or is otherwise terminated, or if revenue from these significant customers declines because of competitive or other reasons, our revenue would decline and our ability to achieve or sustain profitability would be impaired. In addition to loss of subscriber-based revenue, including startpage and paid content sales, we would also lose significant revenue from the related search and display advertising services that we provide.

Many individuals are using devices other than personal computers and software applications other than Internet browsers to access the Internet. If users of these devices and software applications do not widely adopt the applications and other solutions we develop for them, our business could be adversely affected.

The number of people who access the Internet through devices other than PCs, including tablets, smartphones and connected TVs, has increased dramatically in the past few years and is projected to continue to increase. Similarly, individuals are increasingly accessing the Internet through applications, or apps, other than Internet browsers, such as those available for download through Apple Inc.’s App Store and the Android Market. If consumers increasingly access the Internet on devices other than PCs, and if we are unable to successfully implement monetization strategies for mobile devices, our financial results would be negatively affected. While we are developing solutions to these alternative means of accessing the Internet, including through our acquisition of mobile device software and technology from Carbyn in January 2012, we do not currently offer our customers and their subscribers a wide variety of apps and other non-browser solutions. Additionally, as new devices and new apps are continually being released, it is difficult to predict the problems we may encounter in developing new versions of our apps and other solutions for use on these alternative devices and apps, and we may need to devote significant resources to the creation, support and maintenance of such apps and solutions. If users of these devices and apps do not widely adopt the apps and other solutions we develop, our business, financial condition and results of operations could be adversely affected.

Consumer tastes continually change and are unpredictable, and our sales may decline if we fail to enhance our service and content offerings to achieve continued subscriber acceptance.

Our business depends on aggregating and providing services and content that our customers will place on their websites, including television programming, news, entertainment, sports and other content that their subscribers find engaging, and value added services and paid content that their subscribers will buy. Accordingly, we must continue to invest significant resources in licensing efforts, research and development and marketing to enhance our service and content offerings, and we must make decisions about these matters well in advance of product releases to implement them in a timely manner. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing content providers and websites and the availability of other news, entertainment, sports and other services and content. While each consumer’s startpage is set to our applicable customer’s website upon the installation of our customer’s services or the sale of our customer’s product, a consumer may easily change that setting, which would likely decrease the use of our platform. The makers of Internet browsers may also change a consumer’s startpage in connection with software updates. If our services are not responsive to the requirements of our customers or the preferences of their consumers, or the services are not brought to market in a timely and effective manner, our business, financial condition and results of operations would be harmed. Even if our services and content are successfully introduced and initially adopted, a subsequent shift in the preferences of our customers or their consumers could cause a decline in the popularity of our services and content that could materially reduce our revenue and harm our business, financial condition and results of operations.

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

Our revenue from high-speed Internet service providers, including our search and display advertising revenue generated by online consumer traffic on our platform, accounted for more than 95% of our revenue in each of 2009 and 2010, nearly 86% in 2011 and 79% in the six months ended June 30, 2012. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated subscriber-based and search and display advertising revenue. Under our agreement with Charter, Charter has a right to terminate the agreement if we experience a change in control.

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

We invest in features and functionality designed to increase consumer engagement with our startpages; however, these investments may not lead to increased revenue.

Our future growth and profitability will depend in large part on the effectiveness and efficiency of our efforts to provide a compelling consumer experience that increases consumer engagement with our platform. We have made and will continue to make substantial investments in features and functionality for our platform that are designed to drive consumer engagement. Not all of these activities directly generate revenue, and we cannot assure that we will reap sufficient rewards from these investments to make them worthwhile. If the expenses that we incur in connection with these activities do not result in increased consumer engagement that in turn results in revenue increases that exceed these expenses, our business, financial condition and results of operations will be adversely affected.

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

•	any failure of significant customers to renew their agreements with us;

•	our ability to attract new customers;

•	our ability to increase sales of value added services and paid content to existing subscribers;

•	the timing and success of new service and product introductions by us, our customers or our competitors;

•	variations in the demand for our services and products and the implementation cycles of our services and products by our customers;

•	changes to Internet browser technology that renders our startpages less competitive;

•	changes in our pricing policies or those of our competitors;

•	changes in the prices our customers charge for value added services and paid content;

•	service outages, other technical difficulties or security breaches;

•	limitations relating to the capacity of our networks, systems and processes;

•	our failure to accurately estimate or control costs, including costs related to the initial launch of new customers on our platform;

•	maintaining appropriate staffing levels and capabilities relative to projected growth;

•	the timing of costs related to the development or acquisition of technologies, services or businesses to support our existing customers and potential growth opportunities; and

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses.

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

Certain of our agreements with customers and content providers require us to make fixed payments to them. The aggregate amount of such fixed payments for the years ending December 31, 2012, 2013, 2014 and the three years thereafter are approximately $5.9 million, $4.8 million, $1.4 million and $2.5 million, respectively. We are required to make these fixed payments regardless of the achievement of any revenue objectives or subscriber or usage levels. If we do not achieve our financial objectives, these contractual commitments would constitute a greater percentage of our revenue than originally anticipated and would adversely affect our profitability.

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

Although we regularly back-up our systems and store the system back-ups in Atlanta, Georgia, Columbus, Ohio, and Buffalo, New York, we do not have full second-site redundancy. If we were forced to relocate to an alternate site and to rely on our system back-ups to restore the systems, we would experience significant delays in restoring the functionality of our platform and could experience loss of data, which could materially harm our business and our operating results.

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

A key element to our continued growth is the ability of our customers’ consumers in all geographies to access our platform within acceptable load times. We refer to this as website performance. We may in the future experience platform disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve website performance, especially during peak usage times, and as our solutions become more complex and our user traffic increases. If our startpages are unavailable when consumers attempt to access them or do not load as quickly as they expect, consumers may seek other websites to obtain the information for which they are looking, and may not return to our startpages as often in the future, or at all. This would negatively impact our relationships with our customers. We expect to continue to make significant investments to maintain and improve website performance. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

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

Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance, marketing and creative personnel. For example, we will need to hire personnel outside the United States to pursue an international expansion strategy, and we will need to hire additional advertising salespeople in connection with our own plans to sell more advertisements directly. We face intense competition for qualified individuals from numerous technology, marketing and media companies, and we may incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals, or we may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business could suffer.

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

Companies in the Internet and technology industries tend to own large numbers of patents, copyrights, trademarks and trade secrets, and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have been subject to claims that the presentation of certain licensed content on our startpages infringes certain patents of a third party, none of which have resulted in direct settlement or payments by us or any determination of infringement by us, and as we face increasing competition, the possibility of further intellectual property rights claims against us grows. Our technologies may not be able to withstand any third party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent us from offering our services and products to others and may require that we procure substitute products or services for our customers.

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

We have derived and expect to continue to derive a substantial portion of our revenue from display advertising on our platform. Such advertising accounted for approximately 19%, 20% and 23% of our revenue for the years ended December 31, 2009, 2010 and 2011, respectively, and 25% of our revenue in the six months ended June 30, 2012. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

•	increasing the numbers of consumers using our platform;

•	maintaining consumer engagement on our startpages;

•	competing effectively for advertising spending with other online and offline advertising providers; and

•	continuing to grow our direct advertising sales force and develop and diversify our advertising platform.

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

As of June 30, 2012, we had substantial federal and state net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “five-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. For these purposes, a five-percent stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding stock. In addition, persons who own less than 5% of the outstanding stock are grouped together as one or more “public groups,” which are also treated as five-percent stockholders. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset United States federal and state taxable income and taxes may be subject to limitations.

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

We have derived and expect to continue to derive a substantial majority of our revenue from search and display advertising on our platform. Such search and display advertising revenue accounted for approximately 65%, 69% and 79% of our revenue for the years ended December 31, 2009, 2010 and 2011, or $39.3 million, $45.9 million and $72.1 million, respectively, and 83% of our revenue for the six months ended June 30, 2012, or $51.2 million. However, the prospects for continued demand and market acceptance for Internet advertising are uncertain. If advertisers do not continue to increase their usage of the Internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the Internet. Most advertising agencies and potential advertisers, particularly local advertisers, have only limited experience advertising on the Internet and devote only a small portion of their advertising expenditures to online advertising. As the Internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for Internet advertising. Many historical predictions by industry analysts and others concerning the growth of the Internet as a commercial medium have overstated the growth of the Internet and you should not rely upon them. This growth may not occur or may occur more slowly than estimated.

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

As of February 15, 2012, the closing date of our initial public offering, we had 26,729,170 outstanding shares of common stock, of which 19,900,308 were subject to restrictions on resale as a result of lock-up agreements entered into with the underwriters of our initial public offering and the provisions of Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act. On August 11, 2012, these shares became available for sale in the public market (subject, in some cases, to volume limitations). Sales of a substantial number of such shares following expiration of the lock-up (or the perception that such sales may occur) could cause our share price to fall.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on August 6, 2012, our trading price has ranged from $4.75 to $18.00. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the rules and regulations of The NASDAQ Global Market. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and NASDAQ, impose additional requirements on public companies, including enhanced corporate governance practices. For example, the NASDAQ listing requirements require that listed companies satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of business conduct. In addition, our management team has limited experience managing a publicly-traded company or complying with the increasingly complex laws pertaining to public companies. In addition, most of our current directors have limited experience serving on the boards of public companies. In order to have an effective board, these new directors and any other directors that join our board will need to integrate with our other directors and management and become familiar with our operations and growth strategies.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

We intend to use the net proceeds from our initial public offering for working capital and other general corporate purposes, including financing our growth, developing new products and funding capital expenditures. Pending these uses, we have retained the net proceeds in cash and cash equivalent accounts. In the future, we may invest in money market funds and debt instruments of the U.S. government and its agencies and high credit quality corporate issuers.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed in the Index to Exhibits (following the signatures page of this Quarterly Report on Form 10-Q) are filed with, or incorporated by reference in, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNACOR, INC.

Date: August 14, 2012	By:	/s/ RONALD N. FRANKEL
Ronald N. Frankel
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ WILLIAM J. STUART
William J. Stuart
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†

The following materials from the Synacor, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 14, 2012 formatted in Extensible Business Reporting Language (XBRL):

(i) Condensed Consolidated Balance Sheets as of December 31, 2011 and June 30, 2012

(ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2012

(iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2011 and 2012

(iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2012

(v) Notes to Condensed Consolidated Financial Statements

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