Form 10-Q
period 2012-09-30
Synacor, Inc.
filed 2012-11-15
CIK 1408278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, there were 27,115,627 shares of the registrant’s common stock outstanding. All share and per share amounts in this Quarterly Report on Form 10-Q reflect the 1-for-2 reverse stock split of the registrant’s common stock which took effect immediately prior to the effectiveness of the registration statement for the registrant’s initial public offering.

PART I — FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets—Unaudited as of December 31, 2011 and September 30, 2012	1

	Condensed Consolidated Statements of Operations—Unaudited for the Three and Nine Months Ended September 30, 2011 and 2012	2

	Condensed Consolidated Statements of Comprehensive Income—Unaudited for the Three and Nine Months Ended September 30, 2011 and 2012	3

	Condensed Consolidated Statements of Cash Flows—Unaudited for the Nine Months Ended September 30, 2011 and 2012	4

	Notes to the Condensed Consolidated Financial Statements—Unaudited as of December 31, 2011 and September 30, 2012, and for the Three and Nine Months Ended September 30, 2011 and 2012	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	24

Item 4.	Controls and Procedures	24

PART II — OTHER INFORMATION		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

SIGNATURES		41

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SYNACOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

AS OF DECEMBER 31, 2011 AND SEPTEMBER 30, 2012

(In thousands except for share and per share data)

	December 31, 2011	September 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,925	$38,709
Accounts receivable—net of allowance of $25 and $25	14,336	14,393
Deferred income taxes	3,534	4,441
Prepaid expenses and other current assets	1,811	2,259

Total current assets	30,606	59,802
PROPERTY AND EQUIPMENT—Net	8,301	11,178
DEFERRED INCOME TAXES, NON-CURRENT	2,549	1,079
OTHER LONG-TERM ASSETS	1,926	700
GOODWILL	—	819

TOTAL ASSETS	$43,382	$73,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,498	$13,396
Accrued expenses and other current liabilities	5,492	6,293
Current portion of bank financing	250	—
Current portion of capital lease obligations	1,593	2,258

Total current liabilities	19,833	21,947
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	2,098	2,178
OTHER LONG-TERM LIABILITIES	71	172

Total liabilities	22,002	24,297

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:

Common stock, $0.01 par value—30,000,000 shares authorized, 3,052,856 issued and 2,733,356 outstanding at December 31, 2011, and 100,000,000 authorized, 27,415,902 issued and 27,096,402 shares outstanding at September 30, 2012	31	274
Preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding at September 30, 2012	—	—
Convertible preferred stock, $0.01 par value—Series A, 5,709,638 shares authorized and 5,548,508 shares issued and outstanding at December 31, 2011, and no shares authorized, issued and outstanding at September 30, 2012	5,077	—
Convertible preferred stock, $0.01 par value—Series A-1, 570,344 shares authorized and 570,344 shares issued and outstanding at December 31, 2011, and no shares authorized, issued and outstanding at September 30, 2012	730	—
Convertible preferred stock, $0.01 par value—Series B, 3,500,000 shares authorized, 2,737,500 shares issued and outstanding at December 31, 2011, and no shares authorized, issued and outstanding at September 30, 2012	5,401	—
Convertible preferred stock, $0.01 par value—Series C, 2,740,407 shares authorized, 2,740,407 shares issued and outstanding at December 31, 2011, and no shares authorized, issued and outstanding at September 30, 2012	17,224	—
Treasury stock—at cost, 319,500 shares at December 31, 2011 and September 30, 2012	(569)	(569)
Additional paid-in capital	45,639	98,712
Accumulated deficit	(52,153)	(49,128)
Accumulated other comprehensive income	—	(8)

Total stockholders’ equity	21,380	49,281

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,382	$73,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

(In thousands except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
REVENUE	$23,954	$28,326	$62,115	$89,803
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation shown separately below)	12,814	15,792	32,872	49,432
Research and development (exclusive of depreciation shown separately below)	4,950	6,218	14,270	18,629
Sales and marketing	2,127	2,000	5,811	6,776
General and administrative (exclusive of depreciation shown separately below)	1,824	2,676	4,887	8,384
Depreciation	673	981	1,950	2,696

Total costs and operating expenses	22,388	27,667	59,790	85,917

INCOME FROM OPERATIONS	1,566	659	2,325	3,886
OTHER INCOME (EXPENSE)	(19)	25	(18)	7
INTEREST EXPENSE	(13)	(72)	(64)	(208)

INCOME BEFORE INCOME TAXES	1,534	612	2,243	3,685
PROVISION (BENEFIT) FOR INCOME TAXES	49	(40)	55	660

NET INCOME	1,485	652	2,188	3,025

UNDISTRIBUTED EARNINGS ALLOCATED TO PREFERRED STOCKHOLDERS	1,292	—	1,903	—

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$193	$652	$285	$3,025

NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$0.08	$0.02	$0.14	$0.13

Diluted	$0.07	$0.02	$0.10	$0.11

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	2,318,666	27,329,106	2,006,739	23,728,120

Diluted	21,911,929	30,010,359	22,433,359	28,765,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—UNAUDITED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Net Income	$1,485	$652	$2,188	$3,025
Other comprehensive income:
Change in foreign currency translation adjustment	—	(17)	—	(8)

Comprehensive income	$1,485	$635	$2,188	$3,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

(In thousands)

	Nine Months Ended September 30,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,188	$3,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,950	2,696
Stock-based compensation expense	640	1,503
Loss on disposal of property and equipment	10	32
Deferred income taxes	—	563
Change in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(2,350)	(57)
Prepaid expenses and other current assets	121	(115)
Other long-term assets	(38)	223
Accounts payable	707	1,048
Accrued expenses and other current liabilities	809	812
Other long-term liabilities	(26)	101

Net cash provided by operating activities	4,011	9,831

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,478)	(2,983)
Cash paid for business acquisition	—	(600)

Net cash used in investing activities	(1,478)	(3,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale/leaseback	794	—
Repayment on bank financing	(375)	(250)
Repayments on capital lease obligations	(1,400)	(1,739)
Proceeds from exercise of common stock options	289	922
Proceeds from initial public offering	—	25,364
Initial public offering costs	—	(2,753)

Net cash (used in) provided by financing activities	(692)	21,544

Effect of exchange rate changes on cash and cash equivalents	—	(8)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,841	27,784
CASH AND CASH EQUIVALENTS—Beginning of period	5,412	10,925

CASH AND CASH EQUIVALENTS—End of period	$7,253	$38,709

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$64	$201
Cash paid for income taxes	—	109

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Property and equipment acquired under capital lease obligations	$843	$2,484
Accrued business acquisition consideration	—	500
Accrued property and equipment expenditures	—	616
Receivable for stock option exercises	—	60

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

AS OF DECEMBER 31, 2011 AND SEPTEMBER 30, 2012, AND

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

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

Initial Public Offering — In February 2012, the Company completed its initial public offering whereby 6,818,170 shares of common stock were sold to the public at a price of $5.00 per share. The Company sold 5,454,545 common shares and selling stockholders sold 1,363,625 common shares. The Company received aggregate proceeds of $25,364 from the initial public offering, net of underwriters’ discounts and commissions but before deducting offering expenses of $3,016.

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

Basis of Presentation — The interim unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiary, Synacor Canada, Inc. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. These interim unaudited condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any subsequent period and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Accounting Estimates — The preparation of financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, actual results may differ from estimated amounts.

Concentrations of Risk — As of December 31, 2011 and September 30, 2012, and for the three and nine months ended September 30, 2011 and 2012, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable and revenue as follows:

	Accounts Receivable
	December 31, 2011	September 30, 2012
Google	45%	34%
Platform Customer A	11	13

	Revenue
	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Google	56%	51%	55%	57%

For the three and nine months ended September 30, 2011 and 2012, the following platform customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue. The costs represent revenue share paid to them for their supply of Internet traffic on our customer branded platforms.

	Cost of Revenue
	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Platform Customer A	22%	19%	15%	20%
Platform Customer B (1)	11	16	N/A	17
Platform Customer C	15	13	19	13
Platform Customer D (2)	N/A	12	N/A	12

Note:

(1)	For the nine months ended September 30, 2011, the revenue-share payments received by Platform Customer B was less than 10%.
(2)	For the three and nine months ended September 30, 2011, the revenue-share payments received by Platform Customer D were less than 10% ..

Fair Value Measurements —The provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures, establish a framework for measuring the fair value in accounting principles generally accepted in the U.S. and establish a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:

Level 1 —Level 1 inputs are defined as observable inputs such as quoted prices in active markets.

Level 2 —Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 —Level 3 inputs are unobservable inputs that reflect the Company’s determination of assumptions that market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including the Company’s own data.

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

2. Property and Equipment—Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2011	September 30, 2012
Computer equipment (1)	$13,032	$16,640
Computer software	1,409	2,748
Furniture and fixtures	1,049	1,050
Leasehold improvements	690	718
Work in process	—	1,249
Other	933	173

	17,113	22,578
Less accumulated depreciation (2)	(8,812)	(11,400)

Total property and equipment—net	$8,301	$11,178

Notes:

(1)	Includes equipment under capital lease obligations of approximately $3,442 and $5,882 as of December 31, 2011 and September 30, 2012, respectively.
(2)	Includes $687 and $1,519 of accumulated depreciation of equipment under capital leases as of December 31, 2011 and September 30, 2012, respectively.

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2011	September 30, 2012
Accrued compensation	$3,612	$3,429
Accrued content fees	334	577
Accrued business acquisition consideration	—	500
Unearned revenue on contracts	255	191
Other	1,291	1,596

Total	$5,492	$6,293

4. Capital Lease Obligations

The Company leases certain equipment under capital lease agreements with interest rates ranging from 3% to 7%.

Capital lease commitments as of September 30, 2012 can be summarized as follows (in thousands):

Year ending December 31:
2012 (remaining three months)	$654
2013	2,281
2014	1,640
2015	132

Gross lease commitment	4,707
Less interest	(271)

Net lease commitments	$4,436

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

Income tax expense was $49 for the three months ended September 30, 2011 and the benefit from income taxes was $40 for the three months ended September 30, 2012, resulting in an effective tax rate of 3% and 0%, respectively. Income tax expense was $55 and $660 for the nine months ended September 30, 2011 and 2012, respectively, resulting in an effective tax rate of 2% and 18%, respectively.

Due to the uncertainty at September 30, 2011 to generate sufficient taxable income in the future and utilize the net operating loss carryforwards before they expire, the Company had recorded a valuation allowance to reduce its net deferred tax asset to zero. Consequently, the Company did not incur any material income tax expense in the three and nine months ended September 30, 2011.

In the fourth quarter of 2011, the Company determined, after weighing the positive and negative evidence, that it will more likely than not be able to generate sufficient taxable income in the future and will be able to fully utilize its net operating loss carryforwards.

During 2012, the Company performed an analysis of its research and development activities for periods prior to 2012. As a result, the Company recognized a tax benefit of $259 and $975 for the three and nine months ended September 30, 2012, respectively. The increase in the tax benefit recorded related to an increase in the estimated amount of research and development credit expected to be claimed for historical periods. The effective tax rate for the three and nine months ended September 30, 2012 is not necessarily indicative of the effective tax rate that may be expected for the fiscal year ending December 31, 2012. Factors that impact the income tax provision include, but are not limited to, stock-based compensation expense and the recognition of research and development tax benefits.

6. Information About Segment and Geographic Areas

The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a total Company basis, accompanied by information about revenue by major service line for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the Company level. Accordingly, the Company has determined that it has a single reporting segment providing personalized Internet platforms and online entertainment services to high-speed Internet consumers.

The following table sets forth revenue and long-lived tangible assets by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenue
United States	$23,433	$28,152	$61,270	$89,307
United Kingdom	521	174	845	496

Total revenue	$23,954	$28,326	$62,115	$89,803

	December 31, 2011	September 30, 2012
Long-lived tangible assets
United States	$7,680	$10,722
Netherlands	621	456

Total long-lived tangible assets	$8,301	$11,178

7. Commitments and Contingencies

From time to time, the Company is a party to legal actions. In the opinion of management, the outcome of these matters is not expected to have a material impact on the financial statements of the Company.

Contract Commitments —The Company is obligated to make payments under various contracts with vendors and other business partners, principally for revenue-share and content arrangements. Contract commitments as of September 30, 2012 can be summarized as follows (in thousands):

Year ending December 31:
2012 (remaining three months)	$1,476
2013	4,648
2014	1,419
2015	1,080
2016	1,080
Due after 5 years	360

Total contract commitments	$10,063

8. Equity

Common Stock — Effective on February 15, 2012, the Company’s board of directors and stockholders approved the Fifth Amended and Restated Certificate of Incorporation. The total number of common shares that the Company is authorized to issue is 100 million with a par value of $0.01 per share.

Preferred Stock — Effective on February 15, 2012, the Company’s board of directors and stockholders approved the Fifth Amended and Restated Certificate of Incorporation. The total number of preferred shares that the Company is authorized to issue is 10 million with a par value of $0.01 per share. None have been issued to date.

Conversion — Each share of Series A, A-1, B, and C preferred stock was convertible at the option of the holder at any time into common stock. The conversion rate was the quotient obtained by dividing the original issue price of the Series A, A-1, B, or C by the conversion price. Subsequent to the Second Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation, the conversion price was adjusted to effect a conversion of one preferred share into one and one-half common shares, as explained in Note 1, The Company and Summary of Significant Accounting Policies. The conversion price was subject to adjustment as set forth in the Restated Certificate of Incorporation for certain dilutive issuances, splits, and combinations, as therein defined. Conversion was automatic upon either the consent of the holders of 66% of the outstanding shares of preferred stock or the effective date of a firm commitment underwritten public offering of the Company’s common stock in which the post-offering valuation on a fully diluted basis was at least $150 million and the proceeds were not less than $25 million. All shares of the Company’s outstanding preferred stock were converted into common stock in February 2012 in connection with the Company’s initial public offering.

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

Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the periods presented, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Research and development	$75	$146	$205	$373
Sales and marketing	51	119	141	292
General and administrative	106	255	294	838

Total stock-based compensation expense	$232	$520	$640	$1,503

Stock Option Plans —The Company has adopted three stock option plans, which authorize the grant of up to 8,296,777 options to officers and other key employees to purchase the Company’s common stock, subject to the terms of the plans. The options generally vest ratably over four years. The options are generally exercisable after the date of grant, and typically expire 10 years from their respective grant dates or earlier if employment is terminated. In connection with the early exercise of stock options, the Company has the right, but not the obligation, to repurchase unvested shares of common stock upon termination of the individual’s service to the Company at the original price per share. During the nine months ended September 30, 2012 there were no early exercises.

A summary of the stock option activity for the nine months ended September 30, 2012 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding—December 31, 2011	5,082,776	$2.14
Granted	1,167,575	7.80
Exercised	(1,513,365)	0.65
Forfeited	(144,405)	3.53

Outstanding—September 30, 2012	4,592,581	4.02	$17,238

Vested and expected to vest—September 30, 2012	4,136,702	3.87	$16,013

Vested and exercisable—September 30, 2012	1,887,012	2.01	$10,507

Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the NASDAQ as of September 30, 2012 was $7.58. The total intrinsic value of options exercised was approximately $1,061 and $10,487 for the three and nine months ended September 30, 2012, respectively.

The weighted-average remaining contractual life of the options vested and expected to vest was 7.5 years as of September 30, 2012.

The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Grant Date	Options Granted	Weighted- Average Fair Value	Expected Life of Options (In years)	Risk-Free Interest Rate	Expected Volatility	Expected Dividend Yield
January 6, 2012	238,000	$5.96	6.25	1.40%	53%	—%
April 15, 2012	548,725	$7.10	6.25	1.61%	61%	—%
May 24, 2012	86,500	$11.14	6.25	1.20%	61%	—%
July 16, 2012	74,850	$15.45	6.25	0.97%	59%	—%
September 27, 2012	219,500	$7.61	6.25	1.03%	59%	—%

As of September 30, 2012, the unrecognized compensation cost related to non-vested options granted, for which vesting is probable, under the plan was approximately $6,088. This cost is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of shares vested was $222 and $970 during the three and nine months ended September 30, 2012, respectively.

10. Net Income Per Common Share Data

Basic and diluted net income per common share for the three and nine months ended September 30, 2011 is presented in conformity with the two-class method required for participating securities. The Company determined that its Series A, A-1, B, and C convertible preferred stock represented participating securities because they participated with common stock in dividends and unallocated income. Historically, the Company has not paid dividends. The holders of the Series A, A-1, B, and C convertible preferred stock did not have a contractual obligation to share in the losses of the Company. The Company considered its preferred stock to be participating securities and, in accordance with the two-class method, earnings allocated to preferred stock and the related number of outstanding shares of preferred stock have been excluded from the computation of basic and diluted net income per common share.

The following table presents the calculation of basic and diluted net income per share for the three- and nine-month periods ended September 30, 2011 and 2012 (in thousands, except share and per share amounts):

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2011	2012	2011	2012
Net income	$1,485	$652	$2,188	$3,025
Less: undistributed earnings allocated to preferred stockholders	(1,292)	—	(1,903)	—

Net income attributable to common stockholders	$193	$652	$285	$3,025

Weighted-average common shares used to compute net income per share attributable to common stockholders	2,318,666	27,329,106	2,006,739	23,728,120

Basic net income per share attributable to common stockholders	$0.08	$0.02	$0.14	$0.13

Diluted net income per share attributable to common stockholders:
Net income	$193	$652	$285	$3,025
Add: Undistributed earnings allocated to preferred stockholders	1,292	—	1,903	—

Net income attributable to common stockholders	$1,485	$652	$2,188	$3,025

Number of shares used in basic calculation	2,318,669	27,329,106	2,006,739	23,728,120
Weighted-average effect of dilutive securities
Add:
Conversion of preferred stock (as-if converted basis)	17,395,136	—	17,395,136	2,602,923
Stock options	2,198,124	2,681,253	3,031,484	2,434,109

Number of shares used in diluted calculation	21,911,929	30,010,359	22,433,359	28,765,152

Diluted net income per share attributable to common stockholders	$0.07	$0.02	$0.10	$0.11

The following equivalent shares were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Antidilutive equity awards
Stock options	—	132,850	2,054,748	132,850

* * * * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of authentication and aggregation solutions for delivery of online content and cloud-based services. We deliver our solutions as a set of services through our hosted and managed platform, enabling cable, satellite, and telecom service providers and consumer electronics manufacturers to provide the online content and cloud-based services that their consumers increasingly demand. Our platform allows our customers to package a wide array of online content and cloud-based services with their high-speed Internet, communications, television and other offerings. Our customers offer our services under their own brands on Internet-enabled devices such as PCs, tablets, smartphones and connected TVs.

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

As more consumers use our startpages and as consumers spend more time on these startpages, we have a greater number of opportunities to deliver advertisements. During the three and nine months ended September 30, 2012, search and display advertising revenue was $23.3 million and $74.5 million, a growth of 24% and 55% over $18.7 million and $48.0 million for the three and nine months ended September 30, 2011. Over the same periods, our unique visitors increased by 44% and 55%, our search queries increased by 15% and 48% and our advertising impressions increased by 51% and 57%. We expect consumer engagement on our startpages to continue to grow in the future as our customers deliver more services through these startpages.

Our subscriber-based revenue consists of fees charged for the use of our proprietary technology platform and for the use of, or access to, cloud-based services, such as e-mail, TV Everywhere, security, online games, music and other value added services and paid content. During the three and nine months ended September 30, 2012, subscriber-based revenue was $5.1 million and $15.3 million, a decrease of 3% and an increase of 9% from $5.2 million and $14.1 million during the three and nine months ended September 30, 2011. We believe there are opportunities to generate additional sources of subscriber-based revenue, such as fees for TV Everywhere authentication and the introduction of new cloud-based services. We believe that the variety of subscriber and cloud-based services and the introduction of new services will also drive increased search and display advertising revenue.

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

For the three and nine months ended September 30, 2012, we derived revenue from over 45 customers, with revenue attributable to four customers, CenturyLink, Inc. or CenturyLink (including revenue attributable to Qwest Communications International, Inc. or Qwest, which merged with CenturyLink in April 2011), Toshiba America Information Systems, Inc., or Toshiba, Charter Communications Inc., or Charter, and Verizon Corporate Services Group, Inc., or Verizon, together accounting for approximately 71% and 73% of our revenue for the three and nine months ended September 30, 2012, or $20.2 million and $65.5 million, respectively. Two of these customers accounted for 20% or more of revenue in such periods, and revenue attributable to each of the other two customers accounted for more than 10% in both periods. Revenue attributable to our customers includes the subscriber-based revenue earned directly from them, as well as the search and display advertising revenue generated through our relationships with our search and display advertising partners (such as Google, Inc., or Google, for search advertising and advertising networks, advertising agencies and advertisers for display advertising). This revenue is attributable to our customers because it is produced from the traffic on the startpages we operate for them. These partners provide us with advertisements that we then deliver with search results and other content on our startpages. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In the three and nine months ended September 30, 2012, search advertising through our relationship with Google generated approximately 51% and 57% of our revenue, or $14.5 million and $50.8 million (all of which was attributable to our customers).

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

Key Initiatives

We are focused on several key initiatives to drive our business:

•	add new, and expand our offerings with current, cable, telecom, satellite and consumer electronics customers to increase our consumer reach;

•	continue to expand our offerings of, and invest in, cloud-based services such as e-mail and TV Everywhere and increase the number of customers using our TV Everywhere authentication platform;

•	enhance our direct advertising sales effort to increase the CPMs derived from advertising;

•	extend the availability of our existing and new products and services to additional devices including tablets and smartphones;

•	expand our presence into international markets; and

•	invest in and acquire new technologies and products.

Key Business Metrics

In addition to the line items in our financial statements, we regularly review a number of business metrics related to Internet traffic and search and display advertising to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe disclosing these metrics is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key business metrics, which are unaudited, for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Key Business Metrics:
Unique Visitors (1)	14,069,737	20,241,871	13,250,013	20,487,594
Search Queries (2)	203,335,131	233,767,194	503,476,341	742,893,799
Advertising Impressions (3)	7,682,888,761	11,634,386,253	19,461,422,855	30,457,542,583

Notes:

(1)	Reflects the number of unique visitors to our startpages computed on an average monthly basis during the applicable period.
(2)	Reflects the total number of search queries during the applicable period.
(3)	Reflects the total number of advertising impressions during the applicable period.

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

Components of our Results of Operations

Revenue

We derive our revenue from two categories: revenue generated from search and display advertising activities and subscriber-based revenue, each of which is described below. We record our search and display advertising revenue on a gross basis, which includes the net amount received from Google under our agreement with them. The following table shows the revenue in each category, both in amount and as a percentage of revenue, for the three and nine months ended September 30, 2011 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(in thousands)		(in thousands)
Revenue:
Search and display advertising	$18,722	$23,255	$48,040	$74,474
Subscriber-based	5,232	5,071	14,075	15,329

Total revenue	$23,954	$28,326	$62,115	$89,803

Percentage of revenue:
Search and display advertising	78%	82%	77%	83%
Subscriber-based	22	18	23	17

Total revenue	100%	100%	100%	100%

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

•

We generate display advertising revenue when consumers view or click on a text, graphic or video advertisement that was delivered on one of our startpages. We fill our advertising inventory with advertisements sourced by our direct sales force, independent advertising sales representatives and advertising network partners. Revenue may be calculated differently depending on our agreements with our advertisers or the agreements between our advertising network partners and their advertisers. It may be calculated on a cost per impression basis, which means the advertiser pays based on the number of times its advertisements appear, or a cost per action basis, which means that an advertiser pays when a consumer performs an action after engaging one of its advertisements. Historically, only a small percentage of our display advertising revenue has been calculated on a cost per action basis.

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

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1, The Company and Summary of Significant Accounting Policies, in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$1,485	$652	$2,188	$3,025
Provision (benefit) for income taxes	49	(40)	55	660
Interest expense	13	72	64	208
Other (income) expense	19	(25)	18	(7)
Depreciation	673	981	1,950	2,696
Stock-based compensation	232	520	640	1,503

Adjusted EBITDA	$2,471	$2,160	$4,915	$8,085

The following tables set forth our results of operations for the periods presented in amount and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(in thousands)		(in thousands)
Revenue	$23,954	$28,326	$62,115	$89,803
Costs and operating expenses:
Cost of revenue (1)	12,814	15,792	32,872	49,432
Research and development (1)(2)	4,950	6,218	14,270	18,629
Sales and marketing (2)	2,127	2,000	5,811	6,776
General and administrative (1)(2)	1,824	2,676	4,887	8,384
Depreciation	673	981	1,950	2,696

Total costs and operating expenses	22,388	27,667	59,790	85,917

Income from operations	1,566	659	2,325	3,886

Other income (expense)	(19)	25	(18)	7
Interest expense	(13)	(72)	(64)	(208)

Income before income taxes	1,534	612	2,243	3,685
Provision (benefit) for income taxes	49	(40)	55	660

Net income	$1,485	$652	$2,188	$3,025

Notes:

(1)	Exclusive of depreciation shown separately.
(2)	Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(in thousands)		(in thousands)
Research and development	$75	$146	$205	$373
Sales and marketing	51	119	141	292
General and administrative	106	255	294	838

	$232	$520	$640	$1,503

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenue	100%	100%	100%	100%
Costs and operating expenses:
Cost of revenue (1)	53	56	53	55
Research and development (1)	21	22	23	21
Sales and marketing	9	7	9	8
General and administrative (1)	8	9	8	9
Depreciation	3	3	3	3

Total costs and operating expenses	93%	98%	96%	96%

Income from operations	7%	2%	4%	4%
Other income	0	0	0	0
Interest expense	0	0	0	0

Income before income taxes	6	2	4	4
Provision (benefit) for income taxes	0	0	0	1

Net income	6%	2%	4%	3%

Note:

(1)	Exclusive of depreciation shown separately.

Comparison of the Three and Nine Months ended September 30, 2011 and 2012

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2012	% Change	2011	2012	% Change
	(in thousands)			(in thousands)
Revenue:
Search and display advertising	$18,722	$23,255	24%	$48,040	$74,474	55%
Subscriber-based	5,232	5,071	(3)	14,075	15,329	9

Total revenue	$23,954	$28,326	18	$62,115	$89,803	45

Percentage of revenue:
Search and display advertising	78%	82%		77%	83%
Subscriber-based	22	18		23	17

Total revenue	100%	100%		100%	100%

Three months ended 2011 compared to 2012. Revenue increased by $4.3 million, or 18%, to $28.3 million from $24.0 million. Search and display advertising revenue increased by $4.6 million, or 24%, to $23.3 million from $18.7 million as a result of increased search queries and advertising impressions on our platform, driven in part by the launch of a significant new customer in July 2011. The total number of search queries increased by 15% and the total number of advertising impressions increased by 51%. The increase in search queries accounted for approximately 28% of the increase in search and display advertising revenue, while the increase in advertising impressions accounted for approximately 72%. Subscriber-based revenue decreased $0.1 million, or 3%, to $5.1 million from $5.2 million.

Nine months ended 2011 compared to 2012. Revenue increased by $27.7 million, or 45%, to $89.8 million from $62.1 million. Search and display advertising revenue increased by $26.5 million, or 55%, to $74.5 million from $48.0 million as a result of increased search queries and advertising impressions on our platform, driven in part by the launch of a significant new customer in July 2011. The total number of search queries increased by 48% and the total number of advertising impressions increased by 57%. The increase in search queries accounted for approximately 63% of the increase in search and display advertising revenue, while the increase in advertising impressions accounted for approximately 37%. Subscriber-based revenue increased $1.2 million, or 9%, to $15.3 million from $14.1 million mainly driven by the launch of additional services to existing customers.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2012	% Change	2011	2012	% Change
	(in thousands)			(in thousands)
Cost of revenue	$12,814	$15,792	23%	$32,872	$49,432	50%
Percentage of revenue	53%	56%		53%	55%

Three months ended 2011 compared to 2012. Our cost of revenue increased by $3.0 million, or 23%, to $15.8 million from $12.8 million. The increase in our cost of revenue was driven by additional revenue-sharing costs from increased search and display advertising. Cost of revenue as a percentage of revenue increased to 56% of revenue from 53% of revenue because of changes in search and display advertising revenue attributable to the mix of customers with revenue-sharing arrangements.

Nine months ended 2011 compared to 2012. Our cost of revenue increased by $16.5 million, or 50%, to $49.4 million from $32.9 million. The increase in our cost of revenue was driven by additional revenue-sharing costs from increased search and display advertising. Cost of revenue as a percentage of revenue increased to 55% of revenue from 53% of revenue because of changes in search and display advertising revenue attributable to the mix of customers with revenue-sharing arrangements.

Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2012	% Change	2011	2012	% Change
	(in thousands)			(in thousands)
Research and development	$4,950	$6,218	26%	$14,270	$18,629	31%
Percentage of revenue	21%	22%		23%	21%

Three months ended 2011 compared to 2012. Research and development expenses increased by $1.3 million, or 26%, to $6.2 million from $4.9 million. The increase was primarily due to a $1.0 million increase in employee-related costs as a result of the increase in headcount to support new product initiatives and customer deployments.

Nine months ended 2011 compared to 2012. Research and development expenses increased by $4.4 million, or 31%, to $18.6 million from $14.3 million. The increase was primarily due to a $3.3 million increase in employee-related costs as a result of the increase in headcount to support new product initiatives and customer deployments. In addition, there was a $0.4 million increase in expenses for contractors.

Sales and Marketing Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2012	% Change	2011	2012	% Change
	(in thousands)			(in thousands)
Sales and marketing	$2,127	$2,000	(6)%	$5,811	$6,776	17%
Percentage of revenue	9%	7%		9%	8%

Three months ended 2011 compared to 2012. Sales and marketing expenses decreased by $0.1 million, or 6%, to $2.0 million from $2.1 million. The decrease was due to a $0.1 million decrease in commission expense that was attributable to the launch of a significant new customer in July 2011.

Nine months ended 2011 compared to 2012. Sales and marketing expenses increased by $1.0 million, or 17%, to $6.8 million from $5.8 million. The increase was primarily due to a $1.0 million increase in employee-related costs as a result of the increase in headcount as we hired salespeople in our advertising department.

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2012	% Change	2011	2012	% Change
	(in thousands)			(in thousands)
General and administrative	$1,824	$2,676	47%	$4,887	$8,384	72%
Percentage of revenue	8%	9%		8%	9%

Three months ended 2011 compared to 2012. General and administrative expenses increased by $0.9 million, or 47%, to $2.7 million from $1.8 million. The increase was primarily due to $0.6 million increase in spending on administrative expenses associated with being a public company and $0.2 million increase in rent and other facility related costs.

Nine months ended 2011 compared to 2012. General and administrative expenses increased by $3.5 million, or 72%, to $8.4 million from $4.9 million. The increase was primarily due to $1.6 million increase in spending on administrative expenses associated with being a public company, $0.6 million increase in employee-related costs as a result of hiring in our finance department. The remainder of the increase includes $0.6 million for stock-based compensation partially driven by the accelerated vesting of stock options upon retirement of service of our former board members upon our initial public offering and $0.2 million increase in rent and other facility related costs.

Depreciation

	Three Months Ended September 30,			Nine Months EndedSeptember 30,
	2011	2012	% Change	2011	2012	% Change
	(in thousands)			(in thousands)
Depreciation	$673	$981	46%	$1,950	$2,696	38%
Percentage of revenue	3%	3%		3%	3%

Three months ended 2011 compared to 2012. Depreciation increased by $0.3 million, or 46%, to approximately $1.0 million from $0.7 million. This increase was driven by the purchase of assets to support the addition of a new customer.

Nine months ended 2011 compared to 2012. Depreciation increased by $0.7 million, or 38%, to approximately $2.7 million from $2.0 million. This increase was driven by the purchase of assets to support the addition of a new customer.

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(in thousands)		(in thousands)
Interest expense	$13	$72	$64	$208

Three months ended 2011 compared to 2012. Interest expense increased as a result of higher average capital lease balances. The interest rates applied to those balances remained substantially the same.

Nine months ended 2011 compared to 2012. Interest expense increased as a result of higher average capital lease balances. The interest rates applied to those balances remained substantially the same.

Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(in thousands)		(in thousands)
Provision (benefit) for income taxes	$49	$(40)	$55	$660

We had historically incurred operating losses generating net operating loss carryforwards (“NOLs”) which are available to offset taxable income. Due to the uncertainty at September 30, 2011 to generate sufficient taxable income in the future and utilize the NOLs before they expire, we had recorded a valuation allowance to reduce our net deferred tax asset to zero. Consequently, we did not record any material income tax expense in the three and nine months ended September 30, 2011.

In the fourth quarter of 2011, as a result of weighing the positive and negative evidence, we determined that we will more likely than not be able to generate sufficient taxable income in the future and we will be able to fully utilize our NOLs. As a result, our income tax expense (benefit) for the three and nine months ended September 30, 2012 included $0.3 and $1.7 million of deferred income tax expense, partially offset by a tax benefit of $0.3 and $1.0 million relating to a research and development credit.

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

In July 2011 we entered into an amended and restated loan and security agreement with a commercial bank. As of September 30, 2012, there was no outstanding principal amount.

The amended and restated loan and security agreement also provides us with a revolving credit line of $6.0 million, which we can draw on at any time before July 2013, subject to a borrowing base calculation. Borrowings under the revolving credit line accrue interest at a per annum rate equal to the bank’s prime rate plus 0.25%, subject to a minimum rate of 4.0% per annum, and must be repaid by July 2013. As of September 30, 2012, $6.0 million was fully available under the revolving credit line, with no outstanding borrowings.

The amended and restated loan and security agreement contains provisions that allow the bank to accelerate repayment of the balance of the new term loan, if any, and the revolving credit line upon a material adverse change, as defined in the agreement, as well as other events of default. Our obligations under the agreement are secured by a blanket lien on all of our assets in favor of the bank. The agreement contains certain financial performance, reporting and other covenants, including restrictions on paying dividends and making distributions to our stockholders. As of September 30, 2012, we were in compliance with the covenants.

As of September 30, 2012, we had approximately $38.7 million of cash and cash equivalents. We did not have any short-term or long-term investments. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our term loan and revolving credit line, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Cash Flows

	Nine Months Ended September 30,
	2011	2012
	(in thousands)
Statements of Cash Flows Data:
Cash flows provided by operating activities	$4,011	$9,831
Cash flows used in investing activities	(1,478)	(3,583)
Cash flows (used in) provided by financing activities	(692)	21,544

Cash Provided by Operating Activities

Operating activities provided $4.0 million of cash in the nine months ended September 30, 2011. The cash flow from operating activities primarily resulted from our net income, adjusted for non-cash items, and changes in our operating assets and liabilities. We had net income in the nine months ended September 30, 2011 of $2.2 million, which included non-cash depreciation of $2.0 million and non-cash stock-based compensation of $0.6 million. Changes in our operating assets and liabilities used $0.8 million of cash during the nine months ended September 30, 2011, primarily due to an increase of $2.4 million in our accounts receivable partially offset by increases in our accounts payable of $0.7 million and other accrued expenses of $0.8 million. The increase in our accounts receivable was primarily due to our revenue growth in the nine months ended September 30, 2011. The increase in accounts payable and other accrued expenses was the result of increased spending due to the growth of our revenue-share payments associated with our revenue growth and the timing of payments to customers for revenue-sharing agreements and to content providers.

In the nine months ended September 30, 2012, operating activities provided $9.8 million of cash in 2012. The cash flow from operating activities primarily resulted from our net income, adjusted for non-cash items, and changes in our operating assets and liabilities. We had net income of $3.0 million, which included a non-cash benefit from deferred income taxes of $0.6 million, non-cash depreciation of $2.7 million and non-cash stock-based compensation of $1.5 million. Changes in our operating assets and liabilities provided $2.0 million of cash, primarily due to an increase of our accounts payable of $1.0 million and an increase of our accrued expenses and other current liabilities of $0.8 million. The increase in our accounts payable was attributable to a $1.6 million increase due to the timing of and a change in payment terms with a customer for their revenue share payment, partially offset by a $0.5 million decrease due to the timing of invoice receipt from our vendors for operating expenses and components of our cost of revenue. Conversely, the increase in our accrued expenses and other liabilities of $0.8 million was primarily driven by the timing of invoice receipt from our vendors for operating expenses and components of our cost of revenue.

Cash Used in Investing Activities

Cash used in investing activities in the nine months ended September 30, 2011 was $1.5 million consisting principally of purchases of property, equipment and software to build out our data centers.

Cash used in investing activities in the nine months ended September 30, 2012 was $3.6 million consisting of $3.0 million of purchases of property, equipment and software to build out our data centers and $0.6 million paid for the acquisition of Carbyn.

Cash (Used in) Provided by Financing Activities

For the nine months ended September 30, 2011, net cash used in financing activities was approximately $0.7 million primarily for repayments of $1.8 million on our capital lease obligations and bank financing partially offset by proceeds of $0.8 million from a sale-leaseback of equipment transaction and $0.3 million of proceeds from the exercise of common stock options.

For the nine months ended September 30, 2012, net cash provided by financing activities was $21.5 million, consisting of $25.4 million of proceeds from issuance of common stock in our IPO, partially offset by cash paid for issuance costs of $2.8 million, and $0.9 million of proceeds from the exercise of common stock options, partially offset by $2.0 million for repayments on our capital lease obligations and bank financing.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

We have incurred significant losses in each year of operation other than 2009 and 2011, including a net loss of $5.8 million in 2008 and a net loss of $3.6 million in 2010. Our net income in 2009 and 2011 was $0.3 million and $9.9 million, respectively, and our net income in the nine months ended September 30, 2012 was $3.0 million. We expect that our expenses will increase in future periods as we implement initiatives designed to grow our business including, among other things, the development and marketing of new services and products, international expansion, licensing of content, expansion of our infrastructure and general and administrative expenses associated with being a public company. If our revenue does not sufficiently increase to offset these expected increases in operating expenses, we may incur significant losses and may not be profitable. Our revenue growth in recent periods may not be indicative of our future performance. In fact, in future periods, our revenue could decline. Accordingly, we may not be able to maintain profitability in the future. Any failure to maintain profitability may materially and adversely affect our business, financial condition and results of operations.

Our search advertising partner, Google, accounts for a significant portion of our revenue, and any loss of, or diminution in, our business relationship with Google would materially and adversely affect our financial performance.

We rely on traffic on our platform to generate search and display advertising revenue, a substantial portion of which is derived from text-based links to advertisers’ websites as a result of Internet searches. We have a revenue-sharing relationship with Google under which we include a Google-branded search tool on our startpages. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 45%, 49% and 57% of our revenue in 2009, 2010 and 2011, or $27.7 million, $32.6 million and $51.5 million, respectively, and approximately 57% of our revenue in the nine months ended September 30, 2012, or $50.8 million. Our agreement with Google expires in February 2014 unless we and Google mutually elect to renew it. Additionally, Google may terminate our agreement if we experience a change in control or enter into an agreement providing for a change in control, if we do not maintain certain search and display advertising revenue levels, or upon the two-year anniversary of the agreement, in February 2013. If advertisers were to discontinue their advertising via Internet searches, if Google’s revenue from search-based advertising were to decrease, if Google’s share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be materially and adversely affected. Moreover, consumers’ increased use of search tools other than the Google-branded search tool we provide would have similar effects.

A loss of any significant customer could negatively affect our financial performance.

We derive a substantial portion of our revenue from a small number of customers. For example, revenue attributable to two customers, Charter and CenturyLink (including our revenue attributable to Qwest), together accounted for approximately 62% and 60% of our revenue for the years ended December 31, 2009 and 2010, or $37.8 million and $39.8 million, respectively. Revenue attributable to each of these customers accounted for 20% or more in 2009 and 2010. Revenue attributable to Charter, CenturyLink (including revenue attributable to Qwest) and Toshiba together accounted for approximately 62% of our revenue for the year ended December 31, 2011, or $56.9 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other two customers accounting for more than 10% in such period. Revenue attributable to Charter, CenturyLink (including revenue attributable to Qwest), Toshiba and Verizon together accounted for approximately 73% of our revenue for the nine months ended September 30, 2012, or $65.5 million, with revenue attributable to two of these customers accounting for 20% or more in such period and revenue attributable to each of the other two customers accounting for more than 10% in such period. Revenue attributable to these customers includes the subscriber-based revenue earned directly from them, as well as the search and display advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our startpages.

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

The number of people who access the Internet through devices other than PCs, including tablets, smartphones and connected TVs, has increased dramatically in the past few years and is projected to continue to increase. Similarly, individuals are increasingly accessing the Internet through applications, or apps, other than Internet browsers, such as those available for download through Apple Inc.’s App Store and the Android Market. If consumers increasingly access the Internet on devices other than PCs, and if we are unable to successfully implement monetization strategies for mobile devices, our financial results could be negatively affected. While we are developing solutions to these alternative means of accessing the Internet, including through our acquisition of mobile device software and technology from Carbyn in January 2012, we do not currently offer our customers and their subscribers a wide variety of apps and other non-browser solutions. Additionally, as new devices and new apps are continually being released, it is difficult to predict the problems we may encounter in developing new versions of our apps and other solutions for use on these alternative devices and apps, and we may need to devote significant resources to the creation, support and maintenance of such apps and solutions. If users of these devices and apps do not widely adopt the apps and other solutions we develop, our business, financial condition and results of operations could be adversely affected.

Consumer tastes continually change and are unpredictable, and our sales may decline if we fail to enhance our service and content offerings to achieve continued subscriber acceptance.

Our business depends on aggregating and providing services and content that our customers will place on their websites, including television programming, news, entertainment, sports and other content that their subscribers find engaging, and value added services and paid content that their subscribers will buy. Accordingly, we must continue to invest significant resources in licensing efforts, research and development and marketing to enhance our service and content offerings, and we must make decisions about these matters well in advance of product releases to implement them in a timely manner. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing content providers and websites and the availability of other news, entertainment, sports and other services and content. While the majority of consumers’ startpages are set to our applicable customer’s website upon the installation of our customer’s services or the sale of our customer’s product, a consumer may easily change that setting, which could likely decrease the use of our platform. The makers of Internet browsers and operating systems may also develop and launch new user experiences, which could change the way consumers use our startpages. If our services are not responsive to the requirements of our customers or the preferences of their consumers, or the services are not brought to market in a timely and effective manner, our business, financial condition and results of operations could be harmed. Even if our services and content are successfully introduced and initially adopted, a subsequent shift in the preferences of our customers or their consumers could cause a decline in the popularity of our services and content that could materially reduce our revenue and harm our business, financial condition and results of operations.

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

Our revenue from high-speed Internet service providers, including our search and display advertising revenue generated by online consumer traffic on our platform, accounted for more than 95% of our revenue in each of 2009 and 2010, nearly 86% in 2011 and 80% in the nine months ended September 30, 2012. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated subscriber-based and search and display advertising revenue. Under our agreement with Charter, Charter has a right to terminate the agreement if we experience a change in control.

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

Certain of our agreements with customers and content providers require us to make fixed payments to them. The aggregate amount of such fixed payments for the years ending December 31, 2012, 2013, 2014 and the three years thereafter are approximately $5.9 million, $4.6 million, $1.4 million and $2.5 million, respectively. We are required to make these fixed payments regardless of the achievement of any revenue objectives or subscriber or usage levels. If we do not achieve our financial objectives, these contractual commitments would constitute a greater percentage of our revenue than originally anticipated and would adversely affect our profitability.

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

Security breaches, computer malware and computer hacking attacks are prevalent in the technology industry. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and results of operations. We have previously experienced hacking attacks on our systems, and may in the future experience hacking attacks. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our platform infrastructure to the satisfaction of our customers and their consumers may harm our reputation and our ability to retain existing customers and attract new customers.

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

Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance, marketing and creative personnel. For example, we will need to hire personnel outside the United States to pursue an international expansion strategy, and we will need to hire additional advertising salespeople to sell more advertisements directly. We face intense competition for qualified individuals from numerous technology, marketing and media companies, and we may incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals, or we may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business could suffer.

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

We have derived and expect to continue to derive a substantial portion of our revenue from display advertising on our platform. Such advertising accounted for approximately 19%, 20% and 23% of our revenue for the years ended

December 31, 2009, 2010 and 2011, respectively, and 27% of our revenue in the nine months ended September 30, 2012. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, will require us to evaluate and report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2012. We are in the process of preparing an internal plan for compliance with Section 404 and strengthening and testing our system of internal controls to provide the basis for our report. The process of implementing our internal controls and complying with Section 404 will be expensive and time-consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles, or GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

As of September 30, 2012, we had substantial federal and state net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “five-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. For these purposes, a five-percent stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding stock. In addition, persons who own less than 5% of the outstanding stock are grouped together as one or more “public groups,” which are also treated as five-percent stockholders. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset United States federal and state taxable income and taxes may be subject to limitations.

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

We have derived and expect to continue to derive a substantial majority of our revenue from search and display advertising on our platform. Such search and display advertising revenue accounted for approximately 65%, 69% and 79% of our revenue for the years ended December 31, 2009, 2010 and 2011, or $39.3 million, $45.9 million and $72.1 million, respectively, and 83% of our revenue for the nine months ended September 30, 2012, or $74.5 million. However, the prospects for continued demand and market acceptance for Internet advertising are uncertain. If advertisers do not continue to increase their usage of the Internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the Internet. Most advertising agencies and potential advertisers, particularly local advertisers, have only limited experience advertising on the Internet and devote only a small portion of their advertising expenditures to online advertising. As the Internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for Internet advertising. Many historical predictions by industry analysts and others concerning the growth of the Internet as a commercial medium have overstated the growth of the Internet and you should not rely upon them. This growth may not occur or may occur more slowly than estimated.

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

As of February 15, 2012, the closing date of our initial public offering, stockholders holding some 17,666,204 shares of our common stock had demand and piggyback rights to require us to register such shares with the SEC. If we register any of these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

In addition, the shares that are either subject to outstanding options or that may be granted in the future under our 2012 Equity Incentive Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, and Rules 144 and 701 under the Securities Act.

As of February 22, 2012, we registered the shares of our common stock that we may issue under our equity plans. These shares can be freely sold in the public market upon issuance, subject to any vesting.

If a substantial number of any of these additional shares described are sold, or if it is perceived that a substantial number of such shares will be sold, in the public market, the trading price of our common stock could decline.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on November 5, 2012, our trading price has ranged from $4.66 to $18.00. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	variations in our financial performance;

•	announcements of technological innovations, new services and products, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations or withdrawal of research coverage by securities analysts;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	adoption or modification of laws, regulations, policies, procedures or programs applicable to our business or announcements relating to these matters.

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

SYNACOR, INC.

Date: November 14, 2012	By:	/s/ RONALD N. FRANKEL
Ronald N. Frankel
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ WILLIAM J. STUART
William J. Stuart
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1.1*	Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated as of January 1, 2012.

10.1.2*	Amendment #1 to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated as of July 1, 2012.

10.1.3*	Amendment #2 to Master Services Agreement between Qwest Corporation and Synacor, Inc. dated as of August 23, 2012.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†

The following materials from the Synacor, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 14, 2012 formatted in Extensible Business Reporting Language (XBRL):

(i) Condensed Consolidated Balance Sheets as of December 31, 2011 and September 30, 2012

(ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2012

(iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2011 and 2012

(iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2012

(v) Notes to Condensed Consolidated Financial Statements

*	Confidential treatment requested for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.
†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.