Form 10-K
period 2012-12-31
Synacor, Inc.
filed 2013-03-26
CIK 1408278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-33843
_______________________________________________
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
Securities registered pursuant to Section 12(g) of the Act:
None.
(Title of Class)
_______________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates as of June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the closing sale price of $13.70 per share on The NASDAQ Global Market on June 29, 2012, was approximately $222,146,843. For purposes of this disclosure, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock at such time and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21,2013, there were 27,296,894 shares of the registrant's common stock issued and outstanding. All share and per share amounts in this Annual Report on Form 10-K reflect the 1-for-2 reverse stock split of the registrant's common stock which took effect immediately prior to the effectiveness of the registration statement for the registrant's initial public offering.
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive Proxy Statement to be used in connection with the registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated. That Proxy Statement will be filed within 120 days of registrant’s fiscal year ended December 31, 2012.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements that reflect our current views with respect to future events or our future financial performance, are based on information currently available to us, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words “believes,” “can,” “expects,” “anticipates,” “estimates,” “intends,” “objective,” “plans,” “possibly,” “potential,” “predicts,” “targets,” “likely,” “may,” “might,” “would,” “should,” “could,” and similar expressions or phrases (including the negative of such expressions or phrases). We intend all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements in the sections of this Annual Report on Form 10-K titled "Trends Affecting Our Business" and "Key Initiatives" as well as statements about:

•	our expected future financial performance;

•	our expectations regarding our operating expenses;

•	our strategies and business plan;

•	our ability to maintain or broaden relationships with existing customers and develop relationships with new customers;

•	our success in anticipating market needs or developing new or enhanced services and products to meet those needs;

•	our expectations regarding market acceptance of our services and products;

•	our ability to recruit and retain qualified technical and other key personnel;

•	our competitive position in our industry, as well as innovations by our competitors;

•	our success in managing growth;

•	our plans to expand into international markets, including our recently announced joint venture in the People's Republic of China;

•	our success in identifying and managing potential acquisitions;

•	our capacity to protect our confidential information and intellectual property rights;

•	our need to obtain additional funding and our ability to obtain funding in the future on acceptable terms; and

•	anticipated trends and challenges in our business and the markets in which we operate.
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
Our Business
Synacor, Inc. (“we,” “Synacor” or the “Company”) is a leading provider of startpages, TV Everywhere solutions, Identity Management (IDM) and various cloud-based services across multiple devices for cable, satellite, telecom and consumer electronics companies. We are also a leading provider of authentication and aggregation solutions for delivery of online content. Our technology allows our customers to package a wide array of online content and cloud-based services with their high-speed Internet, communications, television and other offerings. Our customers offer our services under their own brands on Internet-enabled devices such as PCs, tablets, smartphones and connected TVs.
Our technology provides single sign-on capability, enabling consumers to seamlessly sign in and consume packaged online content and services from numerous programmers and content providers. These services include, but are not limited to, e-mail, security, online games, music and authentication of TV Everywhere, a technology enabling consumers with applicable rights to access on-demand television online via multiple devices including PCs, tablets, smartphones and connected TVs. We offer consumers access to these services on demand through a user-friendly, customer-branded online solution and, increasingly, across multiple devices. We enable our customers to sell a menu of content and services to their consumers either on a pay-per-view basis or as a new service tier added to their existing subscription relationship.
Our technology offers our customers a comprehensive solution by providing consumers access to a broad range of online products and services. Following initial integration with our technology, our customers gain access to a wide range of programmers and content and service providers with whom we have licensing and distribution agreements. In addition, we may integrate into our technology content and services that form part of our customers’ existing offerings. Our flexible architecture integrates with our customers’ billing and subscriber management systems, as well as with third-party content and services.
Our customers direct consumers to their branded websites, referred to as our startpages, which comprise the consumer-facing components of our technology, where consumers have access to the online content and services available to them at their respective subscription levels. This enhanced Internet experience helps connect us and our customers to their large and engaged consumer base. We monetize the online traffic generated by these consumers through search and display advertising. We also charge fees for value added services delivered through our startpages. Search queries, advertising impressions and use of our services have historically grown as we have added new customers and as our existing customers continue to further adopt our service offerings. Our business model creates deep customer relationships: as we monetize our customers’ online traffic, we share a portion of this revenue with our customers, resulting in a mutually beneficial partnership.
Recent Developments
On March 11, 2013, we entered into a Joint Venture Agreement, or JV Agreement, with Maxit Technology Incorporated, a company incorporated under the laws of the British Virgin Islands, or Maxit, and Synacor China, Ltd., a company incorporated under the laws of the Cayman Islands, or the JV Company, pursuant to which Synacor and Maxit will each initially own 50% of the JV Company. Subject to the completion of customary regulatory requirements, the JV Company will, through a wholly foreign-owned subsidiary, or WFOE, in the People's Republic of China, or the PRC, supply authentication and aggregation solutions for the delivery of online content and services to customers in the PRC.
Our Strategy
We intend to:

•	add new customers, and expand on our offerings with current customers, to increase our consumer reach;

•	continue to expand our offerings of, and invest in, cloud-based services such as e-mail and TV Everywhere and increase the number of customers using our TV Everywhere authentication technology;

•	enhance our direct advertising sales effort to increase the CPMs derived from advertising;

•	extend the availability of our existing and new products and services to additional devices including tablets and smartphones;

•	expand our presence into international markets; and

•	invest in and acquire new technologies and products.

Services and Products
We provide a proprietary technology solution that enables our customers to drive consumer engagement and generate new revenue streams through an array of online content and services such as video, search, advertising and value added services. Our customers use our technology to develop personalized startpages that serve as their consumers’ respective online hubs for communication services, entertainment offerings and support services.
Our startpages enable our customers to combine entertainment, such as television shows, multi-player games and streaming music based on a subscriber’s access rights and preferences with communications offerings such as voicemail, e-mail, and third party messaging services like Yahoo Mail, Google Gmail, MSN Hotmail, Facebook, and Twitter. Our technology further allows our customers to deliver appropriate account tools, support, bill pay services and sell promotions to their consumers, all without leaving the applicable customer’s startpage.
We generate revenue from consumer traffic on our startpages through search and display advertising revenue, which we collect from our search partner, Google, our advertising network providers and directly from advertisers. We typically share a portion of this search and display advertising revenue with our customers. We also generate recurring revenues in the form of subscriber-based fees for the use of our technology, value added services and paid content, which we collect from our customers.
Our Startpages
The key features of our startpages include the following:

•
Startpage Design and Development. Using our technology, we create, design and develop branded startpages for our customers. Our startpages are designed to be the initial online destination for our customers’ consumers and typically aggregate a broad array of resources, including free-to-subscriber content and service offerings, value added services, applications, or apps, online content and search, all in one location.

•
Unified Registration and Login (Single Sign-On). Our technology gives subscribers access to all of the value added services and paid content, including subscription television programming they have the right to consume, using a single user ID and password, which are typically the same credentials that they use for e-mail. Single sign-on for subscribers is accomplished by integrating with both our customers and our content and value added service partners. Because our single sign-on technology was built to accommodate many authentication mechanisms, we are able to integrate with a wide range of partners. We also allow subscribers to sign on utilizing credentials from social media services such as Facebook, Twitter and Google+.

•
Billing Integration. Our technology allows our customers to integrate billing for value added services and paid content purchases with other services and products provided to their subscribers, including television and telephony service. A customer may collect transaction fees via credit card or on the subscriber’s service provider bill, and it may bill transactions each time they occur or on a monthly basis using monthly summary totals. Our technology also enables online bill review, providing subscribers with access to a detailed transaction account.

•
Personalization. Our technology enables the consumer to personalize his or her online experience through customization and localization. Consumers may add, delete, move, and otherwise customize the content displayed on our startpages, such as by setting preferred television stations in our TV-at-a-glance module. Localization allows consumers to set a startpage to a “favorite” zip code to gain access to radio stations, weather, movies, and events, all in the local area. Among other things, our technology allows consumers to comment on online articles and to create shortcuts to their favorite content using an online “personal assistant” on the personalized startpage. Consumers are able to manage access to services and products available to each member of the household, define a budget limit for purchases for each member of the household and set the payment method (service provider bill vs. credit card) for access to paid offerings.

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

•
Content Management System. Our proprietary content management system enables our customers and us to create dynamic, customizable online experiences containing content from various sources. Content is distributed via web services in an architecture that is easily portable to multiple devices and platforms. Our system is comprised of administrative interfaces, a scalable content storage system and a system to distribute content to our startpages. The interface is easy to use and displays a preview of page or component designs prior to approval and publishing. Our system can also automatically publish content from outside sources or assign publishing rights, by site section, to outside vendors.

•
Household Management. Our household management system puts parents in control of the content their children are allowed to purchase or consume through our startpages. Among other things, this system allows the head of household to specify the range of products their “child accounts” may access and utilize and to establish preset spending limits for content purchases such as music.

•
Toolbar. We offer our customers the ability to create branded toolbars that can be personalized by their consumers. The toolbar can be updated automatically as new features become available and may be configured with search, weather, television and movie listings as well as value added services and paid content packages, enabling consumers to access their favorite features of our technology even when they leave our startpages. The toolbars can also integrate internal services such as instant messaging, customer support and e-mail.

•	Television Listings. Our technology provides television listings and corresponding television channels, which enables consumers to search and browse local television programming.
Search and Display Advertising
We use search and display advertising to generate revenue from consumer online traffic generated on our startpages.
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
Display Advertising. We generate advertising revenue when consumers view or click on a text, graphic or video advertisement that is delivered on a Synacor-operated startpage. We sell some of our advertising inventory directly to advertisers using our team of direct advertising sales employees and independent advertising sales representatives. Our advertisers pay us a fee when a subscriber views or clicks the advertisement we place on their behalf on our startpages. We sell the rest of our advertising inventory through arrangements we have entered into with several advertising networks, including DoubleClick (a division of Google) and advertising.com (a division of AOL), among others. Advertisers pay these networks a fee to place their advertisements on various websites. When the networks place an advertisement on one of our startpages, the network will pay us a portion of that fee. We typically share a portion of the payments from advertisers or advertising networks with the applicable customer. We have varying payment terms from advertisers and advertising networks ranging from 30 days to 65 days following the end of the month in which the revenue from the advertiser was earned; in turn we make revenue-share payments to our customers, subject to varying payment terms requiring payment from 30 days to 45 days following either the end of the month or quarter in which the revenue share was generated.
As we hire additional advertising salespeople and retain additional independent advertising sales representatives, we will target more advertisers directly as opposed to through advertising networks to fill our advertising inventory, which we expect will result in higher cost-per-thousand impressions (referred to as cost per mille, or CPMs) and, consequently, higher revenue.
Subscriber-Based Services
Using our proprietary technology, we provide our customers a flexible solution, enabling them to deliver a wide range of online content and value added services from multiple sources in a single, customizable online location. Our customers use our technology to provide their subscribers with access to free-to-subscriber content and service offerings, including television programming, news, sports, entertainment and weather, as well as paid content and other value added services, all from one location and with one login. Our technology employs a scalable and flexible architecture that allows us, and our customers, to add or change features and applications regularly, enabling subscribers to access them across a wide range of Internet-enabled devices, such as PCs, tablets, smartphones and connected TVs.
We offer both free-to-subscriber content and service offerings and paid content and value added services, which are paid for by our customers or their subscribers, individually or in bundled packages. The packages are accessed via our single sign-on capability according to access rules established by our customers and the content or service providers. These are available on our startpages as well as the websites of the content and service providers. The following are illustrative examples of some of these packages, which we allow our customers to modify if they desire:

•
E-mail and Calendar. We provide e-mail and calendar solutions to our customers using a suite of messaging products provided by a third party. We integrate these products into our technology to deliver e-mail and family calendars to subscribers via their startpages. The system enables us to highlight customer-related and community events on subscribers’ calendars and insert advertising into e-mail interfaces. Additionally, we have developed voicemail and VOIP functionality for e-mail that allows subscribers to access voicemail from their e-mail.

•
Security. Our security offering typically includes anti-virus, firewall and intrusion detection, pop-up blocker, parental controls and automatic updates all powered by security suites, such as F-Secure.

•
TV Everywhere. Our technology enables subscribers to watch free television online or utilize our authentication functionality to authorize them to watch premium television online, on-demand using an approved Internet-connected device. We have developed a combined television/video solution with an information architecture that improves usability and serves as a destination point for all platforms, including linear, video on demand, or VOD, and other online content.

•
Variety Package. Our variety package combines content from several Internet subscription and entertainment products into a single package. These packages may include any combination of games (such as Shockwave Unlimited), greeting card services (such as American Greetings), weather services (such as weather.com), educational elements (such as Nick Jr. Boost or Clever Island) and sports elements (such as MLB.com, NASCAR.com Raceview, NHL Premium Videos or Fox Sports Video).

•
Sports Plus Package. The sports plus package combines access to multiple sports-related content providers that could otherwise require separate subscriptions into a single package. The package includes access to MLB.com, NASCAR.com Trackpass, NHL.com and Fox Sports.

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

•
Games and GamesSomnia™. Our games offering includes a partnership with Zynga whereby we make game currency available to consumers through bundled packages, thus allowing easy access to Zynga games through our startpages. Our GamesSomnia package includes subscriptions to popular online gaming services and gaming-related news sources, which may include offerings from Atari Classic Games, LEGO PC Games, Yummy Arcade, Shockwave Unlimited and IGN Prime.

•
Learning Edge™. Our Learning Edge package combines a number of educational products that appeal to families with young children, which may include offerings from Nick Jr. Boost, Boston Test Prep, Clever Island, Hoopah and IKnowThat.com.

We invoice our customers on a monthly basis with varying payment terms ranging from 30 days to 45 days following the end of the month in which the revenue was earned. Our content provider payment terms range from prepayment to 30 days or 45 days following the end of the month in which the content was provided.
Technology and Operations
Technology Architecture
Our technology has been designed and built to support reliability and scalability. To route traffic through our network in the most efficient manner, we use load-balancing products, which spread work among multiple servers, and link controllers, which monitor availability and performance of multiple connections. Our technology is fault tolerant and scalable through the addition of more servers as usage grows.

Data Center Facilities
We currently operate and maintain five data centers in regionally diverse locations and have a network operations center which is staffed 24 hours a day, seven days a week. Our four primary data centers are located in shared facilities in Atlanta, Georgia; Lewis Center, Ohio; Denver, Colorado and Amsterdam, The Netherlands. We also maintain a secondary data center in a shared facility in Buffalo, New York. All systems are fully monitored for reporting continuity and fault isolation. The Atlanta, Lewis Center, Buffalo, Denver and Amsterdam data centers are each in a physically secure facility using monitoring, environmental alarms, closed circuit television and redundant power sources. Our network operations center is located in a secure facility.
Customers
Our customers principally consist of high-speed Internet service providers, such as Charter Communications Inc., or Charter, and CenturyLink, Inc., or CenturyLink, as well as consumer electronics manufacturers, such as Toshiba America Information Systems, Inc., or Toshiba. Our customer contracts typically have an initial term of two to three years from the deployment of our startpages and frequently provide for one or more automatic renewal terms of one to two years each. Our customer contracts typically contain service level agreements which call for specific system “up times” and 24 hours per day, seven days per week support. As of December 31, 2012, we had agreements with over 45 customers.
Content and Service Providers
We license the content which we provide to our customers, including free and paid content offerings and value added services, from numerous third-party content and service providers. Our content and service partners provide a variety of content, including news and information, entertainment, sports, music, video, games, shopping, travel, autos, careers and finance. To obtain this content, we enter into a variety of licensing arrangements with our content providers. These arrangements are typically one to three years in duration with payment terms that may be based on traffic, advertising revenue share, number of subscribers, flat fee payments over time, or some combination thereof. We use licensed content to populate our startpages, as well as to provide value added services and paid content that subscribers may purchase for additional fees. As of December 31, 2012, we had arrangements with over 50 content providers such as MLB Advanced Media, L.P., or MLB Advanced Media, CNN, The Associated Press, FOX News Network, LLC, NASCAR, Tribune Media Services, Inc. and Bankrate.
Sales and Marketing
Our sales and marketing efforts focus on five primary areas: customer acquisitions, client services, account management, marketing and advertising sales. Our customer acquisition team consists of direct sales personnel who call upon prospective customers, typically large and mid-sized high-speed Internet service providers and consumer electronics manufacturers. A significant amount of time and effort is devoted to researching and analyzing the requirements and objectives of each prospective customer. Each bid is specifically customized for the prospective customer, and often requires many months of interaction and negotiation before an agreement is reached.
Once an agreement is reached, our client services team, working closely with the customer acquisitions team, assumes responsibility for managing the customer relationship during the time of the initial deployment and integration period, which is usually three to six months. During this period, the customer’s technology is assessed and, if required, modifications are proposed to make it compatible with our technology. The client services team is responsible for the quality of the client deployment, customer relationship management during the time of deployment and integration and project management associated with upgrades and enhancements.
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

Our advertising sales team sells display advertising inventory directly to advertisers, frequently through the advertising agencies representing those advertisers. These advertisers may be small companies with the advertising locally or regionally focused on the startpage of one customer, or large companies with nationwide advertising on the startpages of many customers. We have a team of direct advertising sales employees and independent advertising sales representatives focused on this effort and will continue to develop this team and attempt to grow the amount of display advertising revenue generated with our customers. As of December 31, 2012, we had arrangements with over 50 advertising partners such as DoubleClick, Casale Media, Admeld, Univeral McCann and Comcast Spotlight.
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
Laws and regulations regarding user privacy and information security impact our business because we collect and use personal information through our technology. We use this information to deliver more relevant content and services and provide consumers with a personalized online experience. We share this information on an aggregate basis with our customers and content providers and, subject to confidentiality agreements, to prospective customers and content providers. Laws such as the CAN-SPAM Act of 2003 or other user privacy or security laws could restrict our and our customers’ ability to market products to their consumers, create uncertainty in Internet usage and reduce the demand for our services and products or require us to redesign our startpages.
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
Competition
The market for Internet-based services and products in which we operate is highly competitive and involves rapidly-changing technologies and customer and consumer requirements, as well as evolving industry standards and frequent product introductions. While we believe that our technology offers considerable value and flexibility to our customers by helping them to extend their consumer relationships to a wide variety of Internet-based services, we face competition at three levels:

•	When one of our prospective or existing customers considers another supplier, including one of our partners, for elements of the services or products which we provide.

•	When consumers choose to rely on other vendors for similar products and services.

•	When content and service providers prefer to establish direct relationships with one or more of our customers.

Our technology competes primarily with high-speed Internet service providers that have internal information technology staff capable of developing similar solutions in-house. In addition, we compete with companies such as Facebook, Inc., Yahoo! Inc., or Yahoo!, Google, AOL LLC, or AOL, Hulu, Netflix, Amazon, and MSN, a division of Microsoft Corporation, or Microsoft, which have destination websites of their own or are capable of delivering content and service offerings similar to ours.
We also compete with providers of paid content and services over the Internet, especially companies with the capability of bundling paid content and value added services in much the same manner that we do. These companies include ESPN3, F-Secure Corporation or F-Secure, Exent Technologies Ltd. or Exent, Zynga Inc., MLB Advanced Media, Symantec Corporation, McAfee, Inc., Activision Blizzard, Inc. and Electronic Arts Inc. In some cases we have performed software integrations with these companies on behalf of our customers or, as in the case of Zynga and F-Secure, we have partnered with them in order to offer their services more broadly to all our customers.
We believe the principal competitive factors in our markets include a company’s ability to:

•	reinforce the brand of the high-speed Internet service provider;

•	produce products that are flexible and easy to use;

•	offer competitive fees for startpage development and operation;

•	generate additional revenue for high-speed Internet service providers;

•	enable high-speed Internet service providers to be involved in designing the “look and feel” of their online presence;

•	offer services and products that meet the changing needs of high-speed Internet service providers and their subscribers, including emerging technologies and standards;

•	provide high-quality product support to assist the customer’s service representatives; and

•	aggregate content to deliver more compelling bundled packages of paid content.
We believe that we distinguish ourselves from potential competitors in three principal ways. First, we provide a white-label solution that, unlike the co-branded approach of most of our competitors, creates a consumer experience that reinforces our customers’ and partners’ brands. Second, we give customers control over the sign-on process and billing function for a wide range of Internet services and content by integrating with their internal systems (where applicable) thereby allowing our customers to “own the consumer.” Finally, our solution is flexible, meaning that we allow each customer to fashion startpages that are specifically tailored to their desired “look and feel.”
Employees
As of December 31, 2012, we had 315 employees in the United States, 12 in Canada and 1 employee in the United Kingdom. None of our employees is represented by a labor union, and we consider current employee relations to be good.
Corporate Information
Synacor's predecessor company was originally formed as a New York corporation, and in November 2002, Synacor re-incorporated under the laws of the State of Delaware. Our headquarters are located at 40 LaRiviere Drive, Buffalo, New York 14202, and our telephone number is (716) 853-1362.
We have determined that we have a single reporting segment. A summary of our financial information by geographic location is found in Note 6, “Information About Segment and Geographic Areas,” in the Notes to Consolidated Financial Statements. Our international operations and sales subject us to a variety of risks; see Item 1A, “Risk Factors,” for further discussion.
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
Our business and financial results are subject to numerous risks and uncertainties, including those described below, which could adversely and materially affect our business, financial condition or results of operations. You should carefully consider these risks and uncertainties, including the following risk factors and all other information contained in this Annual Report on Form 10-K, together with any other documents we file with the SEC. Risks and uncertainties not currently known to us or that we currently deem to be immaterial may in the future materially and adversely affect our business, financial condition and results of operations.
Risks Related to Our Business
Our search advertising partner, Google, accounts for a significant portion of our revenue, and any loss of, or diminution in, our business relationship with Google would materially and adversely affect our financial performance.
We rely on traffic on our startpages to generate search and display advertising revenue, a substantial portion of which is derived from text-based links to advertisers’ websites as a result of Internet searches. We have a revenue-sharing relationship with Google under which we include a Google-branded search tool on our startpages. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 49%, 57%, and 56% of our revenue in 2010, 2011, and 2012, or $32.6 million, $51.5 million, and $68.5 million, respectively. Our agreement with Google expires in February 2014 unless we and Google mutually elect to renew it. Additionally, Google may terminate our agreement if we experience a change in control or enter into an agreement providing for a change in control or if we do not maintain certain search and display advertising revenue levels. If advertisers were to discontinue their advertising via Internet searches, if Google’s revenue from search-based advertising were to decrease, if Google’s share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be materially and adversely affected. Moreover, consumers’ increased use of search tools other than the Google-branded search tool we provide would have similar effects.
A loss of any significant customer could negatively affect our financial performance.
We derive a substantial portion of our revenue from a small number of customers. For example, revenue attributable to two customers, Charter and CenturyLink (including our revenue attributable to Qwest Communications International, Inc., or Qwest, which merged with CenturyLink in April 2011), together accounted for approximately 60% of our revenue for the year ended December 31, 2010, or $39.8 million. Revenue attributable to each of these customers accounted for 20% or more of our revenue in 2010. Revenue attributable to Charter, CenturyLink (including our revenue attributable to Qwest) and Toshiba together accounted for approximately 62% of our revenue for the year ended December 31, 2011, or $56.9 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other two customers accounting for more than 10% in such period. Revenue attributable to Charter, CenturyLink (including revenue attributable to Qwest), Toshiba and Verizon Corporate Services Group, Inc., or Verizon, together accounted for approximately 73% of our revenue for the year ended December 31, 2012, or $88.4 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other three customers accounting for more than 10% in such period. Revenue attributable to these customers includes the subscriber-based revenue earned directly from them, as well as the search and display advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our startpages.
Our contracts with our customers generally have an initial term of approximately two to three years from the launch of their startpages and frequently provide for one or more automatic renewal terms of one to two years each. If any one of these key contracts is not renewed or is otherwise terminated, or if revenue from these significant customers declines because of competitive or other reasons, our revenue would decline and our ability to achieve or sustain profitability would be impaired. In addition to the loss of subscriber-based revenue, including startpage and paid content sales, we would also lose significant revenue from the related search and display advertising services that we provide. In addition to the decline of revenue, we may have to impair our long-lived assets, to the extent that such assets are used exclusively to support these customers, which would adversely impact our results of operations and financial position.
We have a history of significant net losses and may not be profitable in future periods.
We have incurred significant losses in each year of operation other than 2009, 2011, and 2012, including a net loss of $5.8 million in 2008 and a net loss of $3.6 million in 2010. Our net income in 2009, 2011, and 2012 was $0.3 million, $9.9 million, and $3.8 million, respectively. We expect that our expenses will increase in future periods as we implement initiatives designed to grow our business including, among other things, the development and marketing of new services and products, licensing of content, expansion of our infrastructure, international expansion and general and administrative expenses associated with being a public company. If our revenue does not sufficiently increase to offset these expected increases in operating expenses, we may incur significant losses and may not be profitable. Our revenue growth in recent periods may not be indicative of our future performance. In fact, in future periods, our revenue could decline. Accordingly, we may not be able to maintain profitability in the future. Any failure to maintain profitability may materially and adversely affect our business, financial condition and results of operations.
Many individuals are using devices other than personal computers and software applications other than Internet browsers to access the Internet. If users of these devices and software applications do not widely adopt the applications and other solutions we develop for them, our business could be adversely affected.
The number of people who access the Internet through devices other than PCs, including tablets, smartphones and connected TVs, has increased dramatically in the past few years and is projected to continue to increase. Similarly, individuals are increasingly accessing the Internet through apps other than Internet browsers, such as those available for download through Apple Inc.’s App Store and the Android Market. If consumers increasingly access the Internet on devices other than PCs, and if we are unable to successfully implement monetization strategies for such devices, our financial results could be negatively affected. While we are developing solutions to these alternative means of accessing the Internet, including through our acquisition of mobile device software and technology from Carbyn, Inc., or Carbyn, in January 2012, we do not currently offer our customers and their subscribers a wide variety of apps and other non-browser solutions. Additionally, as new devices and new apps are continually being released, it is difficult to predict the problems we may encounter in developing new versions of our apps and other solutions for use on these alternative devices and apps, and we may need to devote significant resources to the creation, support and maintenance of such apps and solutions. If users of these devices and apps do not widely adopt the apps and other solutions we develop, our business, financial condition and results of operations could be adversely affected.
Consumer tastes continually change and are unpredictable, and our sales may decline if we fail to enhance our service and content offerings to achieve continued subscriber acceptance.
Our business depends on aggregating and providing services and content that our customers will place on our startpages, including television programming, news, entertainment, sports and other content that their subscribers find engaging, and value added services and paid content that their subscribers will buy. Accordingly, we must continue to invest significant resources in licensing efforts, research and development and marketing to enhance our service and content offerings, and we must make decisions about these matters well in advance of product releases to implement them in a timely manner. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing content providers and websites and the availability of other news, entertainment, sports and other services and content. While we work with our customers to have their consumers' homepages set to our startpages upon the installation of our customer's services or the sale of our customer's product, a consumer may easily change that setting, which would likely decrease the use of our startpages. Similarly, consumers that change their device's operating system or Internet browser may no longer have our startpage set as their default homepage, and unless they change it back to our startpage, their usage of our startpages would likely decline and our results of operations could be negatively impacted. Consumers that acquire new consumer electronics devices will no longer have our startpage initially set as their default homepage, and unless they change the default to our startpage, their usage of our startpages would likely decline and our results of operations could be negatively impacted.

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
Our revenue from high-speed Internet service providers, including our search and display advertising revenue generated by online consumer traffic on our startpages, accounted for more than 95% of our revenue in 2010, 86% in 2011 and 80% in 2012. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated subscriber-based and search and display advertising revenue. Under our agreements with some of our customers, including Charter, Verizon and CenturyLink, they have the right to terminate the agreement if we are acquired by one of their competitors.
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
The consumer electronics industry is subject to rapid change, and our contract with Toshiba is not exclusive. As consumer electronics manufacturers continue to develop new technologies and introduce new models and devices, there can be no assurance that we will be able to develop solutions that will persuade consumer electronics manufacturers that are our customers at such time to utilize our technology for those new devices. If our current and prospective consumer electronics manufacturer customers elect not to integrate our solutions into their new products, our business, financial condition and results of operations could be adversely affected.
We invest in features and functionality designed to increase consumer engagement with our startpages; however, these investments may not lead to increased revenue.
Our future growth and profitability will depend in large part on the effectiveness and efficiency of our efforts to provide a compelling consumer experience that increases consumer engagement with our startpages. We have made and will continue to make substantial investments in features and functionality for our technology that are designed to drive consumer engagement. Not all of these activities directly generate revenue, and we cannot assure you that we will reap sufficient rewards from these investments to make them worthwhile. If the expenses that we incur in connection with these activities do not result in increased consumer engagement that in turn results in revenue increases that exceed these expenses, our business, financial condition and results of operations will be adversely affected.
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
We license the content that we aggregate on our startpages from numerous third-party content providers, and our future success is highly dependent upon our ability to maintain and enter into new relationships with these and other content providers. In the future, some of our content providers may not give us access to high-quality content, may fail to adapt to changes in consumer tastes or may increase the royalties, fees or percentages that they charge us for their content, any of which could have a material negative effect on our operating results. Our rights to the content that we offer to our customers and their consumers are not exclusive, and the content providers could license their content to our competitors. Our content providers could even grant our competitors exclusive licenses. In addition, our customers are not prohibited from entering into content deals directly with our content providers. Any failure to enter into or maintain satisfactory arrangements with content providers would adversely affect our ability to provide a variety of attractive services and products to our customers. Our reputation and operating results could suffer as a result, and it may be more difficult for us to develop new relationships with potential customers. Our costs as a percentage of revenue may also increase due to price competition.
Our revenue and operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.
As a result of the rapidly changing nature of the markets in which we compete, our quarterly and annual revenue and operating results are likely to fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond our control, including but not limited to the various factors set forth in this "Risk Factors" section, as well as:

•
any failure to maintain strong relationships and favorable revenue-sharing arrangements with our search and display advertising partners, in particular Google, including a reduction in the quantity or pricing of sponsored links that consumers click on or a reduction in the pricing of display advertisements by advertisers;

•	any failure of significant customers to renew their agreements with us;

•	our ability to attract new customers;

•	our ability to increase sales of value added services and paid content to existing subscribers;

•	the timing and success of new service and product introductions by us, our customers or our competitors;

•	variations in the demand for our services and products and the implementation cycles of our services and products by our customers;

•	changes to Internet browser technology that renders our startpages less competitive;

•	changes in our pricing policies or those of our competitors;

•	changes in the prices our customers charge for value added services and paid content;

•	service outages, other technical difficulties or security breaches;

•	limitations relating to the capacity of our networks, systems and processes;

•	our failure to accurately estimate or control costs, including costs related to the initial launch of new customers;

•	maintaining appropriate staffing levels and capabilities relative to projected growth;

•	the timing of costs related to the development or acquisition of technologies, services or businesses to support our existing customers and potential growth opportunities; and

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses.
For these reasons and because the market for our services and products is relatively new and rapidly changing, it is difficult to predict our future financial results.
Expansion into international markets, which is an important part of our strategy, but where we have limited experience, will subject us to risks associated with international operations.
We plan to expand our product offerings internationally, particularly in Asia, Latin America and Europe. For example, we recently announced that we entered into a joint venture with Maxit to supply authentication and aggregation solutions for the delivery of online content and services to customers in the People's Republic of China, or the PRC. We have limited experience in marketing and operating our services and products in international markets, and we may not be able to successfully develop our business in these markets. Our success in these markets will be directly linked to the success of relationships with potential customers, content partners and other third parties.
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
Other risks of doing business in international markets include the increased risks and burdens of complying with different legal and regulatory standards, difficulties in managing and staffing foreign operations, recruiting and retaining talented direct sales personnel, limitations on the repatriation of funds and fluctuations of foreign exchange rates, varying levels of Internet technology adoption and infrastructure, and our ability to enforce contracts and our intellectual property rights in foreign jurisdictions. In addition, our success in international expansion could be limited by barriers to international expansion such as tariffs, adverse tax consequences and technology export controls. If we cannot manage these risks effectively, the costs of doing business in some international markets may be prohibitive or our costs may increase disproportionately to our revenue. Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks.
Our agreements with some of our customers and content providers require fixed payments, which could adversely affect our financial performance.
Certain of our agreements with customers and content providers require us to make fixed payments to them. The aggregate amount of such fixed payments for the years ending December 31, 2013, 2014, 2015, and the two years thereafter are approximately $4.6 million, $1.4 million, $1.1 million, and $1.4 million, respectively. We are required to make these fixed payments regardless of the achievement of any revenue objectives or subscriber or usage levels. If we do not achieve our financial objectives, these contractual commitments would constitute a greater percentage of our revenue than originally anticipated and would adversely affect our profitability.
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
Although we regularly back-up our systems and store the system back-ups in Atlanta, Georgia, Lewis Center, Ohio, and Buffalo, New York, we do not have full second-site redundancy. If we were forced to relocate to an alternate site and to rely on our system back-ups to restore the systems, we would experience significant delays in restoring the functionality of our platform and could experience loss of data, which could materially harm our business and our operating results.
Security breaches, computer viruses and computer hacking attacks could harm our business, financial condition and results of operations.
Security breaches, computer malware and computer hacking attacks are prevalent in the technology industry. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and results of operations. We have previously experienced hacking attacks on our systems, and may in the future experience hacking attacks. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our technology infrastructure to the satisfaction of our customers and their consumers may harm our reputation and our ability to retain existing customers and attract new customers.
We may not maintain acceptable website performance for our customers, which may negatively impact our relationships with our customers and harm our business, financial condition and results of operations.
A key element to our continued growth is the ability of our customers’ consumers in all geographies to access our startpages within acceptable load times. We refer to this as website performance. We may in the future experience platform disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our technology simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve website performance, especially during peak usage times, and as our solutions become more complex and our user traffic increases. If our startpages are unavailable when consumers attempt to access them or do not load as quickly as they expect, consumers may seek other alternatives to obtain the information for which they are looking, and may not return to our startpages as often in the future, or at all. This would negatively impact our relationships with our customers. We expect to continue to make significant investments to maintain and improve website performance. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.
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
We may expand our business through acquisitions of, or investments in, other companies or new technologies, or joint ventures or other strategic alliances with other companies, which may divert our management’s attention or prove not to be successful.
In January 2012, we completed an acquisition of certain mobile device software and technology from Carbyn, and in March 2013, we entered into a Joint Venture Agreement with Maxit Technology Incorporated to form Synacor China, Ltd., a joint venture in China. We may decide to pursue other acquisitions of, investments in, or joint ventures involving other technologies and businesses in the future. Such transactions could divert our management’s time and focus from operating our business.
Our ability as an organization to integrate acquisitions is unproven. Integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures, including, among other things, with respect to:

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
We face many risks in connection with our joint venture, including, among other things, with respect to:

•
The JV Company not being able to obtain the approvals required from the PRC government for the establishment of a wholly foreign-owned subsidiary of the JV Company in the People's Republic of China, or the WFOE;

•	Increasing competition in the industry and the WFOE's ability to compete in the Chinese market;

•	The impact of regulatory changes in the industry;

•	Potential difficulties associated with operating the joint venture and the WFOE;

•	The joint venture's ability to obtain additional financing;

•	The WFOE's ability to offer competitive services in the Chinese market at a favorable margin;

•	General business and economic conditions, including seasonality of the industry and growth trends in the industry;

•	Our ability to successfully enter the Chinese market and operate internationally;

•	Potential delays, including obtaining permits, licenses and other governmental approvals;

•	Trade barriers and potential duties; and

•	Our and the joint venture's ability to protect intellectual property.
If we and the JV Company are not able to successfully manage these and other risks related to the joint venture, it could harm our business, financial condition and results of operations.
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
We are not currently subject to any material legal proceedings with respect to third party claims that we or our customers’ use of our products and services are infringing upon their intellectual property; however, we may from time to time become a party to various legal proceedings with respect to such claims arising in the ordinary course of our business.
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
We have derived and expect to continue to derive a substantial portion of our revenue from display advertising on our startpages. Such advertising accounted for approximately 20%, 23%, and 27% of our revenue for the years ended December 31, 2010, 2011, and 2012, respectively. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

•	increasing the numbers of consumers using our startpages;

•	maintaining consumer engagement on those startpages;

•	competing effectively for advertising spending with other online and offline advertising providers; and

•	continuing to grow our direct advertising sales force and develop and diversify our advertising capabilities.
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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires our management to evaluate and report on our internal control over financial reporting. This report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. In addition, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting beginning with the Annual Report on Form 10-K for the year in which we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

While we have determined that our internal control over financial reporting was effective as of December 31, 2012, as indicated in our Management Report on Internal Control over Financial Reporting included in this Annual Report on Form 10‑K, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end, or if our independent registered public accounting firm, when required, is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

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
In addition, a delay in compliance with the auditor attestation provisions of Section 404, when applicable to us, could subject us to a variety of administrative sanctions, including ineligibility for short-form resale registration, action by the SEC, the suspension or delisting of our common stock and the inability of registered broker-dealers to make a market in our common stock, which would further reduce the trading price of our common stock and could harm our business.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2012, we had substantial federal and state net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “five-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. For these purposes, a five-percent stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding stock. In addition, persons who own less than 5% of the outstanding stock are grouped together as one or more “public groups,” which are also treated as five-percent stockholders. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset United States federal and state taxable income and taxes may be subject to limitations.

Our joint venture's business prospects in China are dependent on government telecommunications infrastructure and budgetary policies, particularly the allocation of funds to sustain the growth of the telecommunications industry in China.
Our joint venture's business prospects in China include telecommunication service operators, and telecommunication service operators in China are directly or indirectly owned or controlled by the government of China. Accordingly, our joint venture's business prospects in China will also be heavily dependent on these government policies. Insufficient future funding allocated to China's telecommunications industry by the government could directly reduce the market for our joint venture's software and services in China. Chinese government initiatives directed at the market could also significantly affect the market conditions for our joint venture's Chinese customers and influence their level of spending on the services we offer. While some of these initiatives may increase market competition and generate more demand for our services, the anticipated increase in demand may not materialize. Our joint venture's prospective customers may not adapt well to the market conditions under the evolving regulatory environment and their demand for our joint venture's software and services may decrease as a result. The telecommunications industry in China may also become less competitive over time, either as a result of market propelled consolidations or as a result of government efforts to curtail competition. A less competitive market may create fewer incentives for spending on technology innovations and upgrades, which may directly affect our joint venture's business prospects in China.
Our proprietary rights may be inadequately protected and there is a risk of poor enforcement of intellectual property rights in China.
Our success and ability to compete depend substantially upon our intellectual property, which we protect through a combination of confidentiality arrangements and trademark registrations. We have registered several marks and filed many other trademark applications in the U.S. We have not applied for copyright protection in any jurisdiction, including in the U.S. We enter into confidentiality agreements with most of our employees and consultants, and control access to, and distribution of, our documentation and other licensed information, including information licensed to the JV Company. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, or to develop similar technology independently. Since the Chinese legal system in general and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China.
Policing unauthorized use of our licensed technology is difficult and the steps we take may not prevent misappropriation or infringement of our proprietary rights. In addition, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, which could result in substantial costs and diversion of our resources.
Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.
We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur with respect to our expansion into international markets. Our employees or other agents may engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences, including adverse publicity and damage to our reputation that may have a material adverse effect on our business, financial condition and results of operations.
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
We have derived and expect to continue to derive a substantial majority of our revenue from search and display advertising on our startpages. Such search and display advertising revenue accounted for approximately 69%, 79%, and 83% of our revenue for the years ended December 31, 2010, 2011, and 2012, or $45.9 million, $72.1 million, and $101.6 million, respectively. However, the prospects for continued demand and market acceptance for Internet advertising are uncertain. If advertisers do not continue to increase their usage of the Internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the Internet. Most advertising agencies and potential advertisers, particularly local advertisers, have only limited experience advertising on the Internet and devote only a small portion of their advertising expenditures to online advertising. As the Internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for Internet advertising. Many historical predictions by industry analysts and others concerning the growth of the Internet as a commercial medium have overstated the growth of the Internet and you should not rely upon them. This growth may not occur or may occur more slowly than estimated.
Most of our search revenue is based on the number of paid “clicks” on sponsored links that are included in search results generated from our startpages. Generally, each time a consumer clicks on a sponsored link, the search provider that provided the commercial search result receives a fee from the advertiser who paid for such commercial click and the search provider pays us a portion of that fee. We, in turn, typically share a portion of the fee we receive with our customer. If an advertiser receives what it perceives to be a large number of clicks for which it needs to pay, but that do not result in a desired activity or an increase in sales, the advertiser may reduce or eliminate its advertisements through the search provider that provided the commercial search result to us. This reaction would lead to a loss of revenue to our search providers and consequently to lesser fees paid to us, which would have a material negative effect on our financial results.
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
Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own or control, directly or indirectly, as of December 31, 2012 over 30% of our outstanding common stock. As a result, these stockholders, if they act together, would have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they act together, would have the ability to influence significantly the management and affairs of our company. Accordingly, this concentration of ownership might harm the trading price of our common stock by:

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
In addition, the shares that are either subject to outstanding options or that may be granted in the future under our 2012 Equity Incentive Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act.
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
The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on March 1, 2013, our trading price has ranged from $2.72 to $18.00. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to the various factors set forth in this "Risk Factors" section, as well as:

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
We also maintain administrative and product development offices in New York, New York, Los Angeles, California and Ontario, Canada and have data centers in Atlanta, Georgia; Lewis Center, Ohio; Buffalo, New York; Denver, Colorado; and Amsterdam, The Netherlands.

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

The following table sets forth, for the indicated periods, the high and low sales prices per share by quarter for our common stock as reported by NASDAQ.

Fiscal Year 2012 Quarters Ended:	High	Low
March 31, 2012 (1)	$8.10	$4.75
June 30, 2012	15.00	6.36
September 30, 2012	18.00	7.35
December 31, 2012	7.98	4.44

Notes:

(1)	There was no public market for our common stock prior to February 10, 2012.
Holders of Record
As of March 21, 2013, there were 110 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.
Dividend Policy
We have never declared or paid cash dividends on our common stock. It is our policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying any dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, applicable Delaware law, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. In addition, our amended and restated loan and security agreement restricts our ability to pay any dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Securities Authorized for Issuance Under Equity Compensation Plans

The information required to be disclosed by Item 201(d) of Regulation S-K regarding our equity securities authorized for issuance under our equity incentive plans is incorporated herein by reference to the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of fiscal year 2012 pursuant to Regulation 14A.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed to be “filed” with the SEC or to be “soliciting material” under the Exchange Act, and it shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

The graph below compares the cumulative total stockholder return of our common stock with that of the NASDAQ Composite Index and the NASDAQ Internet Index from February 13, 2012 (the date on which our common stock commenced trading on the NASDAQ Global Market) through December 31, 2012. The graph assumes that $100 was invested in shares of our common stock, the NASDAQ Composite Index and the NASDAQ Internet Index at the close of market on February 13, 2012, and that dividends, if any, were reinvested. The comparisons in this graph are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

Synacor, Inc. Total Return Performance
$400
$350
$300
$250
$200
$150
$100
$50
$0
02/13/12
03/15/12
04/17/12
05/17/12
06/19/12
07/20/12
08/21/12
09/21/12
10/23/12
11/27/12
12/28/12
NASDAQ Composite
NASDAQ Internet
Synacor

Recent Sales of Unregistered Securities
None.
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
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 10, 2012 pursuant to Rule 424(b).
Issuer Purchases of Equity Securities
No shares of our common stock were repurchased during the three months ended December 31, 2012.

ITEM 6.	SELECTED FINANCIAL DATA
You should read the following selected consolidated historical financial data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements, related notes and other financial information included in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the financial statements and related notes included in this Annual Report on Form 10-K.
We derived the selected consolidated financial data for the years ended December 31, 2010, 2011 and 2012 and as of December 31, 2011 and 2012 from our audited consolidated financial statements and related notes, which are included in this Annual Report on Form 10-K. We derived the selected consolidated financial data for the years ended December 31, 2008 and 2009 and as of December 31, 2008, 2009 and 2010 from our audited consolidated financial statements and related notes, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(in thousands except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$52,571	$60,798	$66,232	$91,060	$121,981
Costs and operating expenses:
Cost of revenue (1)	28,575	34,074	36,703	48,661	66,620
Research and development (1)(2)	12,783	13,627	18,494	20,228	25,603
Sales and marketing (2)	5,732	5,591	6,211	8,582	9,120
General and administrative (1)(2)	4,997	4,966	5,656	6,879	11,011
Withdrawn initial public offering expenses	3,405	—	—	—	—
Depreciation	1,574	2,005	2,506	2,667	3,779
Other operating expenses	1,121	—	—	—
Total costs and operating expenses	58,187	60,263	69,570	87,017	116,133
(Loss) income from operations	(5,616)	535	(3,338)	4,043	5,848
Other income (expense)	156	69	(2)	(17)	1
Interest expense	(294)	(285)	(240)	(109)	(270)
(Loss) income before income taxes	(5,754)	319	(3,580)	3,917	5,579
Provision (benefit) for income taxes	10	15	11	(6,015)	1,764
Net (loss) income	(5,764)	304	(3,591)	9,932	3,815
Undistributed earnings allocated to preferred stockholders	—	279	—	8,583	—
Net (loss) income attributable to common stockholders	$(5,764)	$25	$(3,591)	$1,349	$3,815
Net (loss) income per share attributable to common stockholders:
Basic	$(3.41)	$0.01	$(1.93)	$0.59	$0.16
Diluted	$(3.41)	$0.01	$(1.93)	$0.45	$0.14
Weighted average shares used to compute net (loss) income per share attributable to common stockholders:
Basic	1,690,458	1,814,029	1,865,294	2,303,443	24,411,194
Diluted	1,690,458	22,293,068	1,865,294	21,974,403	28,097,313
Other Financial Data:
Adjusted EBITDA (3)	$(3,374)	$3,441	$36	$7,630	$11,626

 Notes:

(1)	Exclusive of depreciation shown separately.

(2)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(in thousands)
Research and development	$221	$252	$398	$295	$523
Sales and marketing	142	189	202	203	404
General and administrative	305	460	268	422	1,072

(3)
We define adjusted EBITDA as net (loss) income, plus: provision (benefit) for income taxes, interest expense, other (income) expense, depreciation, and stock-based compensation. Please see “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	As of December 31,
	2008	2009	2010	2011	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,830	$10,462	$5,412	$10,925	$41,944
Trade receivables, net	7,162	7,773	9,654	14,336	15,624
Property and equipment, net	7,707	6,631	7,110	8,301	11,043
Total assets	25,945	26,004	24,327	43,382	76,330
Long-term bank financing and capital lease obligations	2,914	1,247	1,203	2,098	1,712
Total stockholders’ equity	12,211	13,053	10,156	21,380	50,811
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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net (loss) income and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net (loss) income for each of the periods indicated:

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net (loss) income	$(5,764)	$304	$(3,591)	$9,932	$3,815
Provision (benefit) for income taxes	10	15	11	(6,015)	1,764
Interest expense	294	285	240	109	270
Other (income) expense (1)	(156)	(69)	2	17	(1)
Depreciation	1,574	2,005	2,506	2,667	3,779
Stock-based compensation	668	901	868	920	1,999
Adjusted EBITDA	$(3,374)	$3,441	$36	$7,630	$11,626
     Note:

(1)	Other (income) expense consists primarily of interest income earned and foreign exchange gains and losses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a leading provider of startpages, TV Everywhere solutions, Identity Management (IDM) and various cloud-based services across multiple devices for cable, satellite, telecom and consumer electronics companies. We are also a leading provider of authentication and aggregation solutions for delivery of online content. Our technology allows our customers to package a wide array of online content and cloud-based services with their high-speed Internet, communications, television and other offerings. Our customers offer our services under their own brands on Internet-enabled devices such as PCs, tablets, smartphones and connected TVs.
We generate revenue from search and display advertising and by charging subscriber-based fees for services and products delivered through our startpages. Our results are driven primarily by our customer mix, the product and service mix preferences of those customers and the pricing of those products and services. We generate the majority of our revenue from search and display advertising on our startpages, which comprise consumer-facing components of our technology. Adding new customers with large consumer bases and expansion of our relationships with existing customers have resulted in an increasing shift in our revenue mix towards search and display advertising revenue. In addition, as new customers adopt our solutions, and as their respective consumers’ use of our startpages ramps up as described below, our growth is increasingly driven by search and display advertising revenue. These increases are largely driven by our model of sharing a portion of this search and advertising revenue with our customers. As we expand our value added services offerings, we expect to generate increased subscriber-based revenue from our customers.
Growth in search and display advertising revenue is driven largely by increasing consumer use of our startpages. As more consumers use our startpages and as consumers spend more time on these startpages, we have a greater number of opportunities to deliver advertisements. During the year ended December 31, 2012, search and display advertising revenue was $101.6 million, a growth of 41% over $72.1 million for the year ended December 31, 2011. Over the same period, our unique visitors increased by 40%, our search queries increased by 29% and our advertising impressions increased by 52%. We expect future growth in consumer engagement as our customers deliver more services through our cross-device, touchscreen-enabled startpages.
Our subscriber-based revenue consists of fees charged for the use of our proprietary technology and for the use of, or access to, services, such as e-mail, security, TV Everywhere, online games, music and other value added services and paid content. During the year ended December 31, 2012, subscriber-based revenue was $20.4 million, an increase of 8% from $19.0 million during the year ended December 31, 2011. We believe there are opportunities to generate new sources of subscriber-based revenue, such as the introduction of new value added services, including those delivered on cross-device, touchscreen-enabled devices. We believe that the variety of value added services and the introduction of new value added services will also drive increased search and display advertising revenue.
As new customers introduce our startpages to their consumers, usage of our solutions and our revenue from our startpages tends to increase over time. There are a variety of reasons for this ramp-up period. For example, a new customer may migrate its consumers from its existing technology to our technology over a period of time. Moreover, a new customer may initially launch a selection of our services and products, rather than our entire suite of offerings, and subsequently broaden their service and product offerings over time. When a customer launches a new service or product, marketing and promotional activities may be required to generate awareness and interest among consumers. Search and display advertising revenue typically grows significantly during the first one to three years after a customer launch, although there can be notable variances from customer to customer. Thereafter, changes in revenue tend to mirror changes in the consumer base of the applicable customer.
For the year ended December 31, 2012, we derived revenue from over 45 customers, with revenue attributable to four customers, CenturyLink (including revenue attributable to Qwest), Charter, Verizon and Toshiba, together accounting for approximately 73% of our revenue for the year ended December 31, 2012, or $88.4 million. One of these customers accounted for 20% or more of revenue in such period, and revenue attributable to each of the other three customers accounted for more than 10% in such period.
Revenue attributable to our customers includes the subscriber-based revenue earned directly from them, as well as the search and display advertising revenue generated through our relationships with our search and display advertising partners (such as Google for search advertising and advertising networks, advertising agencies and advertisers for display advertising). This revenue is attributable to our customers because it is produced from the traffic on our startpages. These partners provide us with advertisements that we then deliver with search results and other content on our startpages. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In the year ended December 31, 2012, search advertising through our relationship with Google generated approximately 56% of our revenue, or $68.5 million (all of which was attributable to our customers).
We have experienced and expect in the future to experience growth in our business as we acquire new customers, as our existing customers acquire new consumers, as we roll out new products and services and as we expand our presence into international markets. We expect to continue to make capital expenditures in 2013 related to both the customer supporting activities and our internal information technology infrastructure. We expect in 2013 that our research and development headcount and associated expenses will be relatively consistent with the run rate of the fourth quarter of 2012,  as we continue to develop our technology, deliver new products and services, and make those and existing products and services available across different devices.
Although we experienced net losses in 2010 (as well as in prior years), we believe that the revenue opportunities afforded us by the growth in search and display advertising across our customers have enhanced our ability to achieve profitability in the future. Our costs of revenue, as a percentage of revenue, are expected to remain relatively consistent as most of these costs are associated with the sharing of revenue with our customers. We expect our operating expenses, as a percentage of revenue, in 2013 to be consistent with 2012.
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
Trends Affecting Our Business
Our customers, who are predominantly high-speed Internet service providers that also offer television services, are facing increasing competition from companies that deliver video content over the Internet, more commonly referred to as “over-the-top,” or OTT. These new competitors include a number of large and growing companies, such as Google, Netflix, Inc., or Netflix, Hulu, LLC, or Hulu, and Amazon.com Inc., or Amazon. With the increased availability of high-speed Internet access and over-the-top programming, consumers’ video content consumption preferences may shift away from current viewing habits. As a result, many of our customers and potential customers are compelled to find new ways to deliver services and content to their consumers via the Internet. We expect this pressure to become even greater as more video content becomes available online. We expect to continue to benefit from this trend as customers adopt our solutions to package and deliver video programming and other related authentication services on our startpages.
Another trend affecting our customers and our business is the proliferation of Internet-connected devices, especially mobile devices. Smartphones, tablets and connected TVs have made it more convenient for consumers to access services and content online, including television programming. To remain competitive, our customers and potential customers must have the capability to deliver their services and products to consumers on these new devices. Our technology enables them to extend their presence beyond traditional personal computers, and we expect that some portion of our revenue growth will come from traffic on these devices.
Our business is also affected by growth in advertising on the Internet, of which proliferation of high-speed Internet access and Internet-connected devices will be the principal drivers. We believe such search advertising will continue to attract advertising spending to the Internet and will benefit our results of operations. Also, we expect our results of operations will benefit from the growth in the number of mobile Internet users as our customers adopt our cross-device, touchscreen-enabled startpages.

The launch of the Microsoft Windows 8 operating system in October 2012 has had an impact on our business.  As it relates to our business with consumer electronics customers that have the Windows 8 operating system pre-installed on their laptop or desktop computers, our startpages are now placed on a second tab when the Internet browser is launched. This has caused us to reduce our revenue expectations from our consumer electronics customers.
Key Initiatives
We are focused on several key initiatives to drive our business:

•	add new, and expand our existing offerings with current, cable, telecom, satellite and consumer electronics customers to increase our consumer reach;

•	continue to expand our offerings of, and invest in, cloud-based services such as e-mail and TV Everywhere and increase the number of customers using our TV Everywhere technology;

•	enhance our direct advertising sales effort to increase the CPMs derived from advertising;

•	extend the availability of our existing and new products and services to additional devices including tablets and smartphones;

•	expand our presence into international markets; and

•	invest in and acquire new technologies and products.
Key Business Metrics
In addition to the line items in our financial statements, we regularly review a number of business metrics related to Internet traffic and search and display advertising to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe disclosing these metrics is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key business metrics, which are unaudited, for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
Key Business Metrics:
Unique Visitors (1)	8,235,583	14,619,254	20,440,169
Search Queries (2)	453,687,989	748,576,869	968,233,560
Advertising Impressions (3)	18,832,969,669	27,749,105,979	42,170,186,571
     Notes:

(1)	Reflects the number of unique visitors to our startpages computed on an average monthly basis during the applicable period.

(2)	Reflects the total number of search queries during the applicable period.

(3)	Reflects the total number of advertising impressions during the applicable period.
Unique Visitors
We define unique visitors as consumers who have visited one of our startpages at least once during a particular time period. We rely on comScore to provide this data. comScore estimates this data based on the U.S. portion of the Internet activity of its worldwide panel of consumers and its proprietary data collection method.
Search Queries
We define search queries as the number of instances in which a consumer entered a query into a search bar on our startpages during a particular time period. We rely on reports from our search partner, Google, to measure the number of such instances.

Advertising Impressions
We define advertising impressions as graphical, textual or video paid advertisements displayed to consumers on our startpages during a particular time period. We rely on reports from technology and advertising partners, including DoubleClick (a division of Google), to measure the number of advertising impressions delivered on our platform.
Components of our Results of Operations
Revenue
We derive our revenue from two categories: revenue generated from search and display advertising activities and subscriber-based revenue, each of which is described below. We record our search and display advertising revenue on a gross basis, which includes the net amount received from Google under our agreement with them. The following table shows the revenue in each category, both in amount and as a percentage of revenue, for 2010, 2011 and 2012.

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Revenue:
Search and display advertising	$45,859	$72,084	$101,559
Subscriber-based	20,373	18,976	20,422
Total revenue	$66,232	$91,060	$121,981
Percentage of revenue:
Search and display advertising	69%	79%	83%
Subscriber-based	31	21	17
Total revenue	100%	100%	100%
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

•
We generate display advertising revenue when consumers view or click on a text, graphic or video advertisement that was delivered on a Synacor-operated startpage. We fill our advertising inventory with advertisements sourced by our direct salesforce, independent advertising sales representatives and advertising network partners. Revenue may be calculated differently depending on our agreements with our advertisers or the agreements between our advertising network partners and their advertisers. It may be calculated on a cost per impression basis, which means the advertiser pays based on the number of times its advertisements appear, or a cost per action basis, which means that an advertiser pays when a consumer performs an action after engaging one of its advertisements. Historically only a small percentage of our display advertising revenue has been calculated on a cost per action basis.

Subscriber-Based Revenue
We define subscriber-based revenue as subscription fees and other fees that we receive from our customers for the use of our proprietary technology and the use of, or access to, e-mail, security, TV Everywhere, games and other services, including value added services and paid content. Monthly subscriber levels typically form the basis for calculating and generating subscriber-based revenue. They are generally determined by multiplying a per-subscriber per-month fee by the number of subscribers using the particular services being offered or consumed. In other cases, the fee is fixed. We recognize revenue from our customers as the service is delivered.

Costs and Expenses
Cost of Revenue
Cost of revenue consists of revenue sharing, content acquisition costs and co-location facility costs. Revenue sharing consists of amounts accrued and paid to our customers for the traffic on our startpage resulting in the generation of search and display advertising revenue. The revenue-sharing agreements with our customers are primarily variable payments based on a percentage of the search and display advertising revenue. Content acquisition agreements may be based on a fixed payment schedule, on the number of subscribers per month, or a combination of both. Fixed-payment agreements are expensed over the term defined in the agreement. Agreements based on the number of subscribers are expensed on a monthly basis. Co-location facility costs consist of rent and operating costs for our data center facilities.
Research and Development
Research and development expenses consist primarily of compensation-related expenses incurred for the development of, enhancements to, and maintenance and operation of our technology and related infrastructure.
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
Interest Expense
Interest expense primarily consists of expenses associated with our long-term debt, capital leases, and amortization of debt issuance costs.
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
Revenue Sharing
We pay our customers a portion of the revenue generated from search and display advertising. The portion paid to our customers depends on, among other things, the consumer base of the customer and their expected ability to drive consumer traffic to our startpages. This revenue consists of the consideration we receive from Google and our display advertising partners in connection with traffic supplied by the applicable customer.
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
Stock-Based Compensation
We account for stock-based compensation in accordance with the authoritative guidance on stock compensation. Under the fair value recognition provisions of this guidance, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. As a result, we are required to estimate the amount of stock-based compensation we expect to be forfeited based on our historical experience. If actual forfeitures differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our common stock, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

Fair Value of Our Common Stock. Because our stock was not publicly traded prior to our initial public offering, the fair value of our common stock underlying our stock options was determined by our board of directors based on valuations prepared by an independent valuation specialist. The board of directors intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. Following the completion of our initial public offering in February 2012, our common stock has been valued by reference to its publicly traded price.
Expected Term. The expected term was estimated using the simplified method allowed under SEC guidance. As we develop more experience, our estimate of the life of awards may change.

Volatility. As we do not have a significant trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the technology industry similar in size, stage of life cycle and financial leverage. We did not rely on implied volatilities of traded options in our industry peers' common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

Risk-free Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Accordingly, we used an expected dividend yield of zero.
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

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Revenue	$66,232	$91,060	$121,981
Costs and operating expenses:
Cost of revenue (1)	36,703	48,661	66,620
Research and development (1)(2)	18,494	20,228	25,603
Sales and marketing (2)	6,211	8,582	9,120
General and administrative (1)(2)	5,656	6,879	11,011
Depreciation	2,506	2,667	3,779
Total costs and operating expenses	69,570	87,017	116,133
(Loss) income from operations	(3,338)	4,043	5,848
Other (expense) income	(2)	(17)	1
Interest expense	(240)	(109)	(270)
(Loss) income before income taxes	(3,580)	3,917	5,579
Provision (benefit) for income taxes	11	(6,015)	1,764
Net (loss) income	$(3,591)	$9,932	$3,815
Notes:

(1)	Exclusive of depreciation shown separately.

(2)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Research and development	$398	$295	$523
Sales and marketing	202	203	404
General and administrative	268	422	1,072

	Year Ended December 31,
	2010	2011	2012
Revenue	100%	100%	100%
Costs and operating expenses:
Cost of revenue (1)	55	53	55
Research and development (1)	28	22	21
Sales and marketing	9	9	7
General and administrative (1)	9	8	9
Depreciation	4	3	3
Total costs and operating expenses	105	96	95
(Loss) income from operations	(5)	4	5
Other income (expense)	—	—	—
Interest expense	—	—	—
(Loss) income before income taxes	(5)	4	5
Provision (benefit) for income taxes	—	(7)	1
Net (loss) income	(5)%	11%	3%
Note:

(1)	Exclusive of depreciation shown separately.

Comparison of Years Ended December 31, 2010, 2011 and 2012
Revenue

	Year Ended December 31,			2010 to 2011% Change	2011 to 2012% Change
	2010	2011	2012
	(in thousands)
Revenue:
Search and display advertising	$45,859	$72,084	$101,559	57%	41%
Subscriber-based	20,373	18,976	20,422	(7)%	8%
Total revenue	$66,232	$91,060	$121,981	37%	34%
Percentage of revenue:
Search and display advertising	69%	79%	83%
Subscriber-based	31	21	17
Total revenue	100%	100%	100%
In 2012 our revenue increased by $30.9 million, or 34%, compared to 2011. Search and display advertising revenue increased by $29.5 million, or 41% as a result of increased search queries and advertising impressions on our startpages, driven in part by the launch and subsequent ramping of significant new customers in September 2010 and July 2011. The total number of search queries increased by 29% in 2012, and the total number of advertising impressions increased by 52% in 2012 as compared with 2011. The increase in search queries accounted for approximately 58% of the increase in search and display advertising revenue in 2012, while the increase in advertising impressions accounted for approximately 42%. Subscriber-based revenue increased $1.4 million, or 8% due to increases in TV Everywhere and e-mail revenue, partially offset by a decrease in value added services revenue. The increases in TV Everywhere and email revenue were driven by adding new customers and increased consumer usage. The decrease in value-added services revenue is a result of decreased demand of our value-added service offerings by consumers.
In 2011 our revenue increased by $24.8 million, or 37%, compared to 2010. Search and display advertising revenue increased by $26.2 million, or 57% as a result of increased search queries and advertising impressions on our startpages, driven in part by the launch and subsequent ramping of significant new customers in September 2010 and July 2011. The total number of search queries increased by 65% in 2011, and the total number of advertising impressions increased by 47% in 2011 as compared with 2010. The increase in search queries accounted for approximately 73% of the increase in search and display advertising revenue in 2011, while the increase in advertising impressions accounted for approximately 27%. Subscriber-based revenue decreased $1.4 million, or 7% due to pricing adjustments in the subscriber-based fees we charge in order to participate in greater search and display advertising revenue resulting from the increases in search queries and advertising impressions.
Cost of Revenue

	Year Ended December 31,			2010 to 2011% Change	2011 to 2012% Change
	2010	2011	2012
	(in thousands)
Cost of revenue	$36,703	$48,661	$66,620	33%	37%
Percentage of revenue	55%	53%	55%
Our cost of revenue increased by $18.0 million, or 37%, in 2012 compared to 2011. The increase in our cost of revenue was mainly driven by additional revenue-sharing costs from increased search and display advertising. Cost of revenue as a percentage of revenue increased to 55% of revenue in 2012 from 53% of revenue in 2011 because of changes in search and display advertising revenue attributable to the mix of customers with revenue-sharing arrangements.
Our cost of revenue increased by $12.0 million, or 33%, in 2011 compared to 2010. The increase in our cost of revenue was driven by additional revenue-sharing costs from increased search and display advertising. Cost of revenue as a percentage of revenue declined to 53% of revenue in 2011 from 55% of revenue in 2010 because of changes in search and display advertising revenue attributable to the mix of customers with revenue-sharing arrangements.

Research and Development Expenses

	Year Ended December 31,			2010 to 2011% Change	2011 to 2012% Change
	2010	2011	2012
	(in thousands)
Research and development	$18,494	$20,228	$25,603	9%	27%
Percentage of revenue	28%	22%	21%
Research and development expenses increased by $5.4 million, or 27%, in 2012 compared to 2011. The increase was primarily due to a $4.1 million increase in employee-related costs as a result of the increase in headcount to support new product initiatives and customer deployments. The remaining increase includes a $0.5 million increase for reporting tools and a $0.3 million increase for contractors.
Research and development expenses increased by $1.7 million, or 9%, in 2011 compared to 2010. The increase was primarily due to a $1.5 million increase in employee-related costs as a result of the increase in headcount to support new product initiatives and customer deployments and an increase in bonus payout. In addition, there was a $0.8 million increase in expenses for contractors. These increases were partially offset by a $0.7 million decrease in spending on computer supplies and travel related expenses.
Sales and Marketing Expenses

	Year Ended December 31,			2010 to 2011% Change	2011 to 2012% Change
	2010	2011	2012
	(in thousands)
Sales and marketing	$6,211	$8,582	$9,120	38%	6%
Percentage of revenue	9%	9%	7%
Sales and marketing expenses increased by $0.5 million, or 6%, in 2012 compared to 2011. The increase was primarily due to a $0.9 million increase in employee-related costs as a result of the increase in headcount as we hired salespeople in our advertising department. The offsetting decrease of $0.4 million includes decreases for legal fees and reporting services.
Sales and marketing expenses increased by $2.4 million, or 38%, in 2011 compared to 2010. The increase was primarily due to a $0.9 million increase in employee-related costs as a result of the increase in headcount as we hired salespeople in our advertising department. The remaining increase of $1.5 million includes increases for sales commissions, legal fees, reporting services and public relations costs.
General and Administrative Expenses

	Year Ended December 31,			2010 to 2011% Change	2011 to 2012% Change
	2010	2011	2012
	(in thousands)
General and administrative	$5,656	$6,879	$11,011	22%	60%
Percentage of revenue	9%	8%	9%
General and administrative expenses increased by $4.1 million, or 60%, in 2012 compared to 2011. The increase was primarily due to a $2.0 million increase in spending on administrative expenses associated with being a public company and a $0.5 million increase in employee-related costs as a result of hiring in our finance department. The remainder of the increase includes $0.6 million for stock-based compensation partially driven by the accelerated vesting of stock options upon retirement of service of our former board members upon our initial public offering and $0.4 million increase in rent and other facility-related costs.
General and administrative expenses increased by $1.2 million, or 22%, in 2011 compared to 2010. The increase was primarily due to a $0.6 million increase in employee-related costs as a result of hiring in our executive management and finance departments as well as an increase in bonus payout. The remainder of the increase includes $0.3 million for independent contractors to support our growth.

Depreciation

	Year Ended December 31,			2010 to 2011% Change	2011 to 2012% Change
	2010	2011	2012
	(in thousands)
Depreciation	$2,506	$2,667	$3,779	6%	42%
Percentage of revenue	4%	3%	3%
Depreciation increased by $1.1 million, or 42%, in 2012 compared to 2011. This increase was primarily driven by the purchase of assets to support the addition of new customers.
Depreciation increased by $0.2 million, or 6%, in 2011 compared to 2010. This increase was driven by the purchase of assets to support the addition of new customers.
Other (Expense) Income

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Other (expense) income	$(2)	$(17)	$1
For each of 2010, 2011 and 2012, other (expense) income consisted primarily of interest income coupled with foreign currency transaction losses related to our operations in the United Kingdom.
Interest Expense

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Interest expense	$240	$109	$270
Interest expense increased in 2012 compared to 2011 as a result of higher average capital lease balances. The interest rates applied to those balances remained substantially the same.
Interest expense decreased in 2011 compared to 2010 as a result of lower average capital lease and bank financing balances. The interest rates applied to those balances remained substantially the same year-over-year.
Provision (benefit) for Income Taxes

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Provision (benefit) for income taxes	$11	$(6,015)	$1,764
We had historically incurred operating losses generating net operating loss carryforwards (“NOLs”) which are available to offset taxable income. Due to the uncertainty at December 31, 2010 to generate sufficient taxable income in the future and utilize the NOLs before they expire, we had recorded a valuation allowance to reduce our net deferred tax asset to zero. Consequently, we did not record any material income tax expense in 2010.
In the fourth quarter of 2011, as a result of weighing the positive and negative evidence we determined that we would more likely than not be able to generate sufficient taxable income in the future and would be able to utilize our net operating loss carryforwards. As a result, we recognized a $6.1 million income tax benefit related to the reduction of our deferred tax asset valuation allowance.
In 2012 our income tax provision included $2.9 million of deferred income tax expense, partially offset by a tax benefit of $1.1 million relating to a research and development credit.

Unaudited Quarterly Results of Operations and Other Data
The following tables present our unaudited quarterly results of operations and other data for the eight quarters ended December 31, 2012. This unaudited quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, the statement of operations data includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. You should read this table in conjunction with our financial statements and related notes located elsewhere in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of the results of operations for any future periods.

	For the Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except per-share data)
Statements of Operations Data:
Revenue	$18,694	$19,467	$23,954	$28,945	$30,670	$30,807	$28,326	$32,178
Costs and operating expenses:
Cost of revenue (1)	9,980	10,078	12,814	15,789	16,764	16,876	15,792	17,188
Research and development (1)	4,602	4,718	4,950	5,958	6,288	6,123	6,218	6,974
Sales and marketing	1,796	1,888	2,127	2,771	2,377	2,399	2,000	2,344
General and administrative (1)	1,551	1,512	1,824	1,992	2,840	2,868	2,676	2,627
Depreciation	620	657	673	717	781	934	981	1,083
Total costs and operating expenses	18,549	18,853	22,388	27,227	29,050	29,200	27,667	30,216
Income from operations	145	614	1,566	1,718	1,620	1,607	659	1,962
Net income	111	592	1,485	7,744	1,174	1,199	652	790
Undistributed earnings allocated to preferred stockholders	101	541	1,292	6,692	—	—	—	—
Net income attributable to common stockholders	$10	$51	$193	$1,052	$1,174	$1,199	$652	$790
Net income per share attributable to common stockholders:
Basic	$0.01	$0.03	$0.08	$0.35	$0.07	$0.04	$0.02	$0.03
Diluted	$—	$0.03	$0.07	$0.34	$0.04	$0.04	$0.02	$0.03
Note:

(1)	Exclusive of depreciation shown separately
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
In July 2011 we entered into an amended and restated loan and security agreement with a commercial bank. As of December 31, 2012, there was no outstanding principal amount of term loan debt.
The amended and restated loan and security agreement also provides us with a revolving credit line of $6.0 million, which we can draw on at any time before July 2013, subject to a borrowing base calculation. Borrowings under the revolving credit line accrue interest at a per annum rate equal to the bank’s prime rate plus 0.25%, subject to a minimum rate of 4.0% per annum, and must be repaid by July 2013. As of December 31, 2012, $6.0 million was fully available under the revolving credit line, with no outstanding borrowings.

The amended and restated loan and security agreement contains provisions that allow the bank to accelerate repayment of the new term loan, if any, and the revolving credit line upon a material adverse change, as defined in the agreement, as well as other events of default. Our obligations under the agreement are secured by a blanket lien on all of our assets in favor of the bank. The agreement contains certain financial performance, reporting and other covenants, including restrictions on paying dividends and making distributions to our stockholder. As of December 31, 2012, we were in compliance with the covenants.
As of December 31, 2012, we had approximately $41.9 million of cash and cash equivalents and money market funds. We did not have any short-term or long-term investments. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our revolving credit line, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.
Cash Flows

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Statements of Cash Flows Data:
Cash flows (used in) provided by operating activities	$(1,333)	$8,678	$14,657
Cash flows used in investing activities	(1,558)	(1,848)	(4,869)
Cash flows (used in) provided by financing activities	(2,159)	(1,317)	21,237
Cash (Used in) Provided by Operating Activities
Operating activities provided $14.7 million of cash in 2012. The cash flow from operating activities primarily resulted from our net income, adjusted for non-cash items, and changes in our operating assets and liabilities. We had net income of $3.8 million, which included a non-cash benefit from deferred income taxes of $1.6 million, non-cash depreciation of $3.8 million and non-cash stock-based compensation of $2.0 million. Changes in our operating assets and liabilities provided $3.5 million of cash, primarily due to an increase of our accounts payable of $2.3 million and an increase of our accrued expenses and other current liabilities of $1.7 million, partially offset by increases in our accounts receivable of $1.3 million. The increase in our accounts payable was attributable to a $1.4 million increase due to the timing of, and a change in payment terms with, a customer for their revenue share payment. The remaining increase of $0.9 million was primarily driven by increased spending due to the growth of our revenue-share payments associated with our revenue growth. The increase in our accrued expenses and other liabilities of $1.7 million was primarily driven by a $1.0 million increase for operating related expenses and components of our cost of revenue and a $0.5 million increase in our bonus accrual. The increase in our accounts receivable was primarily due to our revenue growth in 2012.
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

Cash Used in Investing Activities
Cash used in investing activities in 2012 was $4.9 million consisting of $4.3 million of purchases of property, equipment and software to build out our data centers and $0.6 million paid for the acquisition of Carbyn.
Cash used in investing activities in 2011 was $1.8 million consisting principally of purchases of property, equipment and software to build out our data centers.
Cash used in investing activities in 2010 was $1.6 million consisting principally of purchases of property, equipment and software to build out our data centers.
Cash (Used in) Provided by Financing Activities
For the year ended 2012, net cash provided by financing activities was $21.2 million, consisting of $25.4 million of proceeds from issuance of common stock in our public offering, partially offset by cash paid for issuance costs of $2.8 million, and $1.2 million of proceeds from the exercise of common stock options, partially offset by $2.6 million for repayments on our capital lease obligations and bank financing.
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
Recently Issued and Adopted Accounting Pronouncements
Comprehensive Income
In June 2011, the FASB issued new authoritative guidance on comprehensive income that eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the requirement regarding the presentation of reclassification adjustments out of accumulated other comprehensive income was deferred indefinitely. We adopted this authoritative guidance in our interim period ending March 31, 2012.
Testing Goodwill for Impairment
In September 2011, the FASB issued new authoritative guidance that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not, less than its carrying value. The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this new authoritative guidance for our goodwill impairment test performed during the first quarter of 2012.
Off-Balance Sheet Arrangements
At December 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
We lease office space and data center space under operating lease agreements and certain equipment under capital lease agreements. We are also obligated to make payments under various contracts with vendors and customers, principally for revenue-sharing and content arrangements.

The following table sets forth our future contractual obligations as of December 31, 2012:

	Payments due by period
	Total	2013	2014	2015	2016	2017

Capital lease obligations	$4,053	$2,280	$1,640	$133	$—	$—
Operating lease obligations	3,137	1,339	1,041	639	118	—
Contract commitments	8,587	4,648	1,419	1,080	1,080	360
Total	$15,777	$8,267	$4,100	$1,852	$1,198	$360
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
Our financial statements are submitted on pages F-1 through F-20 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure and Control Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information require to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012. This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm due to a transition period established by the Jumpstart Our Business Startups Act, or JOBS Act, for emerging growth companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the information in our proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012.
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
The information required by this item is incorporated by reference to the information in our proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information in our proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information in our proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the information in our proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements: See Financial Statements and Supplementary Data, Part II, Item 8.

(b)
Financial Statement Schedules: Financial Statement Schedules have been omitted either because they are not required or because the information required is included in the notes to the financial statements.

(c)	Exhibits: See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNACOR, INC.
By:	/S/ RONALD N. FRANKEL
Ronald N. Frankel
President and Chief Executive Officer
Dated: March 26, 2013
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald N. Frankel and William J. Stuart, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RONALD N. FRANKEL	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2013
Ronald N. Frankel
/S/ WILLIAM J. STUART	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2013
William J. Stuart
/S/ MARWAN FAWAZ	Director	March 26, 2013
Marwan Fawaz
/S/ GARY L. GINSBERG	Director	March 26, 2013
Gary L. Ginsberg
/S/ ANDREW KAU	Director	March 26, 2013
Andrew Kau
/S/ JORDAN LEVY	Director	March 26, 2013
Jordan Levy
/S/ MICHAEL J. MONTGOMERY	Director	March 26, 2013
Michael J. Montgomery

EXHIBITS
The following exhibits are incorporated by reference herein or filed here within:

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number
3.1	Fifth Amended and Restated Certificate of Incorporation	S-1/A	333-178049	1/30/2012	3.2
3.2	Amended and Restated Bylaws	S-1/A	333-178049	1/30/2012	3.4
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and certain key employees	S-1	333-178049	11/18/2011	10.1
10.2.1*	2000 Stock Plan	S-1	333-178049	11/18/2011	10.2.1
10.2.2*	Amendment to 2000 Stock Plan, adopted September 30, 2004	S-1	333-178049	11/18/2011	10.2.2
10.2.3*	Amendment to 2000 Stock Plan, adopted June 9, 2006	S-1	333-178049	11/18/2011	10.2.3
10.2.4*	Amendment to 2000 Stock Plan, adopted October 19, 2006	S-1	333-178049	11/18/2011	10.2.4
10.2.5*	Amendment to 2000 Stock Plan, adopted July 31, 2008	S-1	333-178049	11/18/2011	10.2.5
10.2.6*	Form of Stock Option Agreement under 2000 Stock Plan	S-1/A	333-178049	1/30/2012	10.2.6
10.2.7*	Stock Option Agreement under 2000 Stock Plan with Ronald N. Frankel	S-1/A	333-178049	1/30/2012	10.2.7
10.3.1*	2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.1
10.3.2*	Amendment No. 1 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.2
10.3.3*	Amendment No. 2 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.3
10.3.4*	Amendment No. 3 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.4
10.3.5*	Amendment No. 4 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.5
10.3.6*	Amendment No. 5 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.6
10.3.7*	Amendment No. 6 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.7
10.3.8*	Amendment No. 7 to 2006 Stock Plan	S-1/A	333-178049	1/18/2012	10.3.8
10.3.9*	Form of Stock Option Agreement under 2006 Stock Plan with Jordan Levy	S-1/A	333-178049	1/30/2012	10.3.9

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number
10.3.10*	Stock Option Agreement under 2006 Stock Plan with Ronald N. Frankel	S-1/A	333-178049	1/30/2012	10.3.10
10.3.11*	Form of Stock Option Agreement with Ronald N. Frankel under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.11
10.3.12*	Form of Stock Option Agreement with George G. Chamoun under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.12
10.3.13*	Form of Stock Option Agreement with Scott A. Bailey under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.13
10.3.14*	Form of Director Stock Option Agreement under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.14
10.3.15*	Form of Director Stock Option Agreement under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.15
10.4.1*	2012 Equity Incentive Plan	S-1/A	333-178049	1/18/2012	10.4
10.4.2*	Form of Stock Option Agreement under 2012 Equity Incentive Plan	S-1/A	333-178049	1/30/2012	10.4.2
10.4.3*	Form of Stock Unit Agreement under 2012 Equity Incentive Plan	S-1/A	333-178049	1/30/2012	10.4.3
10.4.4*	Form of Stock Option Agreement with Ronald N. Frankel under 2012 Equity Incentive Plan					X
10.4.5*	Form of Early Exercise Stock Option Agreement under 2012 Equity Incentive Plan					X
10.4.6*	Form of Option Agreement with Scott A. Bailey and George G. Chamoun under 2012 Equity Incentive Plan					X
10.4.7*	Form of Option Agreement with William J. Stuart under 2012 Equity Incentive Plan					X
10.5.1*	Letter Agreement dated July 31, 2007 with Ronald N. Frankel	S-1	333-178049	11/18/2011	10.5.1
10.5.2*	Severance Agreement with Ronald N. Frankel	S-1/A	333-178049	12/23/2011	10.5.2
10.6*	Letter Agreement dated October 15, 2010 with Scott A. Bailey	S-1	333-178049	11/18/2011	10.6
10.7.1*	Employment and Noncompetition Agreement dated December 22, 2000 between George G. Chamoun and CKMP, Inc.	S-1	333-178049	11/18/2011	10.7.1
10.7.2*	Severance Agreement with George G. Chamoun	S-1/A	333-178049	12/23/2011	10.7.2
10.8*	Letter Agreement dated August 3, 2011 with William J. Stuart	S-1	333-178049	11/18/2011	10.8
10.9.1†	Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated as of April 1, 2010	S-1/A	333-178049	2/1/2012	10.9.1
10.9.2†	Amendment #1 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated as of October 1, 2010	S-1/A	333-178049	1/13/2012	10.9.2
10.9.3†	Amendment #2 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated as of May 25, 2011	S-1/A	333-178049	1/13/2012	10.9.3

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number
10.9.4†	Amendment #3 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated as of December 9, 2011	S-1/A	333-178049	1/13/2012	10.9.4
10.10.1†	Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated as of January 1, 2012	10-Q	001-33843	11/14/2012	10.1.1
10.10.2†	Amendment #1 to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated as of July 1, 2012	10-Q	001-33843	11/14/2012	10.1.2
10.10.3†	Amendment #2 to Master Services Agreement between Qwest Corporation and Synacor, Inc. dated as of August 23, 2012	10-Q	001-33843	11/14/2012	10.1.3
10.11*	2007 Management Cash Incentive Plan	10-Q	001-33843	5/15/2012	10.1
10.12†	Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated as of July 1, 2010	S-1/A	333-178049	2/1/2012	10.12
10.13.1†	Google Services Agreement between Google Inc. and Synacor, Inc. dated as of March 1, 2011	S-1/A	333-178049	2/1/2012	10.13.1
10.13.2†	Amendment Number One to Google Services Agreement between Google Inc. and Synacor, Inc. dated as of July 1, 2011	S-1/A	333-178049	12/29/2011	10.13.2
10.14.1	Sublease dated March 3, 2006 between Ludlow Technical Products Corporation and Synacor, Inc.	S-1	333-178049	11/18/2011	10.14.1
10.14.2	First Amendment to Sublease dated as of September 25, 2006	S-1	333-178049	11/18/2011	10.14.2
10.14.3	Second Amendment to Sublease dated as of February 27, 2007	S-1	333-178049	11/18/2011	10.14.3
10.15.1*	Letter Agreement dated March 1, 2008 with Jordan Levy	S-1/A	333-178049	1/30/2012	10.15.1
10.15.2*	Letter Agreement dated June 23, 2009 with Jordan Levy	S-1/A	333-178049	1/30/2012	10.15.2
10.15.3*	Letter Agreement dated March 1, 2008 with Ronald N. Frankel	S-1/A	333-178049	1/30/2012	10.15.3
10.15.4*	Letter Agreement dated June 23, 2009 with Ronald N. Frankel	S-1/A	333-178049	1/30/2012	10.15.4
10.15.5*	Letter Agreement dated March 1, 2008 with George G. Chamoun	S-1/A	333-178049	1/30/2012	10.15.5

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number
10.15.6*	Letter Agreement dated June 23, 2009 with George G. Chamoun	S-1/A	333-178049	1/30/2012	10.15.6
10.16*	Form of Common Stock Repurchase Agreement	S-1/A	333-178049	1/30/2012	10.16
10.17.1#	Master Services Agreement between Verizon Corporate Services Group Inc. and Synacor, Inc. dated as of July 25, 2011					X
10.17.2#	Amendment #1 to Master Services Agreement between Verizon Corporate Services Group Inc. and Synacor, Inc. dated as of December 20, 2012					X
21.1	List of subsidiaries	S-1/A	333-178049	1/18/2012	21.1
23	Consent of Deloitte & Touche LLP					X
24.1	Power of Attorney (contained in the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1‡	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase
101.LAB††	XBRL Taxonomy Extension Label Linkbase
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase
101.DEF††	XBRL Taxonomy Extension Definition Linkbase

Notes:

†	Confidential treatment has been granted for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.
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

††
XBRL (Extensible Business Reporting Language) information is "furnished" and not "filed" or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.

*	Indicates management contract or compensatory plan or arrangement.
#	Confidential treatment requested for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Synacor, Inc.
Buffalo, New York
We have audited the accompanying consolidated balance sheets of Synacor, Inc. and subsidiary (the "Company") as of December 31, 2011 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Williamsville, New York
March 26, 2013

SYNACOR, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2012
(In thousands except for share and per share data)

	2011	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,925	$41,944
Accounts receivable—net of allowance of $25 and $25	14,336	15,624
Deferred income taxes	3,534	1,999
Prepaid expenses and other current assets	1,811	1,831
Total current assets	30,606	61,398
PROPERTY AND EQUIPMENT—Net	8,301	11,043
DEFERRED INCOME TAXES, NON-CURRENT	2,549	2,527
OTHER LONG-TERM ASSETS	1,926	543
GOODWILL	—	819
TOTAL ASSETS	$43,382	$76,330
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,498	$14,204
Accrued expenses and other current liabilities	5,492	7,328
Current portion of bank financing	250	—
Current portion of capital lease obligations	1,593	2,127
Total current liabilities	19,833	23,659
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	2,098	1,712
OTHER LONG-TERM LIABILITIES	71	148
Total liabilities	22,002	25,519
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value—30,000,000 shares authorized, 3,052,856 issued and 2,733,356 outstanding at December 31, 2011, and 100,000,000 authorized, 27,517,665 issued and 27,198,165 shares outstanding at December 31, 2012	31	275
Preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding at December 31, 2012	—	—
Convertible preferred stock, $0.01 par value—Series A, 5,709,638 shares authorized and 5,548,508 shares issued and outstanding at December 31, 2011, and no shares authorized, issued and outstanding at December 31, 2012	5,077	—
Convertible preferred stock, $0.01 par value—Series A-1, 570,344 shares authorized and 570,344 shares issued and outstanding at December 31, 2011, and no shares authorized, issued and outstanding at December 31, 2012	730	—
Convertible preferred stock, $0.01 par value—Series B, 3.500,000 shares authorized and 2,737,500 shares issued and outstanding at December 31, 2011, and no shares authorized, issued and outstanding at December 31, 2012	5,401	—
Convertible preferred stock, $0.01 par value—Series C, 2,740,407 shares authorized and 2,740,407 shares issued and outstanding at December 31, 2011, and no shares authorized, issued and outstanding at December 31, 2012	17,224	—
Treasury stock—at cost, 319,500 shares at December 31, 2011 and 2012	(569)	(569)
Additional paid-in capital	45,639	99,449
Accumulated deficit	(52,153)	(48,338)
Accumulated other comprehensive income	—	(6)
Total stockholders’ equity	21,380	50,811
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,382	$76,330
The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2011, AND 2012
(In thousands except for share and per share data)

	2010	2011	2012
REVENUE	$66,232	$91,060	$121,981
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation shown separately below)	36,703	48,661	66,620
Research and development (exclusive of depreciation shown separately below)	18,494	20,228	25,603
Sales and marketing	6,211	8,582	9,120
General and administrative (exclusive of depreciation shown separately below)	5,656	6,879	11,011
Depreciation	2,506	2,667	3,779
Total costs and operating expenses	69,570	87,017	116,133
(LOSS) INCOME INCOME FROM OPERATIONS	(3,338)	4,043	5,848
OTHER (EXPENSE) INCOME	(2)	(17)	1
INTEREST EXPENSE	(240)	(109)	(270)
(LOSS) INCOME BEFORE INCOME TAXES	(3,580)	3,917	5,579
PROVISION (BENEFIT) FOR INCOME TAXES	11	(6,015)	1,764
NET (LOSS) INCOME	(3,591)	9,932	3,815
UNDISTRIBUTED EARNINGS ALLOCATED TO PREFERRED STOCKHOLDERS	—	8,583	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,591)	$1,349	$3,815
NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$(1.93)	$0.59	$0.16
Diluted	$(1.93)	$0.45	$0.14
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	1,865,294	2,303,443	24,411,194
Diluted	1,865,294	21,974,403	28,097,313
The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010, 2011, AND 2012
(In thousands)

	2010	2011	2012
Net (loss) income	$(3,591)	$9,932	$3,815
Other comprehensive income:
Change in foreign currency translation adjustment	—	—	(6)
Comprehensive (loss) income	$(3,591)	$9,932	$3,809
The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2011, AND 2012
(In thousands except for share data)

	Common Stock		Treasury Stock (Common)		Series A Preferred Stock		Series A-1 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
BALANCE - January 1, 2010	1,834,946	$18	(244,500)	$(368)	5,548,508	$5,077	570,344	$730	2,737,500	$5,401	2,740,407	$17,224	$43,465	$—	$(58,494)	$13,053
Exercise of common stock options	69,207	1											26			27
Stock-based compensation expense													868			868
Repurchase of common shares			(75,000)	(201)												(201)
Net income															(3,591)	(3,591)
BALANCE - December 31, 2010	1,904,153	19	(319,500)	(569)	5,548,508	5,077	570,344	730	2,737,500	5,401	2,740,407	17,224	44,359	—	(62,085)	10,156
Exercise of common stock options	1,148,703	12											360			372
Stock-based compensation expense													920			920
Net loss															9,932	9,932
BALANCE - December 31, 2011	3,052,856	31	(319,500)	(569)	5,548,508	5,077	570,344	730	2,737,500	5,401	2,740,407	17,224	45,639	—	(52,153)	21,380
Issuance of common stock upon initial public offering, net of offering costs	5,454,545	54											22,293			22,347
Conversion of preferred stock to common stock upon initial public offering	17,395,136	174			(5,548,508)	(5,077)	(570,344)	(730)	(2,737,500)	(5,401)	(2,740,407)	(17,224)	28,258			—
Exercise of common stock options	1,615,128	16											1,196			1,212
Stock-based compensation expense													2,063			2,063
Net income															3,815	3,815
Other comprehensive income														(6)		(6)
BALANCE - December 31, 2012	27,517,665	$275	(319,500)	$(569)	—	$—	—	$—	—	$—	—	$—	$99,449	$(6)	$(48,338)	$50,811
The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2011, AND 2012
(In thousands)

	2010	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,591)	$9,932	$3,815
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	2,506	2,667	3,779
Stock-based compensation expense	868	920	1,999
Loss on disposal of property and equipment	5	11	35
Deferred income taxes	—	(6,083)	1,557
Change in assets and liabilities:
Accounts receivable, net	(1,881)	(4,682)	(1,288)
Prepaid expenses and other current assets	(484)	(45)	253
Other long-term assets	(121)	164	380
Accounts payable	1,081	4,120	2,335
Accrued expenses and other current liabilities	444	1,709	1,715
Other long-term liabilities	(160)	(35)	77
Net cash (used in) provided by operating activities	(1,333)	8,678	14,657
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,558)	(1,848)	(4,269)
Cash paid for business acquisition	—	—	(600)
Net cash used in investing activities	(1,558)	(1,848)	(4,869)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank financing	588	—	—
Proceeds from sale/leaseback	—	794	—
Repayment on bank financing	(250)	(500)	(250)
Repayments on capital lease obligations	(2,323)	(1,719)	(2,336)
Proceeds from exercise of common stock options	27	372	1,212
Purchase of treasury stock	(201)	—	—
Proceeds from initial public offering	—	—	25,364
Initial public offering costs	—	(264)	(2,753)
Net cash (used in) provided by financing activities	(2,159)	(1,317)	21,237
Effect of exchange rate changes on cash and cash equivalents	—	—	(6)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,050)	5,513	31,019
CASH AND CASH EQUIVALENTS—Beginning of year	10,462	5,412	10,925
CASH AND CASH EQUIVALENTS—End of year	$5,412	$10,925	$41,944
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$247	$110	$259
Cash paid for income taxes	—	82	134
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Property and equipment acquired under capital lease obligations and bank financing	$1,840	$2,185	$2,484
Accrued business acquisition costs	—	—	500
Accrued property and equipment expenditures	—	235	269
Accrued initial public offering costs	—	1,042	—
The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011, AND 2012, AND
FOR THE YEARS ENDED DECEMBER 31, 2010, 2011, AND 2012
(In thousands except for share and per share data)
1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Synacor, Inc., together with its wholly-owned subsidiary, Synacor, Canada, Inc. (collectively, the “Company”), is a leading provider of startpages, TV Everywhere solutions, Identity Management (IDM) and various cloud-based services across multiple devices for cable, satellite, telecom and consumer electronics companies. The Company is also a leading provider of authentication and aggregation solutions for delivery of online content. The Company's technology allows its customers to package a wide array of online content and cloud-based services with their high-speed Internet, communications, television and other offerings. The Company's customers offer the Company's services under their own brands on Internet-enabled devices such as PCs, tablets, smartphones and connected TVs.

Initial Public Offering—    In February 2012, the Company completed its initial public offering whereby 6,818,170 shares of common stock were sold to the public at a price of $5.00 per share. The Company sold 5,454,545 common shares and selling stockholders sold 1,363,625 common shares. The Company received aggregate proceeds of $25,364 from the initial public offering, net of underwriters’ discounts and commissions but before deducting offering expenses of approximately $3,016.
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
Basis of Presentation—The consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiary, Synacor Canada, Inc. All intercompany balances and transactions have been eliminated in consolidation.
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
Revenue Recognition—The Company derives revenue from two categories: revenue generated from search and display advertising activities and subscriber-based revenue, each of which is described below. Search and display advertising is recorded on a gross basis, which includes the net amount received from Google under the Company’s agreement with Google. The following table shows the revenue in each category for the years ended December 31, 2010, 2011 and 2012 (in thousands):

	Year Ended December 31,
	2010	2011	2012
Search and display advertising	$45,859	$72,084	$101,559
Subscriber-based	20,373	18,976	20,422
Total revenue	$66,232	$91,060	$121,981
The Company uses Internet search and display advertising to generate revenue from the traffic on its startpages.

•
In the case of search advertising, the Company has a revenue-sharing relationship with Google, pursuant to which it includes a Google-branded search tool on its startpages. When a consumer makes a search query using this tool, the Company delivers the query to Google and they return search results to consumers that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with the Company, which in turn is shared with the applicable customer. The net payment received from Google is recognized as revenue.

•
Display advertising revenue is generated when consumers view or click on a text, graphic, or video advertisement that was delivered on one of the Company's startpages. Advertising inventory is filled with advertisements sourced by the Company’s direct sales force, independent advertising sales representatives, and also advertising network partners. Display advertising revenue is calculated on a cost per impression basis, which means the advertiser pays based on the number of times its advertisements appear, or a cost per action basis, which means that an advertiser pays when a consumer performs an action after engaging one of its advertisements. Historically, only a small percentage of display advertising has been calculated on a cost per action basis.

Subscriber-based revenue is defined as subscription fees and other fees that the Company receives from customers for the use of its proprietary technology, including the use of, or access to, e-mail, security, games and other value added services and paid content. Monthly subscriber levels typically form the basis for calculating and generating subscriber-based revenue. They are generally determined by multiplying a per-subscriber per-month fee by the number of subscribers using the particular services being offered or consumed. In other cases, the fee is fixed. Revenue is recognized from customers as the service is delivered.
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
Cost of Revenue—Cost of revenue consists of revenue sharing, content acquisition costs and co-location facility costs. Revenue sharing consists of amounts accrued and paid to customers for the traffic on their startpage resulting in the generation of search and display advertising revenue. The revenue-sharing agreements with customers are primarily variable payments based on a percentage of the search and display advertising revenue. Content-acquisition agreements may be based on a fixed payment schedule, on the number of subscribers per month, or a combination of both. Fixed-payment agreements are expensed on a straight-line basis over the term defined in the agreement. Agreements based on the number of subscribers are expensed on a monthly basis. Co-location facility costs consist of rent and operating costs for the Company’s data center facilities.

Concentrations of Risk—As of December 31, 2011 and 2012, and for the years ended December 31, 2010, 2011, and 2012 the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable and revenue as follows:

	Accounts Receivable		Revenue
	2011	2012	2010	2011	2012
Google	45%	40%	49%	57%	56%
Customer A (1)	11	9	14	N/A	N/A
Note:

(1)
For this purpose revenue includes only revenue earned directly by the Company from this customer for subscriber-based services and excludes revenue attributable to search and display advertising on the startpage. For the years ended December 31, 2011 and 2012, the revenue earned directly from Customer A was less than 10%.

For the years ended December 31, 2010, 2011 and 2012, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue. The costs represent revenue share paid to customers for their supply of Internet traffic on the Company's startpages.

	Cost of Revenue
	2010	2011	2012
Customer A	21%	14%	20%
Customer B	25	18	13
Customer C (1)	N/A	11	17
Customer D (2)	N/A	N/A	12
Note:

(1)	For the year ended December 31, 2010, the revenue share payments received by Customer C was less than 10%.

(2)	For the years ended December 31, 2010 and 2011, the revenue share payments received by Customer D were less than 10%.
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash primarily in checking and money market accounts with high credit quality financial institutions, which, at times, have exceeded federally insured limits. At December 31, 2012, the Company had no cash at financial institutions that was in excess of the federally insured limits.
Research and Development—Research and development expenses consist primarily of compensation related expenses incurred for the development of, enhancements to, and maintenance and operation of the Company’s technology and related infrastructures.
Software Development Costs—Costs incurred during the preliminary project stage for software programs are expensed as incurred. External and internal costs incurred during the application development stage of new software development as well as for upgrades and enhancements for software programs that result in additional functionality are capitalized. In 2010 and 2011 the Company had not incurred significant external or internal costs related to the application development stage. In 2012, the Company incurred $778 of combined internal and external costs related to the application development stage. Internal and external training and maintenance costs are expensed as incurred.
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
Stock-Based Compensation—The Company records compensation costs related to stock-based awards in accordance with FASB ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized ratably over the requisite service period of the award. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates prevesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest. See Note 9, Stock-based Compensation, for additional information on stock-based compensation.
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
The Company accounts for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2012, there was no accrued interest or penalties related to uncertain tax positions.
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
Fair Value of Financial Instruments—The carrying amounts of the Company’s capital leases and bank financing approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at December 31, 2011 and 2012.
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
In accordance with ASC 820, included within the Company’s cash and cash equivalents as of December 31, 2011 and 2012 are $1,295 and $0, respectively, of money market funds that are classified as Level 1 financial assets. The fair value of cash and cash equivalents are primarily composed of the Company’s investments in money market instruments with original maturities of three months or less. The Company’s cash and cash equivalent balances excluded above are composed of cash, certificates of deposits with original maturities of one month or less, and overnight investments.
Acquisition—In January 2012, the Company acquired the assets of Carbyn, Inc., or Carbyn, an Ontario, Canada-based company. The assets acquired are principally comprised of mobile device software and technology and other intellectual property, which the Company is using to enhance its efforts in the development of next generation web applications for mobile devices. The aggregate purchase price is up to $1,100 for the acquired assets, of which $600 was paid upon consummation of the acquisition and the remaining $500 is due in April 2013 unless such amount is offset in satisfaction of certain indemnification obligations of Carbyn. In addition, the Company hired seven employees from Carbyn who accepted employment with Synacor Canada, Inc., a newly-formed and wholly-owned subsidiary of the Company. The acquisition and its impact on the balance sheet and results of operations are not material. The purchase price was allocated to the assets acquired based on their respective fair values as of the acquisition date, with the amount exceeding the fair value recorded as goodwill of $819.
Joint Venture—In March 2013, the Company entered into a Joint Venture Agreement, pursuant to which it will initially own 50% of the newly formed Synacor China, Ltd (the JV Company). The Company has agreed to provide $400 in initial funding and up to $1,600 in additional funding to the JV Company over the next two years. Subject to the completion of customary regulatory requirements, the JV Company will, through a wholly foreign-owned subsidiary in the People's Republic of China (the “PRC”), supply authentication and aggregation solutions for the delivery of online content and series to customers in the PRC.
2. PROPERTY AND EQUIPMENT—NET
As of December 31, property and equipment, net consisted of the following (in thousands):

	2011	2012
Computer equipment (1)	$13,032	$17,630
Computer software	1,409	3,715
Furniture and fixtures	1,049	1,050
Leasehold improvements	690	732
Work in process	760	226
Other	173	173
	17,113	23,526
Less accumulated depreciation (2)	(8,812)	(12,483)
Total property and equipment—net	$8,301	$11,043
Notes:

(1)	Includes equipment under capital lease obligations of approximately $3,442 and $5,882 as of December 31, 2011 and 2012, respectively.

(2)	Includes $687 and $1,834 of accumulated depreciation of equipment under capital leases as of December 31, 2011 and 2012, respectively.

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
As of December 31, accrued expenses and other current liabilities consisted of the following (in thousands):

	2011	2012
Accrued compensation	$3,612	$4,265
Accrued content fees	334	555
Accrued business acquisition consideration	—	500
Unearned revenue on contracts	255	297
Other	1,291	1,711
Total	$5,492	$7,328

4. BANK FINANCING
During 2012 the Company repaid in full its term loan principal amount of $250 outstanding as of December 31, 2011.
The Company has the ability to borrow $6,000 under a revolving credit line until July 2013. Any borrowings under the revolving credit line accrue interest at the greater of 4% or prime rate plus margin of 0.25% and must be repaid by July 2013. There were no borrowings outstanding on the revolving credit line as of December 31, 2011 or 2012.
The revolving credit line agreement contains provisions that would allow the lender to accelerate repayment of any borrowing upon a material adverse change as defined in the agreement. The term loan and the revolving credit line agreement contain certain financial performance and reporting covenants, and at December 31, 2011 and 2012, the Company was in compliance with the covenants.
5. INCOME TAXES
The provision (benefit) for income taxes for the years ended December 31, 2010, 2011, and 2012, comprised the following (in thousands):

	2010	2011	2012
Current:
United States Federal	$2	$47	$151
State	—	7	20
Foreign	9	14	36
Total current provision for income taxes	11	68	207
Deferred:
United States Federal	(786)	1,954	1,022
State	(158)	373	535
Foreign	—	40	—
Total deferred (benefit) provision for income taxes	(944)	2,367	1,557
Less increase (decrease) in valuation allowance	944	(8,450)	—
Net deferred provision (benefit) for income taxes	—	(6,083)	1,557
Total (benefit) provision for income taxes	$11	$(6,015)	$1,764

The income tax effects of significant temporary differences and carryforwards that give rise to deferred income tax assets and liabilities as of December 31, 2011 and 2012 are as follows (in thousands):

	2011	2012
Deferred income tax assets:
Stock and other compensation expense	$351	$835
Net operating losses	6,179	2,763
Research and development credits	—	1,676
Other federal and state carryforwards	116	375
Other	89	71
Gross deferred tax assets	6,735	5,720
Deferred income tax liabilities:
Fixed assets	(621)	(566)
Other	(5)	(1)
Gross deferred tax liabilities	(626)	(567)
Subtotal	6,109	5,153
Less unrecognized tax benefit liability	(26)	(627)
Net deferred tax assets	$6,083	$4,526

Recorded as:
Current deferred tax assets	$3,534	$1,999
Non-current deferred tax assets	2,549	2,527
Net deferred tax assets	$6,083	$4,526
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2010	2011	2012
Balance—beginning of year	$—	$244	$26
Additions for tax positions of prior years	244	—	601
Reductions for tax positions of prior years	—	(218)	—
Balance—end of year	$244	$26	$627
The tax positions at the end of 2010 and 2011 were primarily related to changes in tax depreciation methods related to fixed assets placed in service in prior years. The tax positions at the end of 2012 were primarily related to research and development carryforwards.
If the $627 of unrecognized tax benefits as of December 31, 2012 is recognized, approximately $614 would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed. The Company does not expect any material changes to its unrecognized tax benefits within the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011 and 2012, penalties and interest were immaterial.

The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. states and foreign jurisdictions. The tax years 2003 to 2011 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. The Company is currently not under examination in any major taxing jurisdictions.

The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries, as such earnings are to be reinvested offshore indefinitely. The income tax liability would be insignificant if these earnings were to be repatriated.
On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012 (the "2012 Act"). Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Act extends the research credit for two years to December 31, 2013. The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011. The retroactive tax effects for 2012 and the tax effects for 2013 will be recognized by the Company in the 2013 financial statements.
Income tax (benefit) expense for the years ended December 2010, 2011, and 2012, differs from the expected income tax (benefit) expense calculated using the statutory U.S. Federal income tax rate as follows (dollars in thousands):

	2010		2011		2012
Federal income tax (benefit) expense at statutory rate	$(1,217)	34%	$1,332	34%	$1,895	34%
State and local taxes—net of federal benefit	(158)	4	251	6	310	6
Foreign taxes	—	—	54	1	14	—
Expiration of or changes to federal and state NOLs	135	(4)	(42)	(1)	446	8
Federal research and development credit	—	—	—	—	(1,676)	(30)
Valuation allowance	944	(26)	(7,959)	(203)	—	—
Permanent differences	256	(7)	349	9	291	5
Uncertain tax position current activity	—	—	—	—	586	11
Other	51	(1)	—	—	(102)	(2)
Total	$11	—%	$(6,015)	(154)%	$1,764	32%
The Company had federal and state net operating loss (“NOL”) carryforwards of approximately $7,300 and $6,400, respectively, at December 31, 2012. In addition, the Company has approximately $2,000 of NOL carryforwards created by windfall tax benefits relating to stock compensation for which no deferred tax assets have been recorded. The Company had federal and state NOLs of approximately $16,100 and $14,700, respectively, at December 31, 2011. The NOLs will begin to expire in 2023. At December 31, 2010 due to the uncertainty as to the ability to generate sufficient taxable income in the future and utilize the NOLs before they expire, the Company had recorded a valuation allowance to reduce the net deferred tax asset to zero. At December 31, 2011, the Company weighed the positive and negative evidence and determined that it will more likely than not be able to generate sufficient taxable income in the future to be able to utilize the entire NOL in future periods. Therefore, the valuation allowance had been reduced to zero as of December 31, 2011.
6. INFORMATION ABOUT SEGMENT AND GEOGRAPHIC AREAS
The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a total Company basis, accompanied by information about revenue by major service line for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the Company level. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure.

The following table sets forth revenue and long-lived tangible assets by geographic area (in thousands):

	Years Ended December 31,
	2010	2011	2012
Revenue:
United States	$65,180	$90,062	$121,306
United Kingdom	766	998	675
Netherlands	286	—	—
Total revenue	$66,232	$91,060	$121,981

	Years Ended December 31,
	2011	2012
Long-lived tangible assets:
United States	$7,680	$10,638
Netherlands	621	405
Total long-lived tangible assets	$8,301	$11,043
7. COMMITMENTS AND CONTINGENCIES
Lease Commitments—The Company leases office space and data center space under operating lease agreements and certain equipment under capital lease agreements with interest rates ranging from 3% to 7%.
Rent expense for operating leases was approximately $1,048, $1,099, and $1,529 for 2010, 2011, and 2012, respectively.
Lease commitments as of December 31, 2012 can be summarized as follows (in thousands):

Years Ending December 31	Operating Lease Commitments
2013	$1,339
2014	1,041
2015	639
2016 and thereafter	118
Total lease commitments	$3,137

Years Ending December 31	Capital Lease Commitments
2013	$2,280
2014	1,640
2015 and thereafter	133
Gross lease commitment	4,053
Less interest	(214)
Net lease commitments	$3,839

Contract Commitments—The Company is obligated to make payments under various contracts with vendors and other business partners, principally for revenue-share and content arrangements. Contract commitments as of December 31, 2012 can be summarized as follows (in thousands):

Years Ending December 31	Contract Commitments
2013	$4,648
2014	1,419
2015	1,080
2016	1,080
2017 and thereafter	360
Total contract commitments	$8,587
Litigation—From time to time, the Company is a party to legal actions. In the opinion of management, the outcome of these matters will not have a material impact on the financial statements of the Company.
8. EQUITY
Common Stock—Effective on February 15, 2012, the Company's board of directors and stockholders approved the Fifth Amended and Restated Certificate of Incorporation. The total number of common shares that the Company is authorized to issue is 100,000,000 with a par value of $0.01 per share.
Preferred Stock— Effective on February 15, 2012, the Company's board of directors and stockholders approved the Fifth Amended and Restated Certificate of Incorporation. The total number of preferred shares that the Company is authorized to issue is 10,000,000 with a par value of $0.01 per share.

Conversion— Each share of Series A, A-1, B, and C preferred stock was convertible at the option of the holder at any time into common stock. The conversion rate was the quotient obtained by dividing the original issue price of the Series A, A-1, B, or C by the conversion price. Subsequent to the Second Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation, the conversion price was adjusted to effect a conversion of one preferred share into one and one-half common shares, as explained in Note 1, The Company and Summary of Significant Accounting Policies. The conversion price was subject to adjustment as set forth in the restated certificate of incorporation for certain dilutive issuances, splits, and combinations, as therein defined. Conversion was automatic upon either the consent of the holders of 66% of the outstanding shares of preferred stock or the effective date of a firm commitment underwritten public offering of the Company's common stock in which the post-offering valuation on a fully diluted basis was at least $150 million and the proceeds are not less than $25 million. All shares of the Company's outstanding preferred stock were converted into common stock in February 2012 in connection with the Company's initial public offering.
9. STOCK-BASED COMPENSATION
The Company recorded $868, $920 and $1,999 of stock-based compensation expense for the years ended December 31, 2010, 2011, and 2012, respectively. No income tax deduction is allowed for incentive stock options ("ISOs"). Accordingly, no deferred income tax asset is recorded for the expense related to these options. Stock option grants of non-qualified stock options ("NSOs") result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised.
Total stock-based compensation expense included in the accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2010, 2011, and 2012, is as follows (in thousands):

	2010	2011	2012
Research and development	$398	$295	$523
Sales and marketing	202	203	404
General and administrative	268	422	1,072
Total stock-based compensation expense	$868	$920	$1,999
Equity Incentive Plans—The Company has four stock option plans, which authorize the Company to grant of up to 8,170,359 stock options (ISOs and NSOs), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and performance cash awards. The ISOs and NSOs will be granted at a price per share not less than the fair value of the Company's common stock at the date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining 75% vesting monthly thereafter. Options granted generally are exercisable up to 10 years. The Company began granting RSUs in December 2012, which generally vest over a four year period with 25% vesting at the end of one year and the remaining 75% vesting quarterly thereafter.

Stock Option Activity—A summary of stock option activity for the year ended December 31, 2012 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding—January 1, 2012	5,082,776	$2.14
Granted	1,341,075	7.56
Exercised	(1,615,128)	0.75
Forfeited	(297,916)	4.99
Outstanding—December 31, 2012	4,510,807	4.06	$9,066	7.44
Expected to vest—December 31, 2012	4,123,598	3.92	$8,680	7.30
Vested and exercisable—December 31, 2012	1,943,335	2.14	$6,495	5.48

Aggregate intrinsic value represents the difference between the Company's closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company's closing stock price as reported on the NASDAQ as of December 31, 2012 was $5.47. The total intrinsic value of options exercised was approximately $170, $6,461 and $7,622 for the years ended December 31, 2010, 2011 and 2012, respectively. The weighted-average grant date fair value of options granted was $0.72, $1.89 and $3.97 and for the years ended December 31, 2010, 2011 and 2012, respectively.
As of December 31, 2012, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options was approximately $5,769 which is expected to be recognized over a weighted-average period of 3.16 years.
The following table summarizes information about outstanding and vested stock options as of December 31, 2012:

Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Options Outstanding	Number of Options Vested and Exercisable
$0.04	1.02	48,132	48,132
0.20	2.07	246,080	246,080
0.93	4.10	335,799	335,799
2.40	6.59	37,873	25,695
2.52	4.90	603,098	600,251
2.58	5.97	58,069	56,415
2.68	6.82	133,782	46,667
2.88	7.24	463,564	203,410
3.32	7.73	1,015,878	322,319
3.70	7.91	91,000	27,110
5.82	8.47	149,457	—
5.96	7.74	426,000	30,624
6.71	8.33	24,000	—
7.10	7.89	523,225	—
7.61	8.28	217,000	—
11.14	7.99	63,000	—
15.00	8.11	12,250	—
15.45	8.13	62,600	833
		4,510,807	1,943,335

RSU Activity—A summary of RSU activity for the year ended December 31, 2012, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested—January 1, 2012	—	—
Granted	50,000	$5.82
Released	—	—
Forfeited	—	—
Unvested—December 31, 2012	50,000	$5.82
Expected to vest —December 31, 2012	42,500	$5.82
As of December 31, 2012, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $242, which is expected to be recognized over the next 3.91 years.

Stock-Based Compensation Expense—The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company's common stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of the Company's common stock, a risk-free interest rate, and expected dividends. The Company also estimates forfeitures of unvested stock options. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest. The Company uses the simplified calculation of expected life described in the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses an expected dividend yield of zero, as it does not anticipate paying any dividends in the foreseeable future. Expected forfeitures are based on the
Company's historical experience.
The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	2010	2011	2012
Volatility	53%	51%	58%
Expected dividend yield	—	—	—
Risk-free rate	2.4%	1.6%	1.4%
Expected term (in years)	6.25	6.25	6.25

10. NET (LOSS) INCOME PER COMMON SHARE DATA
Basic and diluted net (loss) income per common share is presented in conformity with the two-class method required for participating securities. The Company has determined that its Series A, A-1, B and C convertible preferred stock represented participating securities because they participated with common stock in dividends and unallocated income. Historically, the Company has not paid dividends. The holders of the Series A, A-1, B and C convertible preferred stock did not have a contractual obligation to share in the losses of the Company. The Company considers its preferred stock to be participating securities and, in accordance with the two-class method, earnings allocated to preferred stock and the related number of outstanding shares of preferred stock have been excluded from the computation of basic and diluted net income (loss) per common share.

The table below summarizes the calculation of basic and diluted net (loss) income per share for the years ended December 31, 2010, 2011 and 2012 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2010	2011	2012
Net (loss) income	$(3,591)	$9,932	$3,815
Less: Undistributed earnings allocated to preferred stockholders	—	(8,583)	—
Net (loss) income attributable to common stockholders	$(3,591)	$1,349	$3,815
Weighted-average common shares used to compute net income (loss) per share attributable to common stockholders	1,865,294	2,303,443	24,411,194
Basic net (loss) income per share attributable to common stockholders	$(1.93)	$0.59	$0.16
Diluted net (loss) income per share attributable to common stockholders:
Net (loss) income	$(3,591)	$1,349	$3,815
Add: Undistributed earnings allocated to preferred stockholders	—	8,583	—
Net (loss) income attributable to common stockholders	$(3,591)	$9,932	$3,815
Number of shares used in basic calculation	1,865,294	2,303,443	24,411,194
Weighted-average effect of dilutive securities
Add:
Conversion of preferred stock (as-if converted basis)	—	17,395,136	1,948,635
Stock options	—	2,275,824	1,737,484
Number of shares used in diluted calculation (1)	1,865,294	21,974,403	28,097,313
Diluted net (loss) income per share attributable to common stockholders	$(1.93)	$0.45	$0.14
Note:

(1)
Stock options and convertible preferred shares are not included in the calculation of diluted net loss per share for the year ended December 31, 2010 because the Company had a net loss for that year. Accordingly, the inclusion of these equity awards would have had an antidilutive effect on the calculation of diluted loss per share.

The following equivalent shares were excluded from the calculation of diluted net (loss) income per share because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
Antidilutive Equity Awards	2010	2011	2012
Stock options	2,342,694	367,250	137,850
Convertible preferred shares	17,395,136	—	—
Total	19,737,830	367,250	137,850

11. EMPLOYEE BENEFIT PLAN
The Company sponsors a 401(k) profit sharing plan that covers substantially all employees. Under the plan, eligible employees are permitted to contribute a portion of gross compensation not to exceed standard limitations provided by the Internal Revenue Service. The Company maintains the right to match employee contributions; however, no matching contributions were made during the years ended December 31, 2010, 2011, or 2012.
******