Form 10-Q
period 2013-03-31
Synacor, Inc.
filed 2013-05-14
CIK 1408278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-33843
___________________________________________________
Synacor, Inc.
(Exact name of registrant as specified in its charter)
___________________________________________________

Delaware	16-1542712
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
40 La Riviere Drive, Suite 300 Buffalo, New York	14202
(Address of principal executive offices)	(Zip Code)
(716) 853-1362
(Registrant’s telephone number, including area code)
___________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2013, there were 27,302,562 shares of the registrant’s common stock outstanding. All share and per share amounts in this Quarterly Report on Form 10-Q reflect the 1-for-2 reverse stock split of the registrant’s common stock which took effect immediately prior to the effectiveness of the registration statement for the registrant’s initial public offering.

PART I — FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets—Unaudited as of December 31, 2012 and March 31, 2013	1
	Condensed Consolidated Statements of Operations—Unaudited for the Three Months Ended March 31, 2012 and 2013	2
	Condensed Consolidated Statements of Comprehensive Income—Unaudited for the Three Months Ended March 31, 2012 and 2013	3
	Condensed Consolidated Statements of Cash Flows—Unaudited for the Three Months Ended March 31, 2012 and 2013	4
	Notes to the Condensed Consolidated Financial Statements—Unaudited as of December 31, 2012 and March 31, 2013, and for the Three Months Ended March 31, 2012 and 2013	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	20
Item 4.	Controls and Procedures	21
PART II — OTHER INFORMATION		22
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	39
SIGNATURES		40

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNACOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED
AS OF DECEMBER 31, 2012 AND MARCH 31, 2013
(In thousands except for share and per share data)

	December 31, 2012	March 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,944	$40,156
Accounts receivable—net of allowance of $25 and $46	15,624	14,548
Deferred income taxes	1,999	1,987
Prepaid expenses and other current assets	1,831	2,140
Total current assets	61,398	58,831
PROPERTY AND EQUIPMENT—Net	11,043	11,083
DEFERRED INCOME TAXES, NON-CURRENT	2,527	2,527
OTHER LONG-TERM ASSETS	543	503
GOODWILL	819	819
TOTAL ASSETS	$76,330	$73,763
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,204	$12,673
Accrued expenses and other current liabilities	7,328	6,180
Current portion of capital lease obligations	2,127	1,989
Total current liabilities	23,659	20,842
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	1,712	1,246
OTHER LONG-TERM LIABILITIES	148	164
Total liabilities	25,519	22,252
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding at December 31, 2012 and March 31, 2013	—	—
Common stock, $0.01 par value—100,000,000 shares authorized, 27,517,665 issued and 27,198,165 outstanding at December 31, 2012, and 100,000,000 authorized, 27,622,062 issued and 27,302,562 shares outstanding at March 31, 2013	275	276
Treasury stock—at cost, 319,500 shares at December 31, 2012 and March 31, 2013	(569)	(569)
Additional paid-in capital	99,449	100,115
Accumulated deficit	(48,338)	(48,311)
Accumulated other comprehensive income	(6)	—
Total stockholders’ equity	50,811	51,511
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,330	$73,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2013
(In thousands except for share and per share data)

	Three Months Ended March 31,
	2012	2013
REVENUE	$30,670	$29,143
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation shown separately below)	16,764	15,764
Research and development (exclusive of depreciation shown separately below)	6,288	6,865
Sales and marketing	2,377	2,130
General and administrative (exclusive of depreciation shown separately below)	2,840	3,144
Depreciation	781	1,130
Total costs and operating expenses	29,050	29,033
INCOME FROM OPERATIONS	1,620	110
OTHER EXPENSE	—	(7)
INTEREST EXPENSE	(47)	(58)
INCOME BEFORE INCOME TAXES	1,573	45
PROVISION FOR INCOME TAXES	399	18
NET INCOME	$1,174	$27
NET INCOME PER SHARE:
Basic	$0.07	$0.00
Diluted	$0.04	$0.00
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME PER SHARE:
Basic	16,603,579	27,236,186
Diluted	26,778,455	28,233,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2013
(In thousands)

	Three Months Ended March 31,
	2012	2013
Net income	$1,174	$27
Other comprehensive income:
Change in foreign currency translation adjustment	—	6
Comprehensive income	$1,174	$33
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2013
(In thousands)

	Three Months Ended March 31,
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,174	$27
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	781	1,130
Stock-based compensation expense	558	562
Deferred income taxes	395	12
Change in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(781)	1,076
Prepaid expenses and other current assets	(534)	(309)
Other long-term assets	123	40
Accounts payable	236	(1,427)
Accrued expenses and other current liabilities	(1,232)	(1,873)
Other long-term liabilities	33	16
Net cash provided by (used in) operating activities	753	(746)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(879)	(544)
Cash paid for business acquisition	(600)	—
Net cash used in investing activities	(1,479)	(544)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment on bank financing	(125)	—
Repayments on capital lease obligations	(402)	(604)
Proceeds from exercise of common stock options	559	100
Proceeds from initial public offering	25,364	—
Initial public offering costs	(2,475)	—
Net cash provided by (used in) financing activities	22,921	(504)
Effect of exchange rate changes on cash and cash equivalents	—	6
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,195	(1,788)
CASH AND CASH EQUIVALENTS—Beginning of period	10,925	41,944
CASH AND CASH EQUIVALENTS—End of period	$33,120	$40,156
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$47	$49
Cash paid for income taxes	27	46
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Property and equipment acquired under capital lease obligations	$2,343	$—
Accrued business acquisition consideration	500	500
Accrued initial public offering costs	278	—
Accrued property and equipment expenditures	122	890
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
AS OF DECEMBER 31, 2012 AND MARCH 31, 2013, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2013
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
In connection with the initial public offering in February 2012, the Board of Directors of the Company approved a 1-for-2 reverse stock split of the Company’s common stock. All common shares, stock options, and per share information presented in these condensed consolidated financial statements reflect the reverse stock split on a retroactive basis for all periods presented. There was no change in the par value of the Company’s common stock. The ratio by which shares of preferred stock were convertible into shares of common stock was adjusted to reflect the effects of the reverse stock split. In addition, in accordance with their rights and consistent with the conversion rates discussed in Note 6, Equity, all shares of the Company’s outstanding preferred stock were converted into common stock upon the closing of the initial public offering.
Basis of Presentation — The interim unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiary, Synacor Canada, Inc. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. These interim unaudited condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any subsequent period and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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
Concentrations of Risk — As of December 31, 2012 and March 31, 2013, and for the three months ended March 31, 2012 and 2013, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable and revenue as follows:

	Accounts Receivable
	December 31, 2012	March 31, 2013
Google	40%	37%

	Revenue
	Three months ended March 31,
	2012	2013
Google	61%	54%

For the three months ended March 31, 2012 and 2013, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue. The costs represent revenue share paid to them for their supply of Internet traffic on the Company's startpages.

	Cost of Revenue
	Three months ended March 31,
	2012	2013
Customer A	20%	20%
Customer B	18	14
Customer C	13	14
Customer D	11	11

Fair Value Measurements — The provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures, establish a framework for measuring the fair value in accounting principles generally accepted in the U.S. and establish a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:
Level 1 — Level 1 inputs are defined as observable inputs such as quoted prices in active markets.
Level 2 — Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
Level 3 — Level 3 inputs are unobservable inputs that reflect the Company’s determination of assumptions that market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including the Company’s own data.
Acquisition — In January 2012, the Company acquired the assets of Carbyn, Inc., or Carbyn, an Ontario, Canada-based company. The assets acquired are principally comprised of mobile device software and technology and other intellectual property, which the Company expects to enhance its efforts in the development of next generation web applications for mobile devices. The aggregate purchase price is up to $1,100 for the acquired assets, of which $600 was paid upon consummation of the acquisition and the remaining $500 was paid in April 2013. In addition, the Company hired seven employees from Carbyn who have accepted employment with Synacor Canada, Inc., a newly-formed and wholly-owned subsidiary of the Company. The acquisition and its impact on the balance sheet and results of operations are not material. The purchase price was allocated to the assets acquired based on their respective fair values as of the acquisition date, with the amount exceeding the fair value recorded as goodwill of $819.
Joint Venture—In March 2013, the Company entered into a Joint Venture Agreement, pursuant to which it will initially own 50% of the newly formed Synacor China, Ltd, or the JV Company. The Company has agreed to provide $400 in initial funding and up to $1,600 in additional funding to the JV Company over the next two years. Subject to the completion of customary regulatory requirements, the JV Company will, through a wholly foreign-owned subsidiary in the People's Republic of China (the “PRC”), supply authentication and aggregation solutions for the delivery of online content and services to customers in the PRC.
2. Property and Equipment—Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2012	March 31, 2013
Computer equipment (1)	$17,630	$17,869
Computer software	3,715	3,888
Furniture and fixtures	1,050	1,063
Leasehold improvements	732	737
Work in process (2)	226	953
Other	173	173
	23,526	24,683
Less accumulated depreciation (3)	(12,483)	(13,600)
Total property and equipment—net	$11,043	$11,083
Notes:

(1)	Includes equipment under capital lease obligations of approximately $5,882 and $5,488 as of December 31, 2012 and March 31, 2013, respectively.

(2)	Includes internal-use software development costs of $40 and $943 as of December 31, 2012 and March 31, 2013, respectively.

(3)	Includes $1,834 and $1,879 of accumulated depreciation of equipment under capital leases as of December 31, 2012 and March 31, 2013, respectively.
3. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2012	March 31, 2013
Accrued compensation	$4,265	$2,057
Accrued content fees	555	1,009
Accrued property and equipment expenditures	132	857
Accrued business acquisition consideration	500	500
Unearned revenue on contracts	297	310
Other	1,579	1,447
Total	$7,328	$6,180
4. Information About Segment and Geographic Areas
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
The following table sets forth revenue and long-lived tangible assets by geographic area (in thousands):

	Three Months Ended March 31,
	2012	2013
Revenue
United States	$30,515	$28,966
United Kingdom	155	177
Total revenue	$30,670	$29,143

	December 31, 2012	March 31, 2013
Long-lived tangible assets
United States	$10,638	$10,730
Netherlands	405	353
Total long-lived tangible assets	$11,043	$11,083
5. Commitments and Contingencies
Litigation —From time to time, the Company is a party to legal actions. In the opinion of management, the outcome of these matters is not expected to have a material impact on the financial statements of the Company.
Contract Commitments —The Company is obligated to make payments under various contracts with vendors and other business partners, principally for revenue-share and content arrangements. Contract commitments as of March 31, 2013 can be summarized as follows (in thousands):

Year ending December 31:
2013 (remaining nine months)	$3,380
2014	1,419
2015	1,080
2016	1,080
2017	360
Due after 5 years	—
Total contract commitments	$7,319
6. Equity
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
Conversion — Prior to the Company's initial public offering, each share of Series A, A-1, B, and C preferred stock was convertible at the option of the holder at any time into common stock. The conversion rate was the quotient obtained by dividing the original issue price of the Series A, A-1, B, or C by the conversion price. Subsequent to the Second Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation, the conversion price was adjusted to effect a conversion of one preferred share into one and one-half common shares, as explained in Note 1, The Company and Summary of Significant Accounting Policies. The conversion price was subject to adjustment as set forth in the Restated Certificate of Incorporation for certain dilutive issuances, splits, and combinations, as therein defined. Conversion was automatic upon either the consent of the holders of 66% of the outstanding shares of preferred stock or the effective date of a firm commitment underwritten public offering of the Company’s common stock in which the post-offering valuation on a fully diluted basis was at least $150 million and the proceeds were not less than $25 million. All shares of the Company’s outstanding preferred stock were converted into common stock in February 2012 in connection with the Company’s initial public offering.
7. Stock-based Compensation
The Company recorded $558 and $562 of stock-based compensation expense for the three months ended March 31, 2012 and 2013, respectively. No income tax deduction is allowed for incentive stock options, or ISOs. Accordingly, no deferred income tax asset is recorded for the expense related to these options. Stock option grants of non-qualified stock options, or NQSOs, result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised.
Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the periods presented, is as follows (in thousands):

	Three Months Ended March 31,
	2012	2013
Research and development	$107	$261
Sales and marketing	74	76
General and administrative	377	225
Total stock-based compensation expense	$558	$562
Stock Option Activity —A summary of the stock option activity for the three months ended March 31, 2013 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining contractual Term (in years)
Outstanding—January 1, 2013	4,510,807	$4.06
Granted	95,000	4.26
Exercised	(104,397)	0.97
Forfeited	(23,819)	9.26
Outstanding—March 31, 2013	4,477,591	4.11	$1,732	7.35
Vested and expected to vest—March 31, 2013	4,119,041	3.99	$1,857	7.23
Vested and exercisable—March 31, 2013	2,087,014	2.48	$2,567	5.73
Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the NASDAQ as of March 31, 2013 was $2.99. The total intrinsic value of options exercised was approximately $211 and for the three months ended March 31, 2013.
The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Grant Date	Options Granted	Weighted- Average Exercise Price	Expected Life of Options (In years)	Risk-Free Interest Rate	Expected Volatility	Expected Dividend Yield
February 3, 2013	44,500	$5.55	6.25	1.43%	61%	—%
March 11, 2013	50,500	$3.12	6.25	1.43%	60%	—%
As of March 31, 2013, the unrecognized compensation cost related to non-vested options granted, for which vesting is probable, under the plan was approximately $5,388. This cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of shares vested was $277 during the three months ended March 31, 2013.

RSU Activity—A summary of RSU activity for the three months ended March 31, 2013, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2013	50,000	$5.82
Granted	—	—
Released	—	—
Forfeited	—	—
Unvested - March 31, 2013	50,000	$5.82
Expected to vest—March 31, 2013	42,500	$5.82
As of March 31, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $226, which is expected to be recognized over the next 3.67 years.

8. Net Income Per Common Share Data
Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the exercise of stock options, and to a lesser extent, shares issuable upon the release of RSUs. In addition, at March 31, 2012 the potential common shares included the conversion of preferred stock on an as if converted basis prior to the Company's initial public offering in February 2012. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method.
The following table presents the calculation of basic and diluted net income per share for the three month periods ended March 31, 2012 and 2013 (in thousands, except share and per share amounts):

	Three Months Ended, March 31,
	2012	2013
Basic net income per share:
Numerator:
Net income	$1,174	$27
Denominator:
Weighted-average common shares outstanding	16,603,579	27,236,186
Basic net income per share	$0.07	$0.00

Diluted net income per share:
Numerator:
Net income	$1,174	$27
Denominator:
Number of shares used in basic calculation	16,603,579	27,236,186
Add weighted-average effect of dilutive securities:
Conversion of preferred stock (as if converted basis)	7,837,369	—
Employee stock options and RSUs	2,337,507	997,111
Number of shares used in diluted calculation	26,778,455	28,233,297
Diluted net income per share	$0.04	$0.00
The following equivalent shares were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2012	2013
Antidilutive equity awards
Stock options	506,250	1,502,575
* * * * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-Q and with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operation appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Overview
We are a leading provider of startpages, TV Everywhere solutions, Identity Management, or IDM, and various cloud-based services across multiple devices for cable, satellite, telecom and consumer electronics companies. We are also a leading provider of authentication and aggregation solutions for delivery of online content. Our technology allows our customers to package a wide array of online content and cloud-based services with their high-speed Internet, communications, television and other offerings. Our customers offer our services under their own brands on Internet-enabled devices such as PCs, tablets, smartphones and connected TVs.
We generate revenue from search and display advertising and by charging subscriber-based fees for services and products delivered through our startpages. Our results are driven primarily by our customer mix, the product and service mix preferences of those customers and the pricing of those products and services. We generate the majority of our revenue from search and display advertising on our startpages, which comprise consumer-facing components of our technology. Adding new customers with large consumer bases and expansion of our relationships with existing customers have resulted in an increasing shift in our revenue mix towards search and display advertising revenue. In addition, as new customers adopt our solutions, and as their respective consumers’ use of our startpages ramps up as described below, our growth is increasingly driven by search and display advertising revenue. These increases are largely driven by our model of sharing a portion of this search and advertising revenue with our customers. As we expand our cloud-based and value added services offerings, we expect to generate increased subscriber-based revenue from our customers.
For the three months ended March 31, 2013, search and display advertising revenue was $24.1 million, a decrease of 7% compared to $25.8 million for the three months ended March 31, 2012. Over the same period, our unique visitors decreased by 5%, our search queries decreased by 22% and our advertising impressions increased by 35%. Search revenue decreased by $3.0 million. We believe a material portion of the decrease was due to the placement of our startpages on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. In addition, and to a lesser extent, we believe the decrease was due to lower search activity associated with the increased usage of other devices such as tablets and smartphones generally across the consumer base. Display revenue increased by $1.3 million as advertising impressions increased across our startpages. For the reasons described above, during the remainder of 2013, we may continue to experience decreases in our search revenue from our existing customer base, but anticipate that the signing and launching of new customers will help to offset this decrease.
Our subscriber-based revenue consists of fees charged for the use of our proprietary technology and for the use of, or access to, services, such as e-mail, security, TV Everywhere, online games, music and other value added services and paid content. During the three months ended March 31, 2013, subscriber-based revenue was $5.1 million, an increase of 3% from $4.9 million during the three months ended March 31, 2012. We believe there are opportunities to generate new sources of subscriber-based revenue, such as the introduction of new value added services, including those delivered cross-device and on touchscreen-enabled devices. We believe that the variety of value added services and the introduction of new value added services will also drive increased search and display advertising revenue.
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
For the three months ended March 31, 2013, we derived revenue from over 45 customers, with revenue attributable to four customers, CenturyLink, Inc. or CenturyLink (including revenue attributable to Qwest Communications International, Inc., or Qwest, which merged with CenturyLink in April 2011), Charter Communications Inc., or Charter, Verizon Corporate Services Group, Inc., or Verizon, and Toshiba America Information Systems, Inc., or Toshiba, together accounting for approximately 70% of our revenue for the three months ended March 31, 2013, or $20.3 million. One of these customers accounted for 20% or more of revenue in such period, and revenue attributable to each of the other three customers accounted for more than 10% in such period.
Revenue attributable to our customers includes the subscriber-based revenue earned directly from them, as well as the search and display advertising revenue generated through our relationships with our search and display advertising partners (such as Google Inc., or Google, for search advertising and advertising networks, advertising agencies and advertisers for display advertising). This revenue is attributable to our customers because it is produced from the traffic on our startpages. These partners provide us with advertisements that we then deliver with search results and other content on our startpages. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In the three months ended March 31, 2013, search advertising through our relationship with Google generated approximately 54% of our revenue, or $15.8 million (all of which was attributable to our customers).
The initiatives described below under “Key Initiatives” are expected to contribute to our ability to maintain and grow profitability via increases in advertising revenue, increases in customers and our consumer reach, and increases in availability of products across more devices. We expect the period in which we experience a return on future investments in each of these initiatives to differ. For example, more direct advertising at higher cost per thousand impressions (referred to as cost per mille, or CPM) would be expected to have an immediate and direct impact on profitability while expansion into international markets may require an investment that involves a longer term return. We intend to utilize some of the proceeds of our initial public offering to improve our ability to achieve consistent profitability in the future by enhancing our technology and our systems capabilities to more efficiently support our customers, develop new products and features and report upon, analyze and manage the financial performance of the business.
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

Key Business Metrics
In addition to the line items in our financial statements, we regularly review a number of business metrics related to Internet traffic and search and display advertising to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe disclosing these metrics is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key business metrics, which are unaudited, for the three months ended March 31, 2012 and 2013:

	Three Months Ended March 31,
	2012	2013
Key Business Metrics:
Unique Visitors (1)	21,293,075	20,260,966
Search Queries (2)	270,777,789	211,644,797
Advertising Impressions (3)	8,485,227,382	11,483,034,070
Notes:

(1)	Reflects the number of unique visitors to our startpages computed on an average monthly basis during the applicable period.

(2)	Reflects the total number of search queries during the applicable period.

(3)	Reflects the total number of advertising impressions during the applicable period.
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
Components of our Results of Operations
Revenue
We derive our revenue from two categories: revenue generated from search and display advertising activities and subscriber-based revenue, each of which is described below. We record our search and display advertising revenue on a gross basis, which includes the net amount received from Google under our agreement with them. The following table shows the revenue in each category, both in amount and as a percentage of revenue, for the three months ended March 31, 2012 and 2013.

	Three Months Ended March 31,
	2012	2013
	(in thousands)
Revenue:
Search and display advertising	$25,780	$24,086
Subscriber-based	4,890	5,057
Total revenue	$30,670	$29,143
Percentage of revenue:
Search and display advertising	84%	83%
Subscriber-based	16	17
Total revenue	100%	100%

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
Costs and Expenses
Cost of Revenue
Cost of revenue consists of revenue sharing, content acquisition costs and co-location facility costs. Revenue sharing consists of amounts accrued and paid to our customers for the traffic on the startpages we operate for them that results in the generation of search and display advertising revenue. The revenue-sharing agreements with our customers are primarily variable payments based on a percentage of the search and display advertising revenue. Content acquisition agreements may be based on a fixed payment schedule, on the number of subscribers per month, or a combination of both. Fixed-payment agreements are expensed over the term defined in the agreement. Agreements based on the number of subscribers are expensed on a monthly basis. Co-location facility costs consist of rent and operating costs for our data center facilities.
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

Other Expense
Other expense consists primarily of foreign exchange gains and losses.
Interest Expense
Interest expense primarily consists of expenses associated with our capital leases.
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
For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2012.
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed within this Quarterly Report on Form 10-Q adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation below of adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended March 31,
	2012	2013
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$1,174	$27
Provision for income taxes	399	18
Interest expense	47	58
Other expense	—	7
Depreciation	781	1,130
Stock-based compensation	558	562
Adjusted EBITDA	$2,959	$1,802
Results of Operations
The following tables set forth our results of operations for the periods presented in amount and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2012	2013
	(in thousands)
Revenue	$30,670	$29,143
Costs and operating expenses:
Cost of revenue (1)	16,764	15,764
Research and development (1)(2)	6,288	6,865
Sales and marketing (2)	2,377	2,130
General and administrative (1)(2)	2,840	3,144
Depreciation	781	1,130
Total costs and operating expenses	29,050	29,033
Income from operations	1,620	110
Other expense	—	(7)
Interest expense	(47)	(58)
Income before income taxes	1,573	45
Provision for income taxes	399	18
Net income	$1,174	$27
Notes:

(1)	Exclusive of depreciation shown separately.

(2)	Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2012	2013
	(in thousands)
Research and development	$107	$261
Sales and marketing	74	76
General and administrative	377	225
	$558	$562

	Three Months Ended March 31,
	2012	2013
Revenue	100%	100%
Costs and operating expenses:
Cost of revenue (1)	55	54
Research and development (1)	21	24
Sales and marketing	8	7
General and administrative (1)	9	11
Depreciation	3	4
Total costs and operating expenses	95%	100%
Income from operations	5%	—%
Other expense	—	—
Interest expense	—	—
Income before income taxes	5	—
Provision for income taxes	1	—
Net income	4%	—%
Note:

(1)	Exclusive of depreciation shown separately.
Comparison of the Three Months ended March 31, 2012 and 2013
Revenue

	Three Months Ended March 31,
	2012	2013	% Change
	(in thousands)
Revenue:
Search and display advertising	$25,780	$24,086	(7)%
Subscriber-based	4,890	5,057	3
Total revenue	$30,670	$29,143	(5)
Percentage of revenue:
Search and display advertising	84%	83%
Subscriber-based	16	17
Total revenue	100%	100%
Three months ended 2012 compared to 2013. Revenue decreased by $1.5 million, or 5%, compared to the same period in 2012. Search revenue decreased by $3.0 million. We believe a material portion of the decrease was due to the placement of our startpages on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. In addition, and to a lesser extent, we believe the decrease was due to lower search activity associated with the increased usage of other devices such as tablets and smartphones generally across the consumer base. Display revenue increased by $1.3 million as advertising impressions increased across our startpages. Subscriber-based revenue remained relatively constant, increasing $0.2 million, or 3% compared to the same period in 2012.
Cost of Revenue

	Three Months Ended March 31,
	2012	2013	% Change
	(in thousands)
Cost of revenue	$16,764	$15,764	(6)%
Percentage of revenue	55%	54%
Three months ended 2012 compared to 2013. Our cost of revenue decreased by $1.0 million, or 6%, compared to 2012. The decrease in our cost of revenue was driven by a decrease in revenue-sharing costs due to decreased search and display advertising. Cost of revenue as a percentage of revenue decreased slightly to 54% of revenue from 55% of revenue.

Research and Development Expenses

	Three Months Ended March 31,
	2012	2013	% Change
	(in thousands)
Research and development	$6,288	$6,865	9%
Percentage of revenue	21%	24%
Three months ended 2012 compared to 2013. Research and development expenses increased by $0.6 million, or 9%, compared to 2012. The increase was primarily due to increases in employee-related costs as a result of the increase in headcount to support new product initiatives.
Sales and Marketing Expenses

	Three Months Ended March 31,
	2012	2013	% Change
	(in thousands)
Sales and marketing	$2,377	$2,130	(10)%
Percentage of revenue	8%	7%
Three months ended 2012 compared to 2013. Sales and marketing expenses decreased by $0.2 million, or 10%, compared to 2012. The decrease was primarily due to a decrease in compensation related expenses.
General and Administrative Expenses

	Three Months Ended March 31,
	2012	2013	% Change
	(in thousands)
General and administrative	$2,840	$3,144	11%
Percentage of revenue	9%	11%
Three months ended 2012 compared to 2013. General and administrative expenses increased by $0.3 million, or 11%, compared to 2012. The increase was primarily due to an increase in legal fees in connection with the formation of the JV Company and other administrative fees associated with being a publicly traded company.
Depreciation

	Three Months Ended March 31,
	2012	2013	% Change
	(in thousands)
Depreciation	$781	$1,130	45%
Percentage of revenue	3%	4%
Three months ended 2012 compared to 2013. Depreciation increased by $0.3 million, or 45%, compared to 2012. This increase was driven by the purchase of assets during 2012 to support the high availability requirements of our customers..
Interest Expense

	Three Months Ended March 31,
	2012	2013
	(in thousands)
Interest expense	$47	$58
Our interest expense consists mainly of interest due on our capital lease obligations.

Provision for Income Taxes

	Three Months Ended March 31,
	2012	2013
	(in thousands)
Provision for income taxes	$399	$18
Our income tax expense for the three months ended March 31, 2012 included $0.7 million of deferred income tax expense, partially offset by a tax benefit of $0.3 million relating to a research and development credit. Our income tax expense for the three months ended March 31, 2013 was nominal as our net income was nominal.
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
In July 2011 we entered into an amended and restated loan and security agreement with a commercial bank. As of March 31, 2013, there was no outstanding principal amount.
The amended and restated loan and security agreement also provides us with a revolving credit line of $6.0 million, which we can draw on at any time before July 2013, subject to a borrowing base calculation. Borrowings under the revolving credit line accrue interest at a per annum rate equal to the bank’s prime rate plus 0.25%, subject to a minimum rate of 4.0% per annum, and must be repaid by July 2013. As of March 31, 2013, $6.0 million was fully available under the revolving credit line, with no outstanding borrowings.
The amended and restated loan and security agreement contains provisions that allow the bank to accelerate repayment of the balance of the new term loan, if any, and the revolving credit line upon a material adverse change, as defined in the agreement, as well as other events of default. Our obligations under the agreement are secured by a blanket lien on all of our assets in favor of the bank. The agreement contains certain financial performance, reporting and other covenants, including restrictions on paying dividends and making distributions to our stockholders. As of March 31, 2013, we were in compliance with the covenants.
As of March 31, 2013, we had approximately $40.2 million of cash and cash equivalents. We did not have any short-term or long-term investments. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our term loan and revolving credit line, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.
Cash Flows

	Three Months Ended March 31,
	2012	2013
	(in thousands)
Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$753	$(746)
Cash flows used in investing activities	(1,479)	(544)
Cash flows provided by (used in) financing activities	22,921	(504)
Cash Provided by (Used in) Operating Activities
In the three months ended March 31, 2012, operating activities provided $0.8 million of cash. The cash flow from operating activities primarily resulted from our net income, adjusted for non-cash items, and changes in our operating assets and liabilities. We had net income of $1.2 million, which included a non-cash benefit from deferred income taxes of $0.4 million, non-cash depreciation of $0.8 million and non-cash stock-based compensation of $0.6 million. Changes in our operating assets and liabilities used $2.2 million of cash, primarily due to a decrease of our accrued expenses and other current liabilities of $1.2 million, an increase of our accounts receivable of $0.8 million, and an increase of our prepaid expenses and other current assets of $0.5 million, partially offset by an increase of our accounts payable of $0.2 million. The decrease in accrued expenses and other current liabilities was primarily driven by the payment of bonuses earned and expensed in 2011. The increase in our accounts receivable was primarily due to our revenue growth. The increase in prepaid expenses and other current assets was primarily due to prepayments made to vendors for components of our cost of revenue. The increase in accounts payable was the result of increased spending due to the growth of our revenue-share payments associated with our revenue growth.
In the three months ended March 31, 2013 operating activities used $0.8 million of cash. The cash flow from operating activities primarily resulted from our net income, adjusted for non-cash items, and changes in our operating assets and liabilities. Net income was $0.0, which included non-cash depreciation of $1.1 million and non-cash stock-based compensation of $0.6 million. Changes in our operating assets and liabilities used $2.5 million of cash, primarily due to a decrease of our accrued expenses and other current liabilities of $1.9 million and a decrease of our accounts payable of $1.4 million, partially offset by a decrease of our accounts receivable of $1.1 million. The decrease in accrued expenses and other current liabilities was primarily driven by the payment of bonuses earned and expensed in 2012. The decrease in our accounts payable was primarily driven by lower revenue-share payments associated with our decrease in revenue. The decrease in accounts receivable is primarily driven by lower search and display advertising revenue.
Cash Used in Investing Activities
Our primary investing activities have consisted of purchases of property and equipment specifically related to the build out of our data centers, as well as a payment for the acquisition of Carbyn. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and internal-use software development. We expect to continue to invest in property and equipment and development of software for the remainder of 2013 and thereafter.
Cash used in investing activities in the three months ended March 31, 2012 was $1.5 million consisting of $0.9 million of purchases of property, equipment and software to build out our data centers and $0.6 million paid for the acquisition of Carbyn.
Cash used in investing activities in the three months ended March 31, 2013 was $0.5 million and was primarily for purchases of property and equipment specifically related to the build out of our data centers and internal-use software development
Cash Provided by (Used in) Financing Activities
For the three months ended March 31, 2012, net cash provided by financing activities was $22.9 million, consisting of $25.4 million of proceeds from issuance of common stock in our IPO, partially offset by cash paid for issuance costs of $2.5 million, $0.6 million of proceeds from the exercise of common stock options, partially offset by $0.5 million for repayments on our capital lease obligations and bank financing.
For the three months ended March 31, 2013, net cash used in financing activities was $0.5 million primarily for repayment of $0.6 million on our capital lease obligations partially offset by proceeds of $0.1 million from the exercise of common stock options.
Off-Balance Sheet Arrangements
As of March 31, 2013, we did not have any off-balance sheet arrangements.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors
Our business and financial results are subject to numerous risks and uncertainties, including those described below, which could adversely and materially affect our business, financial condition or results of operations. You should carefully consider these risks and uncertainties, including the following risk factors and all other information contained in this Quarterly Report on Form 10-Q, together with any other documents we file with the SEC. Risks and uncertainties not currently known to us or that we currently deem to be immaterial may in the future materially and adversely affect our business, financial condition and results of operations.
Risks Related to Our Business
Our search advertising partner, Google, accounts for a significant portion of our revenue, and any loss of, or diminution in, our business relationship with Google would materially and adversely affect our financial performance.
We rely on traffic on our startpages to generate search and display advertising revenue, a substantial portion of which is derived from text-based links to advertisers' websites as a result of Internet searches. We have a revenue-sharing relationship with Google under which we include a Google-branded search tool on our startpages. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 49%, 57%, and 56% of our revenue in 2010, 2011, and 2012, or $32.6 million, $51.5 million, and $68.5 million, respectively, and approximately 54% of our revenue in the three months ended March 31, 2013, or $15.8 million. Our agreement with Google expires in February 2014 unless we and Google mutually elect to renew it. Additionally, Google may terminate our agreement if we experience a change in control or enter into an agreement providing for a change in control or if we do not maintain certain search and display advertising revenue levels. If advertisers were to discontinue their advertising via Internet searches, if Google's revenue from search-based advertising were to decrease, if Google's share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be materially and adversely affected. Moreover, consumers' increased use of search tools other than the Google-branded search tool we provide would have similar effects.
A loss of any significant customer could negatively affect our financial performance.
We derive a substantial portion of our revenue from a small number of customers. For example, revenue attributable to two customers, Charter and CenturyLink (including our revenue attributable to Qwest, which merged with CenturyLink in April 2011), together accounted for approximately 60% of our revenue for the year ended December 31, 2010, or $39.8 million. Revenue attributable to each of these customers accounted for 20% or more of our revenue in 2010. Revenue attributable to Charter, CenturyLink (including our revenue attributable to Qwest) and Toshiba together accounted for approximately 62% of our revenue for the year ended December 31, 2011, or $56.9 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other two customers accounting for more than 10% in such period. Revenue attributable to Charter, CenturyLink (including revenue attributable to Qwest), Toshiba and Verizon together accounted for approximately 73% of our revenue for the year ended December 31, 2012, or $88.4 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other three customers accounting for more than 10% in such period. Revenue attributable to Charter, CenturyLink (including revenue attributable to Qwest), Toshiba and Verizon together accounted for approximately 70% of our revenue for the three months ended March 31, 2013, or $20.3 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other three customers accounting for more than 10% in such period. Revenue attributable to these customers includes the subscriber-based revenue earned directly from them, as well as the search and display advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our startpages.

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
We have incurred significant losses in each year of operation other than 2009, 2011, and 2012, including a net loss of $5.8 million in 2008 and a net loss of $3.6 million in 2010. Our net income in 2009, 2011, and 2012 was $0.3 million, $9.9 million, and $3.8 million, respectively, and our net income was $0.0 million in the three months ended March 31, 2013 as compared to $1.2 million for the three months ended March 31, 2012. We expect that our expenses will increase in future periods as we implement initiatives designed to grow our business including, among other things, the development and marketing of new services and products, licensing of content, expansion of our infrastructure, international expansion and general and administrative expenses associated with being a public company. If our revenue does not sufficiently increase to offset these expected increases in operating expenses, we may incur significant losses and may not be profitable. Our revenue growth in recent periods may not be indicative of our future performance. In fact, our revenue for the three months ended March 31, 2013 declined as compared to the same period in 2012. Accordingly, we may not be able to maintain profitability in the future. Any failure to maintain profitability may materially and adversely affect our business, financial condition and results of operations.
Many individuals are using devices other than personal computers and software applications other than Internet browsers to access the Internet. If users of these devices and software applications do not widely adopt the applications and other solutions we develop for them, our business could be adversely affected.
The number of people who access the Internet through devices other than PCs, including tablets, smartphones and connected TVs, has increased dramatically in the past few years and is projected to continue to increase. Similarly, individuals are increasingly accessing the Internet through apps other than Internet browsers, such as those available for download through Apple Inc.'s App Store and the Android Market. If consumers increasingly access the Internet on devices other than PCs, and if we are unable to successfully implement monetization strategies for such devices, our financial results could be negatively affected. While we are developing solutions to these alternative means of accessing the Internet, including through our acquisition of mobile device software and technology from Carbyn in January 2012, we do not currently offer our customers and their subscribers a wide variety of apps and other non-browser solutions. Additionally, as new devices and new apps are continually being released, it is difficult to predict the problems we may encounter in developing new versions of our apps and other solutions for use on these alternative devices and apps, and we may need to devote significant resources to the creation, support and maintenance of such apps and solutions. If users of these devices and apps do not widely adopt the apps and other solutions we develop, our business, financial condition and results of operations could be adversely affected.
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
Our revenue from high-speed Internet service providers, including our search and display advertising revenue generated by online consumer traffic on our startpages, accounted for more than 95% of our revenue in 2010, 86% in 2011, 80% in 2012, and 82% in the three months ended March 31, 2013. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated subscriber-based and search and display advertising revenue. Under our agreements with some of our customers, including Charter, Verizon and CenturyLink, they have the right to terminate the agreement if we are acquired by one of their competitors.
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

Moreover, updates to Internet browser technology may adversely affect our business.  For example, for our consumer electronics manufacturer customers that have the Windows 8 operating system pre-installed on some of their devices, the Windows 8 operating system places our startpages on a second tab when the Internet browser is launched, leading to decreased search revenue.
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
We plan to expand our product offerings internationally, particularly in Asia, Latin America and Europe. For example, we recently announced that we entered into a joint venture with Maxit Technology Incorporated, or Maxit, to supply authentication and aggregation solutions for the delivery of online content and services to customers in the People's Republic of China, or the PRC. We have limited experience in marketing and operating our services and products in international markets, and we may not be able to successfully develop our business in these markets. Our success in these markets will be directly linked to the success of relationships with potential customers, content partners and other third parties.
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
A key element to our continued growth is the ability of our customers' consumers in all geographies to access our startpages within acceptable load times. We refer to this as website performance. We may in the future experience platform disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our technology simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve website performance, especially during peak usage times, and as our solutions become more complex and our user traffic increases. If our startpages are unavailable when consumers attempt to access them or do not load as quickly as they expect, consumers may seek other alternatives to obtain the information for which they are looking, and may not return to our startpages as often in the future, or at all. This would negatively impact our relationships with our customers. We expect to continue to make significant investments to maintain and improve website performance. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.
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

We may expand our business through acquisitions of, or investments in, other companies or new technologies, or joint ventures or other strategic alliances with other companies, which may divert our management's attention or prove not to be successful.
In January 2012, we completed an acquisition of certain mobile device software and technology from Carbyn, and in March 2013, we entered into a Joint Venture Agreement with Maxit to form Synacor China, Ltd., a joint venture in China. We may decide to pursue other acquisitions of, investments in, or joint ventures involving other technologies and businesses in the future. Such transactions could divert our management's time and focus from operating our business.
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
In the case of any intellectual property rights claim, we may have to pay damages or stop using technology found to be in violation of a third party's rights. We may have to seek a license for the technology, which may not be available to us on reasonable terms and may significantly increase our operating expenses. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for the infringing aspects of our business, we may be forced to limit our service and product offerings and may be unable to compete effectively. Any of these consequences could harm our operating results.
In addition, we typically have contractual obligations to our customers to indemnify and defend them with respect to third-party intellectual property infringement claims that arise from our customers' use of our products or services. Such claims, whether valid or not, could harm our relationships with our customers, have resulted and could result in the future in us or our customers having to enter into licenses with the claimants and have caused and could cause us in the future to incur additional costs or reduced revenues. To date, neither the increase in our costs nor any reductions in our revenue resulting from such claims have been material. Such claims could also subject us to costly and time-consuming litigation as well as diverting management attention and resources. Satisfying our contractual indemnification obligations could also give rise to significant liability, and thus harm our business and our operating results.
We are not currently subject to any material legal proceedings with respect to third party claims that we or our customers' use of our products and services are infringing upon their intellectual property; however, we may from time to time become a party to various legal proceedings with respect to such claims arising in the ordinary course of our business.
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
We have derived and expect to continue to derive a substantial portion of our revenue from display advertising on our startpages. Such advertising accounted for approximately 20%, 23%, and 27% of our revenue for the years ended December 31, 2010, 2011, and 2012, respectively, and 28% of our revenue in the three months ended March 31, 2013. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

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
Migration of high-speed Internet service providers' subscribers from one high-speed Internet service provider to another could adversely affect our business, financial condition and results of operations.
Our high-speed Internet service provider customers' subscribers may become dissatisfied with their current high-speed Internet service provider and may switch to another provider. In the event that there is substantial subscriber migration from our existing customers to service providers with which we do not have relationships, the fees that we receive on a per-subscriber basis, and the related search and display advertising revenue, could decline.

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
While we have determined that our internal control over financial reporting was effective as of December 31, 2012, as indicated in our Management Report on Internal Control over Financial Reporting included in our Annual Report on Form 10‑K for the year ended December 31, 2012, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end, or if our independent registered public accounting firm, when required, is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.
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
As of December 31, 2012, we had substantial federal and state net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation's ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “five-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. For these purposes, a five-percent stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding stock. In addition, persons who own less than 5% of the outstanding stock are grouped together as one or more “public groups,” which are also treated as five-percent stockholders. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset United States federal and state taxable income and taxes may be subject to limitations.
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
Our business strategy depends on continued Internet and high-speed Internet access growth. Any downturn in the use or growth rate of the Internet or high-speed Internet access would be detrimental to our business. If the Internet continues to experience significant growth in number of users, frequency of use and amount of data transmitted, the Internet infrastructure might not be able to support the demands placed on it and the performance or reliability of the Internet may be adversely affected. The success of our business therefore depends on the development and maintenance of a sound Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products, such as routers, for providing reliable Internet access and services. Consequently, as Internet usage increases, the growth of the market for our products depends upon improvements made to the Internet as well as to individual customers' networking infrastructures to alleviate overloading and congestion. In addition, any delays in the adoption of new standards and protocols required to govern increased levels of Internet activity or increased governmental regulation may have a detrimental effect on the Internet infrastructure.
A substantial majority of our revenue is derived from search and display advertising; our revenue would decline if advertisers do not continue their usage of the Internet as an advertising medium.
We have derived and expect to continue to derive a substantial majority of our revenue from search and display advertising on our startpages. Such search and display advertising revenue accounted for approximately 69%, 79%, and 83% of our revenue for the years ended December 31, 2010, 2011, and 2012, or $45.9 million, $72.1 million, and $101.6 million, respectively, and 83% of our revenue for the three months ended March 31, 2013, or $24.1 million. However, the prospects for continued demand and market acceptance for Internet advertising are uncertain. If advertisers do not continue to increase their usage of the Internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the Internet. Most advertising agencies and potential advertisers, particularly local advertisers, have only limited experience advertising on the Internet and devote only a small portion of their advertising expenditures to online advertising. As the Internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for Internet advertising. Many historical predictions by industry analysts and others concerning the growth of the Internet as a commercial medium have overstated the growth of the Internet and you should not rely upon them. This growth may not occur or may occur more slowly than estimated.
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

Market prices for online advertising may decrease due to competitive or other factors. In addition, if a large number of Internet users use filtering software programs that limit or remove advertising from the users' view, advertisers may perceive that Internet advertising is not effective and may choose not to advertise on the Internet.
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

Several federal laws that could have an impact on our business have been adopted. The Digital Millennium Copyright Act of 1998 reduces the liability of online service providers of third-party content, including content that may infringe copyrights or rights of others. The Children's Online Privacy Protection Act imposes additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children from Sexual Predators Act requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.
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
Risks Related to Ownership of Our Common Stock
Concentration of ownership among our directors, officers, large stockholders and their respective affiliates could limit our other stockholders' ability to influence the outcome of key corporate decisions, such as an acquisition of our company.
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
In addition, we are subject to Section 203 of the Delaware General Corporation Law, which, subject to some exceptions, prohibits “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation's voting stock, for a three-year period following the date that the stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.
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
The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on April 30, 2013, our trading price has ranged from $2.58 to $18.00. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to the various factors set forth in this "Risk Factors" section, as well as:

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

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. Such a suit filed against us, regardless of its merits or outcome, could cause us to incur substantial costs and could divert management's attention.
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
The requirements of these rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel must devote a substantial amount of time to these requirements. These rules and regulations will also make it more difficult and more expensive for us to maintain directors' and officers' liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors' and officers' insurance, our ability to recruit and retain qualified directors, especially those directors who may be considered independent for purposes of NASDAQ rules, and officers may be significantly curtailed.

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

SYNACOR, INC.
Date: May 14, 2013	By:	/s/ RONALD N. FRANKEL
Ronald N. Frankel
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2013	By:	/s/ WILLIAM J. STUART
William J. Stuart
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Letter agreement between Charter Communications Operating, LLC and Synacor, Inc. dated as of March 28, 2013.
10.2.1*	Joint Venture Agreement between Maxit Technology Incorporated, Synacor China, Ltd. and Synacor, Inc. dated as of March 11, 2013.
10.2.2*	Shareholders Agreement between Maxit Technology Incorporated, Synacor China, Ltd. and Synacor, Inc. dated as of March 11, 2013.
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema Linkbase Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Definition Linkbase Document
101.LAB†	XBRL Taxonomy Labels Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Confidential treatment requested for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.

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