Form 10-Q
period 2013-06-30
Synacor, Inc.
filed 2013-08-13
CIK 1408278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2013, there were 27,329,886 shares of the registrant’s common stock outstanding. All share and per share amounts in this Quarterly Report on Form 10-Q reflect the 1-for-2 reverse stock split of the registrant’s common stock which took effect immediately prior to the effectiveness of the registration statement for the registrant’s initial public offering.

PART I — FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets—Unaudited as of December 31, 2012 and June 30, 2013	1
	Condensed Consolidated Statements of Operations—Unaudited for the Three and Six Months Ended June 30, 2012 and 2013	2
	Condensed Consolidated Statements of Comprehensive Income (Loss)—Unaudited for the Three and Six Months Ended June 30, 2012 and 2013	3
	Condensed Consolidated Statements of Cash Flows—Unaudited for the Six Months Ended June 30, 2012 and 2013	4
	Notes to the Condensed Consolidated Financial Statements—Unaudited as of December 31, 2012 and June 30, 2013, and for the Three and Six Months Ended June 30, 2012 and 2013	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23
Item 4.	Controls and Procedures	23
PART II — OTHER INFORMATION		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	42
SIGNATURES		43

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNACOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED
AS OF DECEMBER 31, 2012 AND JUNE 30, 2013
(In thousands except for share and per share data)

	December 31, 2012	June 30, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,944	$37,742
Accounts receivable—net of allowance of $25 and $46	15,624	15,346
Deferred income taxes	1,999	945
Prepaid expenses and other current assets	1,831	1,936
Total current assets	61,398	55,969
PROPERTY AND EQUIPMENT—Net	11,043	11,836
DEFERRED INCOME TAXES, NON-CURRENT	2,527	3,779
OTHER LONG-TERM ASSETS	543	560
GOODWILL	819	819
TOTAL ASSETS	$76,330	$72,963
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,204	$12,793
Accrued expenses and other current liabilities	7,328	5,866
Current portion of capital lease obligations	2,127	1,905
Total current liabilities	23,659	20,564
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	1,712	795
OTHER LONG-TERM LIABILITIES	148	177
Total liabilities	25,519	21,536
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding at December 31, 2012 and June 30, 2013	—	—
Common stock, $0.01 par value—100,000,000 shares authorized, 27,517,665 issued and 27,198,165 outstanding at December 31, 2012, and 100,000,000 authorized, 27,641,886 issued and 27,322,386 shares outstanding at June 30, 2013	275	276
Treasury stock—at cost, 319,500 shares at December 31, 2012 and June 30, 2013	(569)	(569)
Additional paid-in capital	99,449	100,764
Accumulated deficit	(48,338)	(48,948)
Accumulated other comprehensive income (loss)	(6)	1
Total Synacor, Inc. stockholders’ equity	50,811	51,524
Noncontrolling interests	—	(97)
Total equity	50,811	51,427
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,330	$72,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013
(In thousands except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
REVENUE	$30,807	$26,708	$61,477	$55,851
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation shown separately below)	16,876	14,017	33,640	29,781
Research and development (exclusive of depreciation shown separately below)	6,123	7,336	12,411	14,201
Sales and marketing	2,399	2,147	4,776	4,277
General and administrative (exclusive of depreciation shown separately below)	2,868	2,957	5,708	6,101
Depreciation	934	1,138	1,715	2,268
Total costs and operating expenses	29,200	27,595	58,250	56,628
INCOME (LOSS) FROM OPERATIONS	1,607	(887)	3,227	(777)
OTHER EXPENSE	(18)	(8)	(18)	(15)
INTEREST EXPENSE	(89)	(43)	(136)	(101)
INCOME (LOSS) BEFORE INCOME TAXES	1,500	(938)	3,073	(893)
PROVISION (BENEFIT) FOR INCOME TAXES	301	(204)	700	(186)
NET INCOME (LOSS)	1,199	(734)	2,373	(707)
Net loss attributable to noncontrolling interests	—	97	—	97
NET INCOME (LOSS) ATTRIBUTABLE TO SYNACOR, INC.	$1,199	$(637)	$2,373	$(610)

NET INCOME (LOSS) ATTRIBUTABLE TO SYNACOR, INC. PER SHARE:
Basic	$0.04	$(0.02)	$0.11	$(0.02)
Diluted	$0.04	$(0.02)	$0.08	$(0.02)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME (LOSS) PER SHARE:
Basic	27,212,105	27,311,892	21,907,842	27,273,671
Diluted	29,592,108	27,311,892	28,261,882	27,273,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)—UNAUDITED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Net income (loss)	$1,199	$(734)	$2,373	$(707)
Other comprehensive income:
Change in foreign currency translation adjustment	9	1	9	7
Comprehensive income (loss)	1,208	(733)	2,382	(700)
Less: comprehensive loss attributable to noncontrolling interests	—	97	—	97
Comprehensive income (loss) attributable to Synacor, Inc.	$1,208	$(636)	$2,382	$(603)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2013
(In thousands)

	Six Months Ended June 30,
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,373	$(707)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,715	2,268
Stock-based compensation expense	983	1,179
Deferred income taxes	616	(198)
Change in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(1,171)	278
Prepaid expenses and other current assets	(528)	(105)
Other long-term assets	120	(17)
Accounts payable	782	(1,657)
Accrued expenses and other current liabilities	(155)	(1,269)
Other long-term liabilities	64	29
Net cash provided by (used in) operating activities	4,799	(199)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,040)	(2,502)
Cash paid for business acquisition	(600)	(500)
Net cash used in investing activities	(2,640)	(3,002)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment on bank financing	(250)	—
Repayments on capital lease obligations	(1,035)	(1,139)
Proceeds from exercise of common stock options	639	131
Proceeds from initial public offering	25,364	—
Initial public offering costs	(2,753)	—
Net cash provided by (used in) financing activities	21,965	(1,008)
Effect of exchange rate changes on cash and cash equivalents	9	7
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,133	(4,202)
CASH AND CASH EQUIVALENTS—Beginning of period	10,925	41,944
CASH AND CASH EQUIVALENTS—End of period	$35,058	$37,742
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$121	$91
Cash paid for income taxes	83	138
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Property and equipment acquired under capital lease obligations	$2,484	$—
Accrued business acquisition consideration	500	—
Accrued property and equipment expenditures	152	822
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
AS OF DECEMBER 31, 2012 AND JUNE 30, 2013, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2013
(In thousands except for share and per share data)
1. The Company and Summary of Significant Accounting Policies
Synacor, Inc., together with its consolidated subsidiaries (the “Company”), is a leading provider of startpages, TV Everywhere solutions, Identity Management (IDM) and various cloud-based services across multiple devices for cable, satellite, telecom and consumer electronics companies. The Company is also a leading provider of authentication and aggregation solutions for delivery of personalized online content. The Company's technology allows its customers to package a wide array of personalized content and cloud-based services with their high-speed Internet, communications, television and other offerings. The Company's customers offer the Company's services under their own brands on Internet-enabled devices such as PCs, tablets, smartphones and connected TVs.
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
Basis of Presentation — The interim unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned or otherwise controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. These interim unaudited condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any subsequent period and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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
Concentrations of Risk — As of December 31, 2012 and June 30, 2013, and for the three and six months ended June 30, 2012 and 2013, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable and revenue as follows:

	Accounts Receivable
	December 31, 2012	June 30, 2013
Google	40%	30%
Customer A	N/A	16

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Google	56%	51%	59%	53%
For the three and six months ended June 30, 2012 and 2013, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue. The costs represent revenue share paid to them for their supply of Internet traffic on the Company's startpages.

	Cost of Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Customer A	20%	20%	20%	20%
Customer B	17	13	17	14
Customer C	13	10	13	12
Customer D	12	11	12	12

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
Acquisition — In January 2012, the Company acquired the assets of Carbyn, Inc., or Carbyn, an Ontario, Canada-based company. The assets acquired are principally comprised of mobile device software and technology and other intellectual property, which the Company expects to enhance its efforts in the development of next generation web applications for mobile devices. The aggregate purchase price was up to $1,100 for the acquired assets, of which $600 was paid upon consummation of the acquisition and the remaining $500 was paid in April 2013. In addition, the Company hired seven employees from Carbyn who have accepted employment with Synacor Canada, Inc., a newly-formed and wholly-owned subsidiary of the Company. The acquisition and its impact on the consolidated financial statements are not material. The purchase price was allocated to the assets acquired based on their respective fair values as of the acquisition date, with the amount exceeding the fair value recorded as goodwill of $819.
Joint Venture—In March 2013, the Company entered into a Joint Venture Agreement, pursuant to which it will initially own 50% of the newly formed Synacor China, Ltd, or the JV Company. In July 2013 the Company provided $400 in initial funding and has agreed to provide up to $1,600 in additional funding to the JV Company over the next two years. Subject to the completion of customary regulatory requirements, the JV Company will, through a wholly foreign-owned subsidiary in the People's Republic of China (the “PRC”), supply authentication and aggregation solutions for the delivery of online content and services to customers in the PRC.
The noncontrolling interests in the condensed consolidated financial statements represent the noncontrolling holders' percentage share of income or losses of the JV Company.

Subsequent Event—In July 2013 the Company made a $1,000 investment (in the form of a convertible promissory note) in a privately held Delaware corporation called Blazer and Flip Flops, Inc., or B&FF (doing business as The Experience

Engine). B&FF is a professional services company whose principals have experience integrating its customers systems with their consumers' devices, including smartphones and tablets. B&FF has customers in the U.S., Europe and Asia.
2. Property and Equipment—Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2012	June 30, 2013
Computer equipment (1)	$17,630	$18,167
Computer software	3,715	4,248
Furniture and fixtures	1,050	1,071
Leasehold improvements	732	737
Work in process (2)	226	2,072
Other	173	173
	23,526	26,468
Less accumulated depreciation (3)	(12,483)	(14,632)
Total property and equipment—net	$11,043	$11,836
Notes:

(1)	Includes equipment under capital lease obligations of approximately $5,882 and $5,229 as of December 31, 2012 and June 30, 2013, respectively.

(2)	Includes internal-use software development costs of $40 and $1,865 as of December 31, 2012 and June 30, 2013, respectively.

(3)	Includes $1,834 and $1,990 of accumulated depreciation of equipment under capital leases as of December 31, 2012 and June 30, 2013, respectively.
3. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2012	June 30, 2013
Accrued compensation	$4,265	$2,515
Accrued content fees	555	953
Accrued property and equipment expenditures	132	439
Accrued business acquisition consideration	500	—
Unearned revenue on contracts	297	554
Other	1,579	1,405
Total	$7,328	$5,866
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
The following table sets forth revenue and long-lived tangible assets by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenue
United States	$30,641	$26,531	$61,155	$55,497
United Kingdom	166	177	322	354
Total revenue	$30,807	$26,708	$61,477	$55,851

	December 31, 2012	June 30, 2013
Long-lived tangible assets
United States	$10,638	$11,532
Netherlands	405	304
Total long-lived tangible assets	$11,043	$11,836
5. Commitments and Contingencies
Litigation —From time to time, the Company is a party to legal actions. In the opinion of management, the outcome of these matters is not expected to have a material impact on the consolidated financial statements of the Company.
Contract Commitments —The Company is obligated to make payments under various contracts with vendors and other business partners, principally for revenue-share and content arrangements. Contract commitments as of June 30, 2013 are summarized as follows (in thousands):

Year ending December 31:
2013 (remaining six months)	$2,462
2014	1,419
2015	1,080
2016	1,080
2017	360
Due after 5 years	—
Total contract commitments	$6,401
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
7. Stock-based Compensation

The Company recorded $425 and $617 of stock-based compensation expense for the three months ended June 30, 2012 and 2013, respectively. Stock-based compensation expense for the six months ended June 30, 2012 and 2013, was $983 and $1,179, respectively. No income tax deduction is allowed for incentive stock options, or ISOs. Accordingly, no deferred income tax asset is recorded for the expense related to these options. Stock option grants of non-qualified stock options, or NQSOs, result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised.
Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the periods presented, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Research and development	$120	$281	$227	$542
Sales and marketing	99	76	173	152
General and administrative	206	260	583	485
Total stock-based compensation expense	$425	$617	$983	$1,179
Stock Option Activity —A summary of the stock option activity for the six months ended June 30, 2013 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining contractual Term (in years)
Outstanding—January 1, 2013	4,510,807	$4.06
Granted	1,091,750	3.67
Exercised	(124,221)	1.07
Forfeited	(73,702)	8.39
Outstanding—June 30, 2013	5,404,634	3.95	$1,914	7.63
Vested and expected to vest—June 30, 2013	4,943,064	3.87	$2,047	7.50
Vested and exercisable—June 30, 2013	2,327,257	2.82	$2,800	5.82
Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the NASDAQ as of June 30, 2013 was $3.10. The total intrinsic value of options exercised was approximately $30 and $252 for the three and six months ended June 30, 2013, respectively.
The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Grant Date	Options Granted	Weighted- Average Exercise Price	Expected Life of Options (In years)	Risk-Free Interest Rate	Expected Volatility	Expected Dividend Yield
February 3, 2013	44,500	$5.55	6.25	1.43%	61%	—%
March 11, 2013	50,500	$3.12	6.25	1.43%	60%	—%
April 29, 2013	62,500	$2.88	6.25	1.10%	60%	—%
May 16, 2013	889,250	$3.68	6.25	1.25%	60%	—%
June 17, 2013	45,000	$3.23	6.25	1.57%	60%	—%
As of June 30, 2013, the unrecognized compensation cost related to non-vested options granted, for which vesting is probable, under the plan was approximately $6,483. This cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of shares vested was $419 and $696 for the three and six months ended June 30, 2013, respectively.

RSU Activity—A summary of RSU activity for the six months ended June 30, 2013, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2013	50,000	$5.82
Granted	7,500	3.86
Released	—	—
Forfeited	—	—
Unvested - June 30, 2013	57,500	$5.54
Expected to vest—June 30, 2013	48,875	$5.54
As of June 30, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $239, which is expected to be recognized over the next 3.51 years.

8. Net Income (Loss) Per Common Share Data
Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the exercise of stock options, and to a lesser extent, shares issuable upon the release of RSUs. In addition, for the six months ended June 30, 2012, the potential common shares included the conversion of preferred stock on an as if converted basis prior to the Company's initial public offering in February 2012. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method.
The following table presents the calculation of basic and diluted net income (loss) per share for the three and six month periods ended June 30, 2012 and 2013 (in thousands, except share and per share amounts):

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2012	2013	2012	2013
Basic net income (loss) per share:
Numerator:
Net income (loss)	$1,199	$(637)	$2,373	$(610)
Denominator:
Weighted-average common shares outstanding	27,212,105	27,311,892	21,907,842	27,273,671
Basic net income (loss) per share	$0.04	$(0.02)	$0.11	$(0.02)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$1,199	$(637)	$2,373	$(610)
Denominator:
Number of shares used in basic calculation	27,212,105	27,311,892	21,907,842	27,273,671
Add weighted-average effect of dilutive securities:
Conversion of preferred stock (as if converted basis)	—	—	3,918,684	—
Employee stock options and RSUs	2,380,003	—	2,435,356	—
Number of shares used in diluted calculation	29,592,108	27,311,892	28,261,882	27,273,671
Diluted net income (loss) per share	$0.04	$(0.02)	$0.08	$(0.02)
The following equivalent shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2012	2013	2012	2013
Antidilutive equity awards:
Stock options and RSUs	86,500	5,462,134	86,500	5,462,134
* * * * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a leading provider of startpages, TV Everywhere solutions, Identity Management (IDM) and various cloud-based services across multiple devices for cable, satellite, telecom and consumer electronics companies. We are also a leading provider of authentication and aggregation solutions for delivery of personalized online content. Our technology allows our customers to package a wide array of personalized content and cloud-based services with their high-speed Internet, communications, television and other offerings. Our customers offer our services under their own brands on Internet-enabled devices such as PCs, tablets, smartphones and connected TVs.
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
For the three and six months ended June 30, 2013, search and display advertising revenue was $21.4 million and $45.5 million, a decrease of 16% and 11% compared to $25.4 million and $51.2 million for the three and six months ended June 30, 2012. Over the same periods, our unique visitors decreased by 1% and 3%, our search queries decreased by 26% and 24% and our advertising impressions remained the same and increased by 16%. Search revenue decreased by $3.6 million and $6.6 million for the three and six months ended June 30, 2013 compared to the same periods ended June 30, 2012. We believe a material portion of the decrease was due to the placement of our startpages on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. In addition, and to a lesser extent, we believe the decrease was due to lower search activity associated with the increased usage of other devices such as tablets and smartphones generally across the consumer base. We anticipate that search activity will increase on smartphones and tablets in the future and, although our search queries are down, we believe that our continuing investment in mobile products, such as our investment in Carbyn, will allow us to compete more effectively for search activity on smartphones and tablets. Display revenue decreased by $0.4 million and increased $0.9 million for the three and six months ended June 30, 2013 compared to the same periods ended June 30, 2012 consistent with changes in advertising impressions across our startpages. For the reasons described above, during the remainder of 2013, we may continue to experience decreases in our search and display advertising revenue from our existing customer base. However, we anticipate that the signing and launching of new customers and our mobile product initiatives will help add new search and display advertising revenue in future years.

Our subscriber-based revenue consists of fees charged for the use of our proprietary technology and for the use of, or access to, services, such as e-mail, security, TV Everywhere, online games, music and other value added services and paid content. During the three and six months ended June 30, 2013, subscriber-based revenue was $5.3 million and $10.4 million which was consistent with the three and six months ended June 30, 2012. We believe there are opportunities to generate new sources of subscriber-based revenue, such as the introduction of new value added services, including those delivered on smartphones and tablets. We believe that the variety of value added services and the introduction of new value added services will also drive increased search and display advertising revenue.
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
For the three and six months ended June 30, 2013, we derived revenue from nearly 50 customers, with revenue attributable to four customers, CenturyLink, Inc. or CenturyLink (including revenue attributable to Qwest Communications International, Inc., or Qwest, which merged with CenturyLink in April 2011), Charter Communications Inc., or Charter, Verizon Corporate Services Group, Inc., or Verizon, and Toshiba America Information Systems, Inc., or Toshiba, together accounting for approximately 67% and 69% of our revenue for the three and six months ended June 30, 2013, or $18.0 million and $38.3 million. One of these customers accounted for 20% or more of revenue in such periods, and revenue attributable to each of the other three customers accounted for more than 10% in such periods.
Revenue attributable to our customers includes the subscriber-based revenue earned directly from them, as well as the search and display advertising revenue generated through our relationships with our search and display advertising partners (such as Google Inc., or Google, for search advertising and advertising networks, advertising agencies and advertisers for display advertising). This revenue is attributable to our customers because it is produced from the traffic on our startpages. These partners provide us with advertisements that we then deliver with search results and other content on our startpages. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In the three and six months ended June 30, 2013, search advertising through our relationship with Google generated approximately 51% and 53% of our revenue, or $13.6 million and $29.4 million (all of which was attributable to our customers).
The initiatives described below under “Key Initiatives” are expected to contribute to our ability to maintain and grow revenue and profitability via increases in advertising revenue, increases in customers and our consumer reach, and increases in availability of products across more devices. We expect the period in which we experience a return on future investments in each of these initiatives to differ. For example, more direct advertising at higher cost per thousand impressions (referred to as cost per mille, or CPM) would be expected to have an immediate and direct impact on profitability while expansion into international markets may require an investment that involves a longer term return. We intend to utilize some of the proceeds of our initial public offering to improve our ability to achieve consistent profitability in the future by enhancing our technology and our systems capabilities to more efficiently support our customers, develop new products and features and report upon, analyze and manage the financial performance of the business.
Key Initiatives
We are focused on several key initiatives to drive our business:

•	add new, and expand our existing offerings with current, cable, telecom, satellite and consumer electronics customers to increase our consumer reach;

•	continue to expand our offerings of, and invest in, mobile technology and cloud-based services such as e-mail and TV Everywhere and increase the number of customers using our TV Everywhere technology;

•	extend the availability of our existing and new products and services to additional devices including tablets and smartphones;

•	enhance our direct advertising sales effort to increase the CPMs derived from advertising;

•	expand our presence into international markets; and

•	invest in and acquire new technologies and products.
Key Business Metrics
In addition to the line items in our financial statements, we regularly review a number of business metrics related to Internet traffic and search and display advertising to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe disclosing these metrics is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key business metrics, which are unaudited, for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Key Business Metrics:
Unique Visitors (1)	19,927,835	19,686,182	20,610,455	19,973,574
Search Queries (2)	238,348,816	177,025,185	509,126,605	388,669,982
Advertising Impressions (3)	10,337,928,948	10,292,927,243	18,823,156,330	21,775,961,313
Notes:

(1)	Reflects the number of unique visitors to our startpages computed on an average monthly basis during the applicable period.

(2)	Reflects the total number of search queries during the applicable period.

(3)	Reflects the total number of advertising impressions during the applicable period.
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

The following table shows the revenue in each category, both in amount and as a percentage of revenue, for the three months ended June 30, 2012 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(in thousands)
Revenue:
Search and display advertising	$25,439	$21,399	$51,219	$45,485
Subscriber-based	5,368	5,309	10,258	10,366
Total revenue	$30,807	$26,708	$61,477	$55,851
Percentage of revenue:
Search and display advertising	83%	80%	83%	81%
Subscriber-based	17	20	17	19
Total revenue	100%	100%	100%	100%
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
Provision (benefit) for Income Taxes
Income tax expense (benefit) consists of federal and state income taxes in the United States and taxes in certain foreign jurisdictions.
Noncontrolling Interests
Noncontrolling interests represent the noncontrolling holders' percentage share of income or losses from the JV Company, the results of which are consolidated in our condensed consolidated financial statements.
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss) attributable to Synacor, Inc.	$1,199	$(637)	$2,373	$(610)
Provision (benefit) for income taxes	301	(204)	700	(186)
Interest expense	89	43	136	101
Other expense	18	8	18	15
Depreciation	934	1,138	1,715	2,268
Stock-based compensation	425	617	983	1,179
Adjusted EBITDA	$2,966	$965	$5,925	$2,767

Results of Operations
The following tables set forth our results of operations for the periods presented in amount and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(in thousands)		(in thousands)
Revenue	$30,807	$26,708	$61,477	$55,851
Costs and operating expenses:
Cost of revenue (1)	16,876	14,017	33,640	29,781
Research and development (1)(2)	6,123	7,336	12,411	14,201
Sales and marketing (2)	2,399	2,147	4,776	4,277
General and administrative (1)(2)	2,868	2,957	5,708	6,101
Depreciation	934	1,138	1,715	2,268
Total costs and operating expenses	29,200	27,595	58,250	56,628
Income (loss) from operations	1,607	(887)	3,227	(777)
Other expense	(18)	(8)	(18)	(15)
Interest expense	(89)	(43)	(136)	(101)
Income (loss) before income taxes	1,500	(938)	3,073	(893)
Provision (benefit) for income taxes	301	(204)	700	(186)
Net income (loss)	1,199	(734)	2,373	(707)
Net loss attributable to noncontrolling interests	—	97	—	97
Net income (loss) attributable to Synacor, Inc.	$1,199	$(637)	$2,373	$(610)
Notes:

(1)	Exclusive of depreciation shown separately.

(2)	Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(in thousands)		(in thousands)
Research and development	$120	$281	$227	$542
Sales and marketing	99	76	173	152
General and administrative	206	260	583	485
	$425	$617	$983	$1,179

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenue	100%	100%	100%	100%
Costs and operating expenses:
Cost of revenue (1)	55	52	55	53
Research and development (1)	20	27	20	25
Sales and marketing	8	8	8	8
General and administrative (1)	9	11	9	11
Depreciation	3	4	3	4
Total costs and operating expenses	95%	103%	95%	101%
Income (loss) from operations	5%	(3)%	5%	(1)%
Other expense	—	—	—	—
Interest expense	—	—	—	—
Income (loss) before income taxes	5	(4)	5	(2)
Provision (benefit) for income taxes	1	(1)	1	—
Net income (loss)	4%	(3)%	4%	(1)%
Net loss attributable to noncontrolling interests	—%	—%	—%	—%
Net income (loss) attributable to Synacor, Inc.	4%	(3)%	4%	(1)%
Note:

(1)	Exclusive of depreciation shown separately.
Comparison of the Three and Six Months ended June 30, 2012 and 2013
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2013	% Change	2012	2013	% Change
	(in thousands)			(in thousands)
Revenue:
Search and display advertising	$25,439	$21,399	(16)%	$51,219	$45,485	(11)%
Subscriber-based	5,368	5,309	(1)	10,258	10,366	1
Total revenue	$30,807	$26,708	(13)	$61,477	$55,851	(9)
Percentage of revenue:
Search and display advertising	83%	80%		83%	81%
Subscriber-based	17	20		17	19
Total revenue	100%	100%		100%	100%
Three months ended 2012 compared to 2013. Revenue decreased by $4.1 million, or 13%, compared to the same period in 2012. Search revenue decreased by $3.6 million. We believe a material portion of the decrease was due to the placement of our startpages on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. In addition, and to a lesser extent, we believe the decrease was due to lower search activity associated with the increased usage of other devices such as tablets and smartphones generally across the consumer base and due to a change in the way we monetize searches through our startpages. Display revenue decreased slightly by $0.4 million as advertising impressions decreased slightly across our startpages. Subscriber-based revenue remained relatively constant, decreasing $0.1 million, or 1% compared to the same period in 2012.
Six months ended 2012 compared to 2013. Revenue decreased by $5.6 million, or 9%, compared to the same period in 2012. Search revenue decreased by $6.6 million. We believe a material portion of the decrease was due to the placement of our startpages on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. In addition, and to a lesser extent, we believe the decrease was due to lower search activity associated with the increased usage of other devices such as tablets and smartphones generally across the consumer base and due to a change in the way we monetize searches through our startpages. Display revenue increased slightly by $0.9 million as advertising impressions increased across our startpages. Subscriber-based revenue remained relatively constant, increasing $0.1 million, or 1% compared to the same period in 2012.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2013	% Change	2012	2013	% Change
	(in thousands)			(in thousands)
Cost of revenue	$16,876	$14,017	(17)%	$33,640	$29,781	(11)%
Percentage of revenue	55%	52%		55%	53%
Three months ended 2012 compared to 2013. Our cost of revenue decreased by $2.9 million, or 17%, compared to 2012. The decrease in our cost of revenue was driven by a decrease in revenue-sharing costs due to decreased search and display advertising. Cost of revenue as a percentage of revenue decreased to 52% of revenue from 55% of revenue because of changes in display advertising revenue attributable to the mix of customers with revenue-sharing arrangements.
Six months ended 2012 compared to 2013. Our cost of revenue decreased by $3.9 million, or 11%, compared to 2012. The decrease in our cost of revenue was driven by a decrease in revenue-sharing costs due to decreased search and display advertising. Cost of revenue as a percentage of revenue decreased to 53% of revenue from 55% of revenue because of changes in display advertising revenue attributable to the mix of customers with revenue-sharing arrangements.

Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2013	% Change	2012	2013	% Change
	(in thousands)			(in thousands)
Research and development	$6,123	$7,336	20%	$12,411	$14,201	14%
Percentage of revenue	20%	27%		20%	25%
Three months ended 2012 compared to 2013. Research and development expenses increased by $1.2 million, or 20%, compared to 2012. The increase was primarily due to increases in employee-related costs as a result of the increase in headcount to support new product initiatives.
Six months ended 2012 compared to 2013. Research and development expenses increased by $1.8 million, or 14%, compared to 2012. The increase was primarily due to increases in employee-related costs as a result of the increase in headcount to support new product initiatives.

Sales and Marketing Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2013	% Change	2012	2013	% Change
	(in thousands)			(in thousands)
Sales and marketing	$2,399	$2,147	(11)%	$4,776	$4,277	(10)%
Percentage of revenue	8%	8%		8%	8%
Three months ended 2012 compared to 2013. Sales and marketing expenses decreased by $0.3 million, or 11%, compared to 2012. The decrease was primarily due to a decrease in compensation related expenses.
Six months ended 2012 compared to 2013. Sales and marketing expenses decreased by $0.5 million, or 10%, compared to 2012. The decrease was primarily due to a decrease in compensation related expenses.

General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2013	% Change	2012	2013	% Change
	(in thousands)			(in thousands)
General and administrative	$2,868	$2,957	3%	$5,708	$6,101	7%
Percentage of revenue	9%	11%		9%	11%
Three months ended 2012 compared to 2013. General and administrative expenses remained relatively consistent, increasing by only $0.1 million, or 3%, compared to 2012.
Six months ended 2012 compared to 2013. General and administrative expenses increased by $0.4 million, or 7%, compared to 2012. The increase was primarily due to an increase in legal fees in connection with the formation of the JV Company and other administrative fees associated with being a publicly traded company.

Depreciation

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2013	% Change	2012	2013	% Change
	(in thousands)			(in thousands)
Depreciation	$934	$1,138	22%	$1,715	$2,268	32%
Percentage of revenue	3%	4%		3%	4%
Three months ended 2012 compared to 2013. Depreciation increased by $0.2 million, or 22%, compared to 2012. This increase was driven by the purchase of assets during 2012 to support the high availability requirements of our customers.
Six months ended 2012 compared to 2013. Depreciation increased by $0.6 million, or 32%, compared to 2012. This increase was driven by the purchase of assets during 2012 to support the high availability requirements of our customers.

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(in thousands)		(in thousands)
Interest expense	$(89)	$(43)	$(136)	$(101)
Our interest expense consists mainly of interest due on our capital lease obligations.
Provision (benefit) for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(in thousands)		(in thousands)
Provision (benefit) for income taxes	$301	$(204)	$700	$(186)
Our income tax expense for the three and six months ended June 30, 2012 included $0.7 million and $1.4 million of deferred income tax expense, partially offset by a tax benefit of $0.4 million and $0.7 million relating to a research and development credit.
As a result of incurring a net loss, we recorded a tax benefit of $0.2 million for the three and six months ended June 30, 2013.
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
In July 2013 the term of the amended and restated loan and security agreement we entered into in July 2011 expired. As such, there is no outstanding principal balance under that agreement and we are no longer bound by the financial covenants that we agreed to in that agreement. We are currently negotiating a new line of credit and we expect to have an agreement in place during the third quarter of 2013.
As of June 30, 2013, we had approximately $37.7 million of cash and cash equivalents. At that time, we did not have any short-term or long-term investments. Since that time we have made a $1.0 million investment (in the form of a convertible promissory note) in a privately held Delaware corporation called Blazer and Flip Flops, Inc., or B&FF (doing business as The Experience Engine), a professional services company. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Finally, under the terms of our joint venture agreement with Synacor China, Ltd., or the JV Company, we have agreed, upon the satisfaction of certain conditions, to provide up to $1.6 million in additional funding to the JV Company over two years through the purchase of non-voting, non-convertible Series A preferred shares of the JV Company.

Cash Flows

	Six Months Ended June 30,
	2012	2013
	(in thousands)
Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$4,799	$(199)
Cash flows used in investing activities	(2,640)	(3,002)
Cash flows provided by (used in) financing activities	21,965	(1,008)
Cash Provided by (Used in) Operating Activities
In the six months ended June 30, 2012, operating activities provided $4.8 million of cash. The cash flow from operating activities primarily resulted from our net income, adjusted for non-cash items, and changes in our operating assets and liabilities. We had net income of $2.4 million, which included a non-cash benefit from deferred income taxes of $0.6 million, non-cash depreciation of $1.7 million and non-cash stock-based compensation of $1.0 million. Changes in our operating assets and liabilities used $0.9 million of cash, primarily due to an increase of our accounts receivable of $1.2 million, an increase of our prepaid expenses and other current assets of $0.5 million, partially offset by an increase of our accounts payable of $0.8 million. The increase in our accounts receivable was primarily due to our revenue growth. The increase in prepaid expenses and other current assets was primarily due to prepayments made to vendors for components of our cost of revenue. The increase in accounts payable was the result of increased spending due to the growth of our revenue-share payments associated with our revenue growth and the timing of such payments.
In the six months ended June 30, 2013 operating activities used $0.2 million of cash. The cash flow from operating activities primarily resulted from our net loss, adjusted for non-cash items, and changes in our operating assets and liabilities. Net loss was $0.7 million, which included a non-cash benefit from deferred income taxes of $0.2 million, non-cash depreciation of $2.3 million and non-cash stock-based compensation of $1.2 million. Changes in our operating assets and liabilities used $2.7 million of cash, primarily due to a decrease of our accounts payable of $1.7 million and a decrease of our accrued expenses and other current liabilities of $1.3 million. The decrease in our accounts payable was primarily driven by lower revenue-share payments associated with our decrease in revenue. The decrease in accrued expenses and other current liabilities was primarily due to the decrease of accrued compensation costs of $1.8 million primarily relating to bonuses earned and accrued in 2012 and paid in 2013, partially offset by a $0.4 million increase in accrued costs to vendors for components of our cost of revenue due to the timing of payments made.
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
Cash used in investing activities in the six months ended June 30, 2013 was $3.0 million, consisting of $2.5 million for purchases of property and equipment specifically related to the build out of our data centers and internal-use software development and $0.5 million paid for the final payment for the acquisition of Carbyn.
Cash Provided by (Used in) Financing Activities
For the six months ended June 30, 2012, net cash provided by financing activities was $22.0 million, consisting of $25.4 million of proceeds from issuance of common stock in our IPO, partially offset by cash paid for issuance costs of $2.8 million, $0.6 million of proceeds from the exercise of common stock options, offset by $1.3 million for repayments on our capital lease obligations and bank financing.
For the six months ended June 30, 2013, net cash used in financing activities was $1.0 million primarily for repayment of $1.1 million on our capital lease obligations partially offset by proceeds of $0.1 million from the exercise of common stock options.
Off-Balance Sheet Arrangements
As of June 30, 2013, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These primarily include interest rate and inflation risk.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash and money market funds. Other than our $1.0 million investment in B&FF, we currently have no investments of any type. Our exposure to market risk for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We rely on traffic on our startpages to generate search and display advertising revenue, a substantial portion of which is derived from text-based links to advertisers' websites as a result of Internet searches. We have a revenue-sharing relationship with Google under which we include a Google-branded search tool on our startpages. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 49%, 57%, and 56% of our revenue in 2010, 2011, and 2012, or $32.6 million, $51.5 million, and $68.5 million, respectively, and approximately 53% of our revenue in the six months ended June 30, 2013, or $29.4 million. Our agreement with Google expires in February 2014 unless we and Google mutually elect to renew it. Additionally, Google may terminate our agreement if we experience a change in control, if we enter into an agreement providing for a change in control, if we do not maintain certain search and display advertising revenue levels or if we fail to conform to Google's search policies. If advertisers were to discontinue their advertising via Internet searches, if Google's revenue from search-based advertising were to decrease, if Google's share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be materially and adversely affected. Moreover, consumers' increased use of search tools other than the Google-branded search tool we provide would have similar effects.
A loss of any significant customer could negatively affect our financial performance.
We derive a substantial portion of our revenue from a small number of customers. For example, revenue attributable to two customers, Charter and CenturyLink (including our revenue attributable to Qwest, which merged with CenturyLink in April 2011), together accounted for approximately 60% of our revenue for the year ended December 31, 2010, or $39.8 million. Revenue attributable to each of these customers accounted for 20% or more of our revenue in 2010. Revenue attributable to Charter, CenturyLink (including our revenue attributable to Qwest) and Toshiba together accounted for approximately 62% of our revenue for the year ended December 31, 2011, or $56.9 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other two customers accounting for more than 10% in such period. Revenue attributable to Charter, CenturyLink (including revenue attributable to Qwest), Toshiba and Verizon together accounted for approximately 73% of our revenue for the year ended December 31, 2012, or $88.4 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other three customers accounting for more than 10% in such period. Revenue attributable to Charter, CenturyLink (including revenue attributable to Qwest), Toshiba and Verizon together accounted for approximately 69% of our revenue for the six months ended June 30, 2013, or $38.3 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other three customers accounting for more than 10% in such period. Revenue attributable to these customers includes the subscriber-based revenue earned directly from them, as well as the search and display advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our startpages.

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
We have incurred significant losses in each year of operation other than 2009, 2011, and 2012, including a net loss of $5.8 million in 2008 and a net loss of $3.6 million in 2010. Our net loss was $0.7 million in the six months ended June 30, 2013 as compared to a net income of $2.4 million for the six months ended June 30, 2012. Our net income in 2009, 2011, and 2012 was $0.3 million, $9.9 million, and $3.8 million, respectively. We expect that our expenses will increase in future periods as we implement initiatives designed to grow our business including, among other things, the development and marketing of new services and products, licensing of content, expansion of our infrastructure, international expansion and general and administrative expenses associated with being a public company. If our revenue does not sufficiently increase to offset these expected increases in operating expenses, we may incur significant losses and may not be profitable. Our revenue growth in recent periods may not be indicative of our future performance. In fact, our revenue for the six months ended June 30, 2013 declined as compared to the same period in 2012. Accordingly, we may not be able to maintain profitability in the future. Any failure to maintain profitability may materially and adversely affect our business, financial condition and results of operations.
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
We market our services and products directly to high-speed Internet service providers and consumer electronics manufacturers. New customer relationships typically take time to obtain and finalize because of the burdensome cost of migrating from an existing solution to our platform. Due to operating procedures in many organizations, a significant time period may pass between selection of our services and products by key decision-makers and the signing of a contract. The length of time between the initial customer sales call and the realization of significant sales is difficult to predict and can range from several months to several years. As a result, it is difficult to predict when we will obtain new customers and when we will begin to generate revenue and cash flows from these potential new customers.
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
Our revenue from high-speed Internet service providers, including our search and display advertising revenue generated by online consumer traffic on our startpages, accounted for more than 95% of our revenue in 2010, 86% in 2011, 80% in 2012, and 81% in the six months ended June 30, 2013. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated subscriber-based and search and display advertising revenue. Under our agreements with some of our customers, including Charter, Verizon and CenturyLink, they have the right to terminate the agreement if we are acquired by one of their competitors.
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
Our future success will depend, in part, on our ability to modify or enhance our services and products to meet customer and consumer needs, to add functionality and to address technological advancements that would improve their performance. For example, if our smartphone and tablet products fail to capture the increased search activity on such devices or if our services and products do not adapt to the increasing video usage on the Internet or to take into account evolving developments in social networking, then they could begin to appear obsolete. Similarly, if we fail to develop new ways to deliver content and services through apps other than traditional Internet browsers, consumers could seek alternative means of accessing content and services.
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
We plan to expand our product offerings internationally, particularly in Asia, Latin America and Europe. For example, in March 2013 we announced that we entered into a joint venture with Maxit Technology Incorporated, or Maxit, to supply authentication and aggregation solutions for the delivery of online content and services to customers in the People's Republic of China, or the PRC. We have limited experience in marketing and operating our services and products in international markets, and we may not be able to successfully develop our business in these markets. Our success in these markets will be directly linked to the success of relationships with potential customers, content partners and other third parties.
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

Finally, our skill at investing our funds in illiquid securities issued by other companies is untested. Although we review the results and prospects of such investments carefully, it is possible that our investments could result in a total loss. Additionally, we will typically have little or no control in the companies in which we invest, and we will be forced to rely on the management of companies in which we invest to make reasonable and sound business decisions. If the companies in which we invest are not successfully able to manage the risks facing them, such companies could suffer, and our own business, financial condition and results of operations could be harmed.
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
In addition, we typically have contractual obligations to our customers to indemnify and defend them with respect to third-party intellectual property infringement claims that arise from our customers' use of our products or services. Such claims, whether valid or not, could harm our relationships with our customers, have resulted and could result in the future in us or our customers having to enter into licenses with the claimants and have caused and could cause us in the future to incur additional costs or suffer reduced revenues. To date, neither the increase in our costs nor any reductions in our revenue resulting from such claims have been material. Such claims could also subject us to costly and time-consuming litigation as well as diverting management attention and resources. Satisfying our contractual indemnification obligations could also give rise to significant liability, and thus harm our business and our operating results.
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

We have derived and expect to continue to derive a substantial portion of our revenue from display advertising on our startpages. Such advertising accounted for approximately 20%, 23%, and 27% of our revenue for the years ended December 31, 2010, 2011, and 2012, respectively, and 29% of our revenue in the six months ended June 30, 2013. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

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
We have derived and expect to continue to derive a substantial majority of our revenue from search and display advertising on our startpages. Such search and display advertising revenue accounted for approximately 69%, 79%, and 83% of our revenue for the years ended December 31, 2010, 2011, and 2012, or $45.9 million, $72.1 million, and $101.6 million, respectively, and 81% of our revenue for the six months ended June 30, 2013, or $45.5 million. However, the prospects for continued demand and market acceptance for Internet advertising are uncertain. If advertisers do not continue to increase their usage of the Internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the Internet. Most advertising agencies and potential advertisers, particularly local advertisers, have only limited experience advertising on the Internet and devote only a small portion of their advertising expenditures to online advertising. As the Internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for Internet advertising. Many historical predictions by industry analysts and others concerning the growth of the Internet as a commercial medium have overstated the growth of the Internet and you should not rely upon them. This growth may not occur or may occur more slowly than estimated.

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

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own or control, directly or indirectly, as of March 26, 2013 over 30% of our outstanding common stock. As a result, these stockholders, if they act together, would have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they act together, would have the ability to influence significantly the management and affairs of our company. Accordingly, this concentration of ownership might harm the trading price of our common stock by:

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
The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on July 31, 2013, our trading price has ranged from $2.58 to $18.00. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to the various factors set forth in this "Risk Factors" section, as well as:

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

SYNACOR, INC.
Date: August 13, 2013	By:	/s/ RONALD N. FRANKEL
Ronald N. Frankel
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2013	By:	/s/ WILLIAM J. STUART
William J. Stuart
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1.1*	Amendment Two to Google Services Agreement between Google Inc. and Synacor, Inc. dated as of May 1, 2012.
10.1.2*	Amendment Three to Google Services Agreement between Google Inc. and Synacor, Inc. dated as of May 1, 2013.
10.2*	Amendment #4 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated as of April 1, 2013.
10.3*	Amendment #2 to Master Services Agreement between Verizon Corporate Services Group Inc. and Synacor, Inc. dated as of April 1, 2013.
10.4	Special Purpose Recruitment Plan (incorporated by reference to Appendix A of Registrant's Definitive Proxy Statement on Schedule 14A (File No. 001-33843), filed with the SEC on April 5, 2013).
10.5	Form of Stock Option Agreement (Early Exercise) under Special Purpose Recruitment Plan.
10.6	Letter agreement between Scott A. Bailey and Synacor, Inc. dated as of June 25, 2013.
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema Linkbase Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Definition Linkbase Document
101.LAB†	XBRL Taxonomy Labels Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Confidential treatment requested for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.

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