Form 10-Q
period 2013-09-30
Synacor, Inc.
filed 2013-11-14
CIK 1408278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2013, there were 27,339,636 shares of the registrant’s common stock outstanding. All share and per share amounts in this Quarterly Report on Form 10-Q reflect the 1-for-2 reverse stock split of the registrant’s common stock which took effect immediately prior to the effectiveness of the registration statement for the registrant’s initial public offering.

PART I — FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets—Unaudited as of December 31, 2012 and September 30, 2013	1
	Condensed Consolidated Statements of Operations—Unaudited for the Three and Nine Months Ended September 30, 2012 and 2013	2
	Condensed Consolidated Statements of Comprehensive Income (Loss)—Unaudited for the Three and Nine Months Ended September 30, 2012 and 2013	3
	Condensed Consolidated Statements of Cash Flows—Unaudited for the Nine Months Ended September 30, 2012 and 2013	4
	Notes to the Condensed Consolidated Financial Statements—Unaudited as of December 31, 2012 and September 30, 2013, and for the Three and Nine Months Ended September 30, 2012 and 2013	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	24
Item 4.	Controls and Procedures	24
PART II — OTHER INFORMATION		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	42
SIGNATURES		44

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNACOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED
AS OF DECEMBER 31, 2012 AND SEPTEMBER 30, 2013
(In thousands except for share and per share data)

	December 31, 2012	September 30, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,944	$34,778
Accounts receivable—net of allowance of $25 and $276	15,624	14,359
Deferred income taxes	1,999	1,013
Prepaid expenses and other current assets	1,831	2,239
Total current assets	61,398	52,389
PROPERTY AND EQUIPMENT—Net	11,043	13,244
DEFERRED INCOME TAXES, NON-CURRENT	2,527	3,981
OTHER LONG-TERM ASSETS	543	428
GOODWILL	819	819
CONVERTIBLE PROMISSORY NOTE	—	1,000
INVESTMENT IN EQUITY INTEREST	—	86
TOTAL ASSETS	$76,330	$71,947
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,204	$11,696
Accrued expenses and other current liabilities	7,328	6,043
Current portion of capital lease obligations	2,127	1,914
Total current liabilities	23,659	19,653
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	1,712	753
OTHER LONG-TERM LIABILITIES	148	212
Total liabilities	25,519	20,618
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding at December 31, 2012 and September 30, 2013	—	—
Common stock, $0.01 par value—100,000,000 shares authorized, 27,517,665 issued and 27,198,165 outstanding at December 31, 2012, and 100,000,000 authorized, 27,659,136 issued and 27,339,636 shares outstanding at September 30, 2013	275	277
Treasury stock—at cost, 319,500 shares at December 31, 2012 and September 30, 2013	(569)	(569)
Additional paid-in capital	99,449	101,497
Accumulated deficit	(48,338)	(49,877)
Accumulated other comprehensive income (loss)	(6)	1
Total stockholders’ equity	50,811	51,329
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,330	$71,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013
(In thousands except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
REVENUE	$28,326	$26,551	$89,803	$82,402
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation shown separately below)	15,792	14,083	49,432	43,864
Research and development (exclusive of depreciation shown separately below)	6,218	7,404	18,629	21,548
Sales and marketing	2,000	2,058	6,776	6,332
General and administrative (exclusive of depreciation shown separately below)	2,676	2,805	8,384	8,772
Depreciation	981	1,119	2,696	3,387
Total costs and operating expenses	27,667	27,469	85,917	83,903
INCOME (LOSS) FROM OPERATIONS	659	(918)	3,886	(1,501)
OTHER INCOME (EXPENSE)	25	(15)	7	(30)
INTEREST EXPENSE	(72)	(39)	(208)	(140)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY INTEREST	612	(972)	3,685	(1,671)
(BENEFIT) PROVISION FOR INCOME TAXES	(40)	(260)	660	(446)
LOSS IN EQUITY INTEREST	—	(120)	—	(314)
NET INCOME (LOSS)	$652	$(832)	$3,025	$(1,539)

NET INCOME (LOSS) PER SHARE:
Basic	$0.02	$(0.03)	$0.13	$(0.06)
Diluted	$0.02	$(0.03)	$0.11	$(0.06)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME (LOSS) PER SHARE:
Basic	27,329,106	27,333,693	23,728,120	27,293,898
Diluted	30,010,359	27,333,693	28,765,152	27,293,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)—UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Net income (loss)	$652	$(832)	$3,025	$(1,539)
Other comprehensive income:
Change in foreign currency translation adjustment	(17)	1	(8)	7
Comprehensive income (loss)	$635	$(831)	$3,017	$(1,532)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013
(In thousands)

	Nine Months Ended September 30,
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,025	$(1,539)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,696	3,387
Stock-based compensation expense	1,503	1,862
Loss on disposal of property and equipment	32	—
Deferred income taxes	563	(468)
Loss in equity interest	—	314
Change in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(57)	1,265
Prepaid expenses and other current assets	(115)	(408)
Other long-term assets	223	115
Accounts payable	1,048	(2,586)
Accrued expenses and other current liabilities	812	(1,246)
Other long-term liabilities	101	64
Net cash provided by operating activities	9,831	760
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,983)	(4,550)
Cash paid for business acquisition	(600)	(500)
Purchases of convertible promissory note	—	(1,000)
Investment in equity interest	—	(400)
Net cash used in investing activities	(3,583)	(6,450)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment on bank financing	(250)	—
Repayments on capital lease obligations	(1,739)	(1,662)
Proceeds from exercise of common stock options	922	179
Proceeds from initial public offering	25,364	—
Initial public offering costs	(2,753)	—
Net cash provided by (used in) financing activities	21,544	(1,483)
Effect of exchange rate changes on cash and cash equivalents	(8)	7
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,784	(7,166)
CASH AND CASH EQUIVALENTS—Beginning of period	10,925	41,944
CASH AND CASH EQUIVALENTS—End of period	$38,709	$34,778
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$201	$125
Cash paid for income taxes	109	138
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Property and equipment acquired under capital lease obligations	$2,484	$490
Accrued business acquisition consideration	500	—
Accrued property and equipment expenditures	616	808
Receivable for stock option exercises	60	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
AS OF DECEMBER 31, 2012 AND SEPTEMBER 30, 2013, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013
(In thousands except for share and per share data)
1. The Company and Summary of Significant Accounting Policies
Synacor, Inc., together with its consolidated subsidiary (collectively, the “Company”), is a leading provider of startpages, TV Everywhere solutions, Identity Management (IDM) and various cloud-based services across multiple devices for cable, satellite, telecom and consumer electronics companies. The Company is also a leading provider of authentication and aggregation solutions for delivery of personalized online content. The Company's technology allows its customers to package a wide array of personalized content and cloud-based services with their high-speed Internet, communications, television and other offerings. The Company's customers offer the Company's services under their own brands on Internet-enabled devices such as PCs, tablets, smartphones and connected TVs.
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
In connection with the initial public offering in February 2012, the Board of Directors of the Company approved a 1-for-2 reverse stock split of the Company’s common stock. All common shares, stock options, and per share information presented in these condensed consolidated financial statements reflect the reverse stock split on a retroactive basis for all periods presented. There was no change in the par value of the Company’s common stock. The ratio by which shares of preferred stock were convertible into shares of common stock was adjusted to reflect the effects of the reverse stock split. In addition, in accordance with their rights and consistent with the conversion rates discussed in Note 7, Equity, all shares of the Company’s outstanding preferred stock were converted into common stock upon the closing of the initial public offering.
Basis of Presentation — The interim unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiary. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise have the power to control, are accounted for using the equity method and are included as investments in equity interest on the condensed consolidated balance sheets. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. These interim unaudited condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any subsequent period and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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
Concentrations of Risk — As of December 31, 2012 and September 30, 2013, and for the three and nine months ended September 30, 2012 and 2013, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable and revenue as follows:

	Accounts Receivable
	December 31, 2012	September 30, 2013
Google	40%	31%
Customer A	N/A	11

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Google	51%	50%	57%	52%
For the three and nine months ended September 30, 2012 and 2013, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue. The costs represent revenue share paid to them for their supply of Internet traffic on the Company's startpages.

	Cost of Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Customer A	19%	24%	20%	21%
Customer B	16	13	17	13
Customer C	13	10	13	11
Customer D	12	15	12	13

Acquisitions — In January 2012, the Company acquired the assets of Carbyn, Inc., or Carbyn, an Ontario, Canada-based company. The assets acquired are principally comprised of mobile device software and technology and other intellectual property, which the Company expects to enhance its efforts in the development of next generation web applications for mobile devices. The aggregate purchase price was up to $1,100 for the acquired assets, of which $600 was paid upon consummation of the acquisition and the remaining $500 was paid in April 2013. In addition, the Company hired seven employees from Carbyn who accepted employment with Synacor Canada, Inc., a wholly-owned subsidiary of the Company. The acquisition and its impact on the consolidated financial statements are not material. The purchase price was allocated to the assets acquired based on their respective fair values as of the acquisition date, with the amount exceeding the fair value recorded as goodwill of $819.

In November 2013, the Company acquired the assets of Teknision, Inc., or Teknision, an Ontario, Canada-based company. Teknision has created a development framework that accelerates the production of home screen and other Android applications. The Company expects to leverage the framework to enable a range of customer applications for Android devices. The Company also expects to enhance its presence in mobile and provide a platform for custom Android launchers and intelligent home screens for wireless carriers and consumer electronics companies. The aggregate purchase price is up to $1,005 for the acquired assets, of which $510 was paid upon consummation of the acquisition and the remaining $495 is due in May 2015 unless such amount is offset in satisfaction of certain indemnification obligations of Teknision. In addition, the Company hired eleven employees from Teknision who accepted employment with Synacor Canada, Inc. The acquisition and its impact on the condensed consolidated financial statements are not material.

2. Investments and Fair Value Measurements
In July 2013 the Company made a $1,000 investment (in the form of a convertible promissory note) in a privately held Delaware corporation called Blazer and Flip Flops, Inc., or B&FF (doing business as The Experience Engine). B&FF is a professional services company whose principals have experience integrating its customers' systems with their consumers' devices, including smartphones and tablets.
The investment in B&FF is considered an available-for-sale security and is reported on the Company’s condensed consolidated balance sheets in long term assets as a convertible promissory note.
The provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures, establish a framework for measuring the fair value in accounting principles generally accepted in the U.S. and establish a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:
Level 1 - Level 1 inputs are defined as observable inputs such as quoted prices in active markets.

Level 2 - Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
Level 3 - Level 3 inputs are unobservable inputs that reflect the Company’s determination of assumptions that market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including the Company’s own data.
The Company classifies its investment in B&FF within Level 3 because it is valued using unobservable inputs and at September 30, 2013 the estimated fair value is equal to the purchase price of $1,000.
3. Property and Equipment—Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2012	September 30, 2013
Computer equipment (1)	$17,630	$18,829
Computer software	3,715	4,575
Furniture and fixtures	1,050	1,520
Leasehold improvements	732	968
Work in process (2)	226	2,931
Other	173	173
	23,526	28,996
Less accumulated depreciation (3)	(12,483)	(15,752)
Total property and equipment—net	$11,043	$13,244
Notes:

(1)	Includes equipment under capital lease obligations of approximately $5,882 and $4,988 as of December 31, 2012 and September 30, 2013, respectively.

(2)	Includes internal-use software development costs of $40 and $2,800 as of December 31, 2012 and September 30, 2013, respectively.

(3)	Includes $1,834 and $1,798 of accumulated depreciation of equipment under capital leases as of December 31, 2012 and September 30, 2013, respectively.
4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2012	September 30, 2013
Accrued compensation	$4,265	$3,160
Accrued content fees	555	881
Accrued property and equipment expenditures	132	593
Accrued business acquisition consideration	500	—
Unearned revenue on contracts	297	437
Other	1,579	972
Total	$7,328	$6,043
5. Information About Segment and Geographic Areas
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

The following table sets forth revenue and long-lived tangible assets by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenue
United States	$28,152	$26,386	$89,307	$81,883
United Kingdom	174	165	496	519
Total revenue	$28,326	$26,551	$89,803	$82,402

	December 31, 2012	September 30, 2013
Long-lived tangible assets
United States	$10,638	$12,984
Netherlands	405	260
Total long-lived tangible assets	$11,043	$13,244
6. Commitments and Contingencies
Litigation —From time to time, the Company is a party to legal actions. In the opinion of management, the outcome of these matters is not expected to have a material impact on the consolidated financial statements of the Company.
Contract Commitments —The Company is obligated to make payments under various contracts with vendors and other business partners, principally for revenue-share and content arrangements. Contract commitments as of September 30, 2013 are summarized as follows (in thousands):

Year ending December 31:
2013 (remaining three months)	$1,220
2014	1,419
2015	1,080
2016	1,080
2017	360
Due after 5 years	—
Total contract commitments	$5,159
7. Equity
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
8. Stock-based Compensation

The Company recorded $520 and $683 of stock-based compensation expense for the three months ended September 30, 2012 and 2013, respectively. Stock-based compensation expense for the nine months ended September 30, 2012 and 2013, was $1,503 and $1,862, respectively. No income tax deduction is allowed for incentive stock options, or ISOs. Accordingly, no deferred income tax asset is recorded for the expense related to these options. Stock option grants of non-qualified stock options, or NQSOs, result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised.
Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the periods presented, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Research and development	$146	$318	$373	$860
Sales and marketing	119	97	292	249
General and administrative	255	268	838	753
Total stock-based compensation expense	$520	$683	$1,503	$1,862
Stock Option Activity —A summary of the stock option activity for the nine months ended September 30, 2013 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding—January 1, 2013	4,510,807	$4.06
Granted	1,240,750	3.57
Exercised	(141,471)	1.26
Forfeited	(138,198)	6.83
Outstanding—September 30, 2013	5,471,888	3.91	$1,115	7.43
Vested and expected to vest—September 30, 2013	5,029,234	3.85	$1,115	7.31
Vested and exercisable—September 30, 2013	2,520,618	3.06	$1,114	5.78
Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the NASDAQ as of September 30, 2013 was $2.58. The total intrinsic value of options exercised was approximately $0 and $186 for the three and nine months ended September 30, 2013, respectively.
The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Grant Date	Options Granted	Weighted- Average Exercise Price	Expected Life of Options (In years)	Risk-Free Interest Rate	Expected Volatility	Expected Dividend Yield
February 3, 2013	44,500	$5.55	6.25	1.43%	61%	—%
March 11, 2013	50,500	$3.12	6.25	1.43%	60%	—%
April 29, 2013	62,500	$2.88	6.25	1.10%	60%	—%
May 16, 2013	889,250	$3.68	6.25	1.25%	60%	—%
June 17, 2013	45,000	$3.23	6.25	1.57%	60%	—%
July 26, 2013	47,500	$3.25	6.25	1.67%	59%	—%
September 16, 2013	101,500	$2.69	6.25	1.96%	59%	—%
As of September 30, 2013, the unrecognized compensation cost related to non-vested options granted, for which vesting is probable, under the plan was approximately $6,389. This cost is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of shares vested was $668 and $2,066 for the three and nine months ended September 30, 2013, respectively.

RSU Activity—A summary of RSU activity for the nine months ended September 30, 2013, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2013	50,000	$5.82
Granted	7,500	3.86
Released	—	—
Forfeited	—	—
Unvested - September 30, 2013	57,500	$5.54
Expected to vest—September 30, 2013	48,875	$5.54
As of September 30, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $236, which is expected to be recognized over the next 3.22 years.
9. Investment in Equity Interest
In March 2013, the Company entered into a Joint Venture Agreement, pursuant to which it owns 50% of the outstanding common stock and 100% of the preferred shares of Synacor China, Ltd., or the JV Company. In July 2013 the Company provided $400 in initial funding and has agreed to provide up to $1,600 in additional funding to the JV Company over the following two years. Subject to the completion of customary regulatory requirements, the JV Company will, through its wholly foreign-owned subsidiary in the People's Republic of China (the “PRC”), supply authentication and aggregation solutions for the delivery of online content and services to customers in the PRC.
The investment in the JV Company is being accounted for using the equity method and is classified as an investment in equity interest on the Company’s condensed consolidated balance sheets. The Company records its share of the results of the JV Company within earnings in equity interest in the condensed consolidated statements of operations. Since acquiring its interest in the JV Company, the company has recorded, in retained earnings, cumulative losses in equity interest of $314.
10. Net Income (Loss) Per Common Share Data
Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the exercise of stock options, and to a lesser extent, shares issuable upon the release of RSUs. In addition, for the nine months ended September 30, 2012, the potential common shares included the conversion of preferred stock on an as if converted basis prior to the Company's initial public offering in February 2012. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method.
The following table presents the calculation of basic and diluted net income (loss) per share for the three and nine month periods ended September 30, 2012 and 2013 (in thousands, except share and per share amounts):

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2012	2013	2012	2013
Basic net income (loss) per share:
Numerator:
Net income (loss)	$652	$(832)	$3,025	$(1,539)
Denominator:
Weighted-average common shares outstanding	27,329,106	27,333,693	23,728,120	27,293,898
Basic net income (loss) per share	$0.02	$(0.03)	$0.13	$(0.06)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$652	$(832)	$3,025	$(1,539)
Denominator:
Number of shares used in basic calculation	27,329,106	27,333,693	23,728,120	27,293,898
Add weighted-average effect of dilutive securities:
Conversion of preferred stock (as if converted basis)	—	—	2,602,923	—
Employee stock options and RSUs	2,681,253	—	2,434,109	—
Number of shares used in diluted calculation	30,010,359	27,333,693	28,765,152	27,293,898
Diluted net income (loss) per share	$0.02	$(0.03)	$0.11	$(0.06)
The following equivalent shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2012	2013	2012	2013
Antidilutive equity awards:
Stock options and RSUs	132,850	5,529,388	132,850	5,529,388
* * * * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We generate revenue from search and display advertising and by charging subscriber-based fees for services and products delivered through our startpages. Our results are driven primarily by our customer mix, the product and service mix preferences of those customers and the pricing of those products and services. We generate the majority of our revenue from search and display advertising on our startpages, which comprise consumer-facing components of our technology. Adding new customers with large consumer bases and expansion of our relationships with existing customers have historically resulted in an increasing shift in our revenue mix towards search and display advertising revenue. Growth in our business (through growth in search and display advertising revenue) is dependent on new customers adopting our solutions and their respective consumers’ use of our startpages ramping up as described below. Increases in search and display advertising revenue are largely driven by our model of sharing a portion of this search and advertising revenue with our customers. As we expand our cloud-based and value added services offerings, we expect to generate increased subscriber-based revenue from our customers.
For the three and nine months ended September 30, 2013, search and display advertising revenue was $20.9 million and $66.4 million, a decrease of 10% and 11% compared to $23.3 million and $74.5 million for the three and nine months ended September 30, 2012. Over the same periods, our unique visitors decreased by 4% and 3%, our search queries decreased by 29% and 25% and our advertising impressions decreased by 18% and increased by 3%. Search revenue decreased by $1.0 million and $7.7 million for the three and nine months ended September 30, 2013 compared to the same periods ended September 30, 2012. We believe a material portion of the decrease was due to the placement of our startpages on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. In addition, and to a lesser extent, we believe the decrease was due to lower search activity associated with the increased usage of other devices such as tablets and smartphones generally across the consumer base. We anticipate that search activity will increase on smartphones and tablets in the future and, although our search queries are down, we believe that our continuing investment in mobile products, such as our investments in Carbyn and Teknision, will allow us to compete more effectively for search activity on smartphones and tablets. Display advertising revenue decreased by $1.3 million for the three months ended September 30, 2013 compared to the same period ended September 30, 2012 as a result of pricing changes in one of our customer contracts, another customer’s implementation of more secure webmail, which affected our ability to insert display advertising on that customer’s webmail site, and  changes in practices and policies for display advertising. Display advertising revenue decreased slighty by $0.4 million for the nine months ended September 30, 2013 compared to the same periods ended September 30, 2012. We anticipate that the signing and launching of new customers and our mobile product initiatives will help add new search and display advertising revenue in future years.
Our subscriber-based revenue consists of fees charged for the use of our proprietary technology and for the use of, or access to, services, such as e-mail, security, TV Everywhere, online games, music and other value added services and paid content. During the three and nine months ended September 30, 2013, subscriber-based revenue was $5.6 million and $16.0 million, an increase of 11% and 4% compared to $5.1 million and $15.3 million for the three and nine months ended September 30, 2012. This increase is primarily driven by by growth in our e-mail service to our customers. We believe there are opportunities to generate new sources of subscriber-based revenue, such as the introduction of new value added services, including those delivered on smartphones and tablets. We believe that the variety of value added services and the introduction of new value added services will also drive increased search and display advertising revenue.
As we obtain new customers and those new customers introduce our startpages to their consumers, we expect that usage of our solutions and our revenue from our startpages to increase over time. There are a variety of reasons for this ramp-up period. For example, a new customer may migrate its consumers from its existing technology to our technology over a period of time. Moreover, a new customer may initially launch a selection of our services and products, rather than our entire suite of offerings, and subsequently broaden their service and product offerings over time. When a customer launches a new service or product, marketing and promotional activities may be required to generate awareness and interest among consumers. Search and display advertising revenue typically grows significantly during the first one to three years after a customer launch, although there can be notable variances from customer to customer. Thereafter, changes in revenue tend to mirror changes in the consumer base of the applicable customer.
For the three and nine months ended September 30, 2013, we derived revenue from nearly 50 customers, with revenue attributable to four customers, CenturyLink, Inc. or CenturyLink (including revenue attributable to Qwest Communications International, Inc., or Qwest, which merged with CenturyLink in April 2011), Charter Communications Inc., or Charter, Verizon Corporate Services Group, Inc., or Verizon, and Toshiba America Information Systems, Inc., or Toshiba, together accounting for approximately 68% of our revenue for both the three and nine months ended September 30, 2013, or $18.0 million and $56.2 million. One of these customers accounted for 20% or more of revenue in such periods, and revenue attributable to each of the other three customers accounted for more than 10% in such periods.
Revenue attributable to our customers includes the subscriber-based revenue earned directly from them, as well as the search and display advertising revenue generated through our relationships with our search and display advertising partners (such as Google Inc., or Google, for search advertising and advertising networks, advertising agencies and advertisers for display advertising). This revenue is attributable to our customers because it is produced from the traffic on our startpages. These partners provide us with advertisements that we then deliver with search results and other content on our startpages. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In the three and nine months ended September 30, 2013, search advertising through our relationship with Google generated approximately 50% and 52% of our revenue, or $13.4 million and $42.8 million (all of which was attributable to our customers).
The initiatives described below under “Key Initiatives” are expected to contribute to our ability to maintain and grow revenue and return to profitability via increases in advertising revenue, increases in customers and our consumer reach, and increases in availability of products across more devices. We expect the period in which we experience a return on future investments in each of these initiatives to differ. For example, more direct advertising at higher cost per thousand impressions (referred to as cost per mille, or CPM) would be expected to have an immediate and direct impact on profitability while expansion into international markets may require an investment that involves a longer term return. We intend to utilize some of the proceeds of our initial public offering to improve our ability to achieve consistent profitability in the future by enhancing our technology and our systems capabilities to more efficiently support our customers, develop new products and features and report upon, analyze and manage the financial performance of the business.
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
Key Business Metrics
In addition to the line items in our financial statements, we regularly review a number of business metrics related to Internet traffic and search and display advertising to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe disclosing these metrics is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key business metrics, which are unaudited, for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Key Business Metrics:
Unique Visitors (1)	20,241,871	19,373,165	20,487,594	19,773,438
Search Queries (2)	233,767,194	165,556,903	742,893,799	554,226,885
Advertising Impressions (3)	11,634,386,253	9,518,576,265	30,457,542,583	31,294,537,578
Notes:

(1)	Reflects the number of unique visitors to our startpages computed on an average monthly basis during the applicable period.

(2)	Reflects the total number of search queries during the applicable period.

(3)	Reflects the total number of advertising impressions during the applicable period.
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

The following table shows the revenue in each category, both in amount and as a percentage of revenue, for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(in thousands)
Revenue:
Search and display advertising	$23,255	$20,944	$74,474	$66,429
Subscriber-based	5,071	5,607	15,329	15,973
Total revenue	$28,326	$26,551	$89,803	$82,402
Percentage of revenue:
Search and display advertising	82%	79%	83%	81%
Subscriber-based	18	21	17	19
Total revenue	100%	100%	100%	100%
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

•
We generate display advertising revenue when consumers view or click on a text, graphic or video advertisement that was delivered on a Synacor-operated startpage. We fill our advertising inventory with advertisements sourced by our direct salesforce, independent advertising sales representatives and advertising network partners. Revenue may be calculated differently depending on our agreements with our advertisers or the agreements between our advertising network partners and their advertisers. It may be calculated on a cost per impression basis, which means the advertiser pays based on the number of times its advertisements appear, or a cost per action basis, which means that an advertiser pays when a consumer performs an action after engaging one of its advertisements, or on a fixed fee basis. Historically only a small percentage of our display advertising revenue has been calculated on a cost per action basis or fixed fee basis.

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
Other (Income) Expense
Other (income) expense consists primarily of foreign exchange gains and losses.
Interest Expense
Interest expense primarily consists of expenses associated with our capital leases.
Provision (benefit) for Income Taxes
Income tax expense (benefit) consists of federal and state income taxes in the United States and taxes in certain foreign jurisdictions.
Loss in Equity Interest
Loss in equity interest represents our percentage share of losses in investments in entities in which we can can exercise significant influence, but do not own a majority equity interest or otherwise control.
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$652	$(832)	$3,025	$(1,539)
(Benefit) provision for income taxes	(40)	(260)	660	(446)
Interest expense	72	39	208	140
Other (income) expense	(25)	15	(7)	30
Depreciation	981	1,119	2,696	3,387
Loss in equity interest	—	120	—	314
Stock-based compensation	520	683	1,503	1,862
Adjusted EBITDA	$2,160	$884	$8,085	$3,748

Results of Operations
The following tables set forth our results of operations for the periods presented in amount and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(in thousands)		(in thousands)
Revenue	$28,326	$26,551	$89,803	$82,402
Costs and operating expenses:
Cost of revenue (1)	15,792	14,083	49,432	43,864
Research and development (1)(2)	6,218	7,404	18,629	21,548
Sales and marketing (2)	2,000	2,058	6,776	6,332
General and administrative (1)(2)	2,676	2,805	8,384	8,772
Depreciation	981	1,119	2,696	3,387
Total costs and operating expenses	27,667	27,469	85,917	83,903
Income (loss) from operations	659	(918)	3,886	(1,501)
Other (income) expense	25	(15)	7	(30)
Interest expense	(72)	(39)	(208)	(140)
Income (loss) before income taxes and equity interest	612	(972)	3,685	(1,671)
(Benefit) provision for income taxes	(40)	(260)	660	(446)
Loss in equity interest	—	(120)	—	(314)
Net income (loss)	$652	$(832)	$3,025	$(1,539)
Notes:

(1)	Exclusive of depreciation shown separately.

(2)	Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(in thousands)		(in thousands)
Research and development	$146	$318	$373	$860
Sales and marketing	119	97	292	249
General and administrative	255	268	838	753
	$520	$683	$1,503	$1,862

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenue	100%	100%	100%	100%
Costs and operating expenses:
Cost of revenue (1)	56	53	55	53
Research and development (1)	22	28	21	26
Sales and marketing	7	8	8	8
General and administrative (1)	9	11	9	11
Depreciation	3	4	3	4
Total costs and operating expenses	98	103	96	102
Income (loss) from operations	2	(3)	4	(2)
Other (income) expense	—	—	—	—
Interest expense	—	—	—	—
Income (loss) before income taxes and equity interest	2	(4)	4	(2)
(Benefit) provision for income taxes	—	(1)	1	—
Loss in equity interest
Net income (loss)	2%	(3)%	3%	(2)%
Note:

(1)	Exclusive of depreciation shown separately.
Comparison of the Three and Nine Months ended September 30, 2012 and 2013
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2013	% Change	2012	2013	% Change
	(in thousands)			(in thousands)
Revenue:
Search and display advertising	$23,255	$20,944	(10)%	$74,474	$66,429	(11)%
Subscriber-based	5,071	5,607	11	15,329	15,973	4
Total revenue	$28,326	$26,551	(6)	$89,803	$82,402	(8)
Percentage of revenue:
Search and display advertising	82%	79%		83%	81%
Subscriber-based	18	21		17	19
Total revenue	100%	100%		100%	100%
Three months ended 2012 compared to 2013. Revenue decreased by $1.8 million, or 6%, compared to the same period in 2012. Search revenue decreased by $1.0 million. We believe a material portion of the decrease was due to the placement of our startpages on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. In addition, and to a lesser extent, we believe the decrease was due to lower search activity associated with the increased usage of other devices such as tablets and smartphones generally across the consumer base and due to a change in the way we monetize searches through our startpages. Display advertising revenue decreased by $1.3 million as a result of pricing changes in one of our customer contracts, another customer’s implementation of more secure webmail, which affected our ability to insert display advertising on that customer’s webmail site, and  changes in practices and policies for display advertising. Subscriber-based revenue increased $0.5 million, or 11% compared to the same period in 2012 mainly due to growth in adoption of our e-mail service by our customers.
Nine months ended 2012 compared to 2013. Revenue decreased by $7.4 million, or 8%, compared to the same period in 2012. Search revenue decreased by $7.7 million. We believe a material portion of the decrease was due to the placement of our startpages on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. In addition, and to a lesser extent, we believe the decrease was due to lower search activity associated with the increased usage of other devices such as tablets and smartphones generally across the consumer base and due to a change in the way we monetize searches through our startpages. Display advertising revenue decreased slightly by $0.4 million. Subscriber-based revenue increased $0.6 million, or 4% compared to the same period in 2012 mainly due to growth in adoption of our e-mail service by our customers.
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2013	% Change	2012	2013	% Change
	(in thousands)			(in thousands)
Cost of revenue	$15,792	$14,083	(11)%	$49,432	$43,864	(11)%
Percentage of revenue	56%	53%		55%	53%
Three months ended 2012 compared to 2013. Our cost of revenue decreased by $1.7 million, or 11%, compared to 2012. The decrease in our cost of revenue was driven by a decrease in revenue-sharing costs due to decreased search and display advertising. Cost of revenue as a percentage of revenue decreased to 53% of revenue from 56% of revenue because of changes in display advertising revenue attributable to the mix of customers with revenue-sharing arrangements.
Nine months ended 2012 compared to 2013. Our cost of revenue decreased by $5.6 million, or 11%, compared to 2012. The decrease in our cost of revenue was driven by a decrease in revenue-sharing costs due to decreased search and display advertising. Cost of revenue as a percentage of revenue decreased to 53% of revenue from 55% of revenue because of changes in display advertising revenue attributable to the mix of customers with revenue-sharing arrangements.

Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2013	% Change	2012	2013	% Change
	(in thousands)			(in thousands)
Research and development	$6,218	$7,404	19%	$18,629	$21,548	16%
Percentage of revenue	22%	28%		21%	26%
Three months ended 2012 compared to 2013. Research and development expenses increased by $1.2 million, or 19%, compared to 2012. The increase was primarily due to increases in employee-related costs as a result of the increase in headcount to support new product initiatives.
Nine months ended 2012 compared to 2013. Research and development expenses increased by $2.9 million, or 16%, compared to 2012. The increase was primarily due to increases in employee-related costs as a result of the increase in headcount to support new product initiatives.

Sales and Marketing Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2013	% Change	2012	2013	% Change
	(in thousands)			(in thousands)
Sales and marketing	$2,000	$2,058	3%	$6,776	$6,332	(7)%
Percentage of revenue	7%	8%		8%	8%
Three months ended 2012 compared to 2013. Sales and marketing expenses remained relatively consistent, increasing by only $0.1 million, or 3%, compared to 2012.
Nine months ended 2012 compared to 2013. Sales and marketing expenses decreased by $0.4 million, or 7%, compared to 2012. The decrease was primarily due to a decrease in compensation-related expenses.

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2013	% Change	2012	2013	% Change
	(in thousands)			(in thousands)
General and administrative	$2,676	$2,805	5%	$8,384	$8,772	5%
Percentage of revenue	9%	11%		9%	11%
Three months ended 2012 compared to 2013. General and administrative expenses remained relatively consistent, increasing by only $0.1 million, or 5%, compared to 2012.
Nine months ended 2012 compared to 2013. General and administrative expenses increased by $0.4 million, or 5%, compared to 2012. The increase was primarily due to an increase in legal fees in connection with the formation of the JV Company and other administrative fees associated with being a publicly traded company.

Depreciation

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2013	% Change	2012	2013	% Change
	(in thousands)			(in thousands)
Depreciation	$981	$1,119	14%	$2,696	$3,387	26%
Percentage of revenue	3%	4%		3%	4%
Three months ended 2012 compared to 2013. Depreciation increased by $0.1 million, or 14%, compared to 2012. This increase was driven primarily by the purchase of software and the capitalization of internal-use software development.
Nine months ended 2012 compared to 2013. Depreciation increased by $0.7 million, or 26%, compared to 2012. This increase was driven primarily by the purchase of software and the capitalization of internal-use software development.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(in thousands)		(in thousands)
Interest expense	$(72)	$(39)	$(208)	$(140)
Our interest expense consists mainly of interest due on our capital lease obligations.
(Benefit) Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(in thousands)		(in thousands)
(Benefit) provision for income taxes	$(40)	$(260)	$660	$(446)
Our income tax (benefit) expense for the three and nine months ended September 30, 2012 included $0.3 and $1.7 million of deferred income tax expense, partially offset by a tax benefit of $0.3 and $1.0 million relating to a research and development credit.
As a result of incurring a net loss, we recorded a tax benefit of $0.3 and $0.4 million for the three and nine months ended September 30, 2013.

Loss in Equity Interest

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(in thousands)		(in thousands)
Loss in equity interest	$—	$(120)	$—	$(314)
In 2013 we entered into a Joint Venture Agreement, pursuant to which we own 50% of the outstanding common stock and 100% of the preferred shares of Synacor China, Ltd., or the JV Company. For the three and nine months ended September 30, 2013, we recorded our share of the losses of the JV Company of $120 and $314, respectively.
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
In September 2013, we entered into a new Loan and Security Agreement, or Loan Agreement, with Silicon Valley Bank, or Lender.  The Loan Agreement provides for a $10.0 million secured revolving line of credit with a stated maturity of September 27, 2015.  The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of September 30, 2013, due to the operation of the borrowing formula, $7.2 million was available under the revolving credit line, with no outstanding borrowings.
Borrowings under the Loan Agreement bear interest, at our election, at an annual rate of either 0.50% above the “prime rate” as published in The Wall Street Journal or LIBOR for the relevant period plus 3.00%.  For LIBOR advances, interest is payable (i) on the last day of a LIBOR interest period or (ii) on the last day of each calendar quarter.  For prime rate advances, interest is payable (a) on the first day of each month and (b) on each date a prime rate advance is converted into a LIBOR advance.
We paid a commitment fee of $50,000 upon the closing of the facility, and must pay quarterly, in arrears, an unused facility fee of 0.50% per annum of the average unused portion of the facility (as determined by the Lender).  Additionally, if we terminate the facility prior to the first anniversary of the closing date, we must pay the Lender a termination fee of $100,000 unless the facility is replaced with a new facility from the Lender.
Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property.  The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments.  Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance.  The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders.  As of September 30, 2013, we were in compliance with the covenants and anticipate continuing to be so.
Under the terms of our joint venture agreement with the JV Company, we have agreed, upon the satisfaction of certain conditions, to provide up to $1.6 million in additional funding to the JV Company over two years through the purchase of non-voting, non-convertible Series A preferred shares of the JV Company.
As of September 30, 2013, we had approximately $34.8 million of cash and cash equivalents. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated working capital, capital lease payment obligations, JV Company funding obligations and capital expenditure requirements for at least the next 12 months.

Cash Flows

	Nine Months Ended September 30,
	2012	2013
	(in thousands)
Statements of Cash Flows Data:
Cash flows provided by operating activities	$9,831	$760
Cash flows used in investing activities	(3,583)	(6,450)
Cash flows provided by (used in) financing activities	21,544	(1,483)
Cash Provided by Operating Activities
In the nine months ended September 30, 2012, operating activities provided $9.8 million of cash. The cash flow from operating activities primarily resulted from our net income, adjusted for non-cash items, and changes in our operating assets and liabilities. We had net income of $3.0 million, which included a non-cash benefit from deferred income taxes of $0.6 million, non-cash depreciation of $2.7 million and non-cash stock-based compensation of $1.5 million. Changes in our operating assets and liabilities provided $2.0 million of cash, primarily due to an increase of our accounts payable of $1.0 million and an increase of our accrued expenses and other current liabilities of $0.8 million. The increase in our accounts payable was attributable to a $1.6 million increase due to the timing of and a change in payment terms with a customer for their revenue share payment, partially offset by a $0.5 million decrease due to the timing of invoice receipt from our vendors for operating expenses and components of our cost of revenue. Conversely, the increase in our accrued expenses and other liabilities of $0.8 million was primarily driven by the timing of invoice receipt from our vendors for operating expenses and components of our cost of revenue.
In the nine months ended September 30, 2013 operating activities provided $0.8 million of cash. The cash flow from operating activities primarily resulted from our net loss, adjusted for non-cash items, and changes in our operating assets and liabilities. Net loss was $1.5 million, which included a non-cash benefit from deferred income taxes of $0.5 million, non-cash depreciation of $3.4 million, non-cash stock-based compensation of $1.9 million and a non-cash loss in an equity interest of $0.3 million. Changes in our operating assets and liabilities used $2.8 million of cash, primarily due to a decrease of our accounts payable of $2.6 million and a decrease of our accrued expenses and other current liabilities of $1.2 million, partially offset by an increase in our accounts receivable of $1.3 million. The decrease in our accounts payable was primarily driven by lower revenue-share payments associated with our decrease in revenue. The decrease in accrued expenses and other current liabilities was primarily due to the decrease of accrued compensation costs of $1.1 million primarily relating to bonuses earned and accrued in 2012 and paid in 2013. The decrease in our accounts receivable was primarily due to the decrease of our revenue in the nine months ended September 30, 2013.
Cash Used in Investing Activities
Our primary investing activities have consisted of purchases of property and equipment, a payment for the acquisition of Carbyn and for investments made in the JV Company. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and internal-use software development. We expect to continue to invest in property and equipment and development of software for the remainder of 2013 and thereafter.
Cash used in investing activities in the nine months ended September 30, 2012 was $3.6 million consisting of $3.0 million of purchases of property, equipment and software to build out our data centers and $0.6 million paid for the acquisition of Carbyn.
Cash used in investing activities in the nine months ended September 30, 2013 was $6.5 million, consisting of $4.6 million used for purchases of property and equipment specifically related to the build out of our data centers and internal-use software development, $0.5 million used for the final payment for the acquisition of Carbyn, $1.0 million used for an investment (in the form of a convertible promissory note) in a privately held Delaware corporation called Blazer and Flip Flops, Inc., or B&FF (doing business as The Experience Engine), a professional services company, and $0.4 million used for an investment in an equity interest in the JV Company.
Cash Provided by (Used in) Financing Activities
For the nine months ended September 30, 2012, net cash provided by financing activities was $21.5 million, consisting of $25.4 million of proceeds from issuance of common stock in our IPO, partially offset by cash paid for issuance costs of $2.8 million, and $0.9 million of proceeds from the exercise of common stock options, partially offset by $2.0 million for repayments on our capital lease obligations and bank financing.

For the nine months ended September 30, 2013, net cash used in financing activities was $1.5 million primarily for repayment of $1.7 million on our capital lease obligations partially offset by proceeds of $0.2 million from the exercise of common stock options.
Off-Balance Sheet Arrangements
As of September 30, 2013, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These primarily include interest rate and inflation risk.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash and money market funds. Other than our $1.0 million investment in B&FF and the $0.1 million investment in the JV Company, we currently have no investments of any type. Our exposure to market risk for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We rely on traffic on our startpages to generate search and display advertising revenue, a substantial portion of which is derived from text-based links to advertisers' websites as a result of Internet searches. We have a revenue-sharing relationship with Google under which we include a Google-branded search tool on our startpages. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 49%, 57%, and 56% of our revenue in 2010, 2011, and 2012, or $32.6 million, $51.5 million, and $68.5 million, respectively, and approximately 52% of our revenue in the nine months ended September 30, 2013, or $42.8 million. Our agreement with Google expires in February 2014 unless we and Google mutually elect to renew it. Additionally, Google may terminate our agreement if we experience a change in control, if we enter into an agreement providing for a change in control, if we do not maintain certain search and display advertising revenue levels or if we fail to conform to Google's search policies and advertising policies. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of Internet traffic. Any changes in these methodologies, metrics and advertising technology platforms could decrease the advertising rates that we receive and/or the amount of revenue that we generate from display advertisements. If advertisers were to discontinue their advertising via Internet searches, if Google's revenue from search-based advertising were to decrease, if Google's share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be materially and adversely affected. Moreover, consumers' increased use of search tools other than the Google-branded search tool we provide would have similar effects.
A loss of any significant customer could negatively affect our financial performance.
We derive a substantial portion of our revenue from a small number of customers. For example, revenue attributable to two customers, Charter and CenturyLink (including our revenue attributable to Qwest, which merged with CenturyLink in April 2011), together accounted for approximately 60% of our revenue for the year ended December 31, 2010, or $39.8 million. Revenue attributable to each of these customers accounted for 20% or more of our revenue in 2010. Revenue attributable to Charter, CenturyLink (including our revenue attributable to Qwest) and Toshiba together accounted for approximately 62% of our revenue for the year ended December 31, 2011, or $56.9 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other two customers accounting for more than 10% in such period. Revenue attributable to Charter, CenturyLink (including revenue attributable to Qwest), Toshiba and Verizon together accounted for approximately 73% of our revenue for the year ended December 31, 2012, or $88.4 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other three customers accounting for more than 10% in such period. Revenue attributable to Charter, CenturyLink (including revenue attributable to Qwest), Toshiba and Verizon together accounted for approximately 68% of our revenue for the nine months ended September 30, 2013, or $56.2 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other three customers accounting for more than 10% in such period. Revenue attributable to these customers includes the subscriber-based revenue earned directly from them, as well as the search and display advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our startpages.
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
We have incurred significant losses in each year of operation other than 2009, 2011, and 2012, including a net loss of $5.8 million in 2008 and a net loss of $3.6 million in 2010. Our net loss was $1.5 million in the nine months ended September 30, 2013 as compared to a net income of $3.0 million for the nine months ended September 30, 2012. Our net income in 2009, 2011, and 2012 was $0.3 million, $9.9 million, and $3.8 million, respectively. We expect that our expenses will increase in future periods as we implement initiatives designed to grow our business including, among other things, the development and marketing of new services and products, licensing of content, expansion of our infrastructure and international expansion. If our revenue does not sufficiently increase to offset these expected increases in operating expenses, we may incur significant losses and may not be profitable. Our revenue growth in recent periods may not be indicative of our future performance. In fact, our revenue for the nine months ended September 30, 2013 declined as compared to the same period in 2012. Accordingly, we may not be able to maintain profitability in the future. Any failure to maintain profitability may materially and adversely affect our business, financial condition and results of operations.
Many individuals are using devices other than personal computers and software applications other than Internet browsers to access the Internet. If users of these devices and software applications do not widely adopt the applications and other solutions we develop for them, our business could be adversely affected.
The number of people who access the Internet through devices other than PCs, including tablets, smartphones and connected TVs, has increased dramatically in the past few years and is projected to continue to increase. Similarly, individuals are increasingly accessing the Internet through apps other than Internet browsers, such as those available for download through Apple Inc.'s App Store and the Android Market. If consumers increasingly access the Internet on devices other than PCs, and if we are unable to successfully implement monetization strategies for such devices, our financial results could be negatively affected. While we are developing solutions to these alternative means of accessing the Internet, including through our acquisition of mobile device software and technology from Carbyn in January 2012 and Teknision in November 2013, we do not currently offer our customers and their subscribers a wide variety of apps and other non-browser solutions. Additionally, as new devices and new apps are continually being released, it is difficult to predict the problems we may encounter in developing new versions of our apps and other solutions for use on these alternative devices and apps, and we may need to devote significant resources to the creation, support and maintenance of such apps and solutions. If users of these devices and apps do not widely adopt the apps and other solutions we develop, our business, financial condition and results of operations could be adversely affected.
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
Our revenue from high-speed Internet service providers, including our search and display advertising revenue generated by online consumer traffic on our startpages, accounted for more than 95% of our revenue in 2010, 86% in 2011, 80% in 2012, and 81% in the nine months ended September 30, 2013. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated subscriber-based and search and display advertising revenue. Under our agreements with some of our customers, including Charter, Verizon and CenturyLink, they have the right to terminate the agreement if we are acquired by one of their competitors.
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
Moreover, updates to Internet browser technology may adversely affect our business.  For example, for our consumer electronics manufacturer customers that have the Windows 8 operating system pre-installed on some of their devices, the Windows 8 operating system places our startpages on a second tab when the Internet browser is launched, leading to decreased search and display advertising revenue.
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
In January 2012, we completed an acquisition of certain mobile device software and technology from Carbyn, in November 2013, we completed an acquisition of certain mobile device software and technology from Teknision, and in March 2013, we entered into a Joint Venture Agreement with Maxit to form the JV Company. We may decide to pursue other acquisitions of, investments in, or joint ventures involving other technologies and businesses in the future. Such transactions could divert our management's time and focus from operating our business.
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

We face many risks in connection with our joint venture, including, among other things, with respect to:

•	Increasing competition in the industry and the JV Company's ability to compete in the Chinese market through its wholly foreign-owned subsidiary, or WFOE;

•	The impact of regulatory changes in the industry;

•	Potential difficulties associated with operating the joint venture and the WFOE;

•	The joint venture's ability to obtain additional financing;

•	The WFOE's ability to offer competitive services in the Chinese market at a favorable margin;

•	General business and economic conditions, including seasonality of the industry and growth trends in the industry;

•	Our ability to successfully enter the Chinese market and operate internationally;

•	Potential delays, including obtaining permits, licenses and other governmental approvals;

•	Trade barriers and potential duties; and

•	Our and the joint venture's ability to protect intellectual property.

If we and the JV Company are not able to successfully manage these and other risks related to the joint venture, it could harm our business, financial condition and results of operations.

Finally, our skill at investing our funds in illiquid securities issued by other companies, such as our investment in B&FF, is untested. Although we review the results and prospects of such investments carefully, it is possible that our investments could result in a total loss. Additionally, we will typically have little or no control in the companies in which we invest, and we will be forced to rely on the management of companies in which we invest to make reasonable and sound business decisions. If the companies in which we invest are not successfully able to manage the risks facing them, such companies could suffer, and our own business, financial condition and results of operations could be harmed.
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

We have derived and expect to continue to derive a substantial portion of our revenue from display advertising on our startpages. Such advertising accounted for approximately 20%, 23%, and 27% of our revenue for the years ended December 31, 2010, 2011, and 2012, respectively, and 29% of our revenue in the nine months ended September 30, 2013. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

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
Our joint venture's business prospects in China include telecommunication service operators, and telecommunication service operators in China are directly or indirectly owned or controlled by the government of China. Accordingly, our joint venture's business prospects in China will also be heavily dependent on these government policies. Insufficient future funding allocated to China's telecommunications industry by the government could directly reduce the market for our joint venture's software and services in China. Chinese government initiatives directed at the market could also significantly affect the market conditions for our joint venture's Chinese customers and influence their level of spending on the services we offer. While some of these initiatives may increase market competition and generate more demand for our services, the anticipated increase in demand may not materialize. Our joint venture's prospective customers may not adapt well to the market conditions under the evolving regulatory environment and their demand for our joint venture's software and services may decrease as a result. The telecommunications industry in China may also become less competitive over time, either as a result of market driven consolidations or as a result of government efforts to curtail competition. A less competitive market may create fewer incentives for spending on technology innovations and upgrades, which may directly affect our joint venture's business prospects in China.
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
We have derived and expect to continue to derive a substantial majority of our revenue from search and display advertising on our startpages. Such search and display advertising revenue accounted for approximately 69%, 79%, and 83% of our revenue for the years ended December 31, 2010, 2011, and 2012, or $45.9 million, $72.1 million, and $101.6 million, respectively, and 81% of our revenue for the nine months ended September 30, 2013, or $66.4 million. However, the prospects for continued demand and market acceptance for Internet advertising are uncertain. If advertisers do not continue to increase their usage of the Internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the Internet. Most advertising agencies and potential advertisers, particularly local advertisers, have only limited experience advertising on the Internet and devote only a small portion of their advertising expenditures to online advertising. As the Internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for Internet advertising. Many historical predictions by industry analysts and others concerning the growth of the Internet as a commercial medium have overstated the growth of the Internet and you should not rely upon them. This growth may not occur or may occur more slowly than estimated.

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
We have not historically paid cash dividends on our capital stock, and we have agreed not to pay any dividends or make any other distributions in our agreement with Silicon Valley Bank. We anticipate that we will retain all future earnings and cash resources for the future operation and development of our business, and as a result, we do not anticipate paying any cash dividends to holders of our capital stock for the foreseeable future. Any future determination regarding the payment of any dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions, bank covenants and other factors that our board may deem relevant. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
The trading price and volume of our common stock has been and will likely continue to be volatile, and the value of an investment in our common stock may decline.
The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on October 31, 2013, our trading price has ranged from $2.31 to $18.00. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to the various factors set forth in this "Risk Factors" section, as well as:

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

SYNACOR, INC.
Date: November 14, 2013	By:	/s/ RONALD N. FRANKEL
Ronald N. Frankel
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ WILLIAM J. STUART
William J. Stuart
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Loan and Security Agreement between Silicon Valley Bank and Synacor, Inc. dated September 27, 2013.
10.2.1*	Amendment #1 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated December 1, 2011.
10.2.2*	Amendment #2 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 4, 2013.
10.2.3*	Amendment #3 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 4, 2013.
10.2.4	Amendment #4 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 4, 2013.
10.2.5*	Statement of Work #1 governed by Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 24, 2013.
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema Linkbase Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Definition Linkbase Document
101.LAB†	XBRL Taxonomy Labels Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Confidential treatment requested for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.

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