Form 10-K
period 2013-12-31
Synacor, Inc.
filed 2014-03-26
CIK 1408278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates as of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the closing sale price of $3.10 per share on The NASDAQ Global Market on June 28, 2013, was approximately $67,388,104. For purposes of this disclosure, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock at such time and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2014, there were 27,468,539 shares of the registrant's common stock issued and outstanding. All share and per share amounts in this Annual Report on Form 10-K reflect the 1-for-2 reverse stock split of the registrant's common stock which took effect immediately prior to the effectiveness of the registration statement for the registrant's initial public offering.
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive Proxy Statement to be used in connection with the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated. That Proxy Statement will be filed within 120 days of registrant’s fiscal year ended December 31, 2013.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements that reflect our current views with respect to future events or our future financial performance, are based on information currently available to us, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words “believes,” “can,” “expects,” “anticipates,” “estimates,” “intends,” “objective,” “plans,” “possibly,” “potential,” “predicts,” “targets,” “likely,” “may,” “might,” “would,” “should,” “could,” and similar expressions or phrases (including the negative of such expressions or phrases). We intend all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements in the sections of this Annual Report on Form 10-K titled "Trends Affecting Our Business" and "Key Initiatives" as well as statements about:

•	our expected future financial performance;

•	our expectations regarding our operating expenses;

•	our strategies and business plan;

•	our ability to maintain or broaden relationships with existing customers and develop relationships with new customers;

•	our success in anticipating market needs or developing new or enhanced services and products to meet those needs;

•	our expectations regarding market acceptance of our services and products;

•	our ability to recruit and retain qualified technical and other key personnel, including a new Chief Executive Officer;

•	our competitive position in our industry, as well as innovations by our competitors;

•	our success in managing growth;

•	our plans to expand into international markets, including our joint venture in the People's Republic of China;

•	our success in identifying and managing potential acquisitions and integrating acquired companies;

•	our capacity to protect our confidential information and intellectual property rights;

•	our need to obtain additional funding and our ability to obtain funding in the future on acceptable terms; and

•	anticipated trends and challenges in our business and the markets in which we operate.
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
Our Business
Synacor, Inc. (“we,” “Synacor” or the “Company”) is a leading provider of start experiences (startpages and homescreens), TV Everywhere, Identity Management (IDM), and various cloud-based services across multiple devices for cable, satellite, telecom and consumer electronics companies. For these customers, we are also a leading provider of authentication and aggregation solutions enabling the delivery of personalized, online content. Our technology allows our customers to package a wide array of personalized, online content and cloud-based services with their high-speed Internet, communications, television and other offerings. Our customers offer our services under their own brands on Internet-enabled devices such as PCs, tablets, smartphones and connected TVs.
Our technology provides single sign-on capability, enabling consumers to seamlessly sign in and consume packaged online content and services from numerous programmers and content providers. These services include, but are not limited to, e-mail, security, online games, music, and authentication of TV Everywhere, a technology enabling consumers with applicable rights to access on-demand television online via multiple devices including PCs, tablets, smartphones and connected TVs. We offer consumers access to these services on demand through a user-friendly, customer-branded online solution and, increasingly, across multiple devices. We enable our customers to sell a menu of content and services to their consumers either on a pay-per-view basis or as a new service tier added to their existing subscription relationship.
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
Our customers direct consumers to their branded websites or homescreens, referred to as our start experiences, which comprise the consumer-facing components of our technology, where consumers have access to the online content and services available to them at their respective subscription levels. This enhanced Internet experience helps connect us and our customers to their large and engaged consumer base. We monetize the online traffic generated by these consumers through search and display advertising. We also charge fees for value added services delivered through our start experiences. Search queries, advertising impressions and use of our services have historically grown as we have added new customers and as our existing customers continue to further adopt our service offerings. Our business model creates deep customer relationships; as we monetize our customers’ online traffic, we share a portion of this revenue with our customers, resulting in a mutually beneficial partnership.
Recent Developments
On March 5, 2014, we announced that we are beginning a process to identify a successor to our President and Chief Executive Officer, Ronald Frankel. During our search for a successor, Mr. Frankel will remain in his current role, and he will resign as President and Chief Executive Officer when his successor is selected by our board of directors.
Additionally, on March 5, 2014, we announced that our Board has authorized a $5.0 million stock repurchase program.
Our Strategy
We intend to:

•	add new customers, and expand on our offerings with current customers, to increase our consumer reach;

•
continue to expand our offerings of, and invest in, mobile technology and cloud-based services such as e-mail, value added services and TV Everywhere and increase the number of customers using our TV Everywhere authentication technology;

•	enhance our direct advertising sales effort to increase the CPMs derived from advertising;

•	extend the availability of our existing and new products and services to additional devices including tablets and smartphones;

•	expand our presence into international markets; and

•	invest in and acquire new technologies and products.
Services and Products
We provide a proprietary technology solution that enables our customers to drive consumer engagement and generate new revenue streams through an array of online content and services such as search, advertising, TV Everywhere and value added services. Our customers use our technology to develop personalized start experiences that serve as their consumers’ respective online destinations for communication services, entertainment offerings and support services.
Our start experiences enable our customers to combine entertainment, such as television shows, multi-player games and streaming music based on a subscriber’s access rights and preferences, with communications offerings such as e-mail, voicemail, and third party messaging services like Yahoo Mail, Google Gmail, MSN Hotmail, Facebook, and Twitter. Our technology further allows our customers to deliver appropriate account tools, support, and bill pay services and to sell promotions to their consumers, all without leaving the applicable customer’s start experience.
We generate revenue from consumer traffic on our start experiences through search and display advertising revenue, which we collect from our search partner, Google Inc., or Google, our advertising network providers and directly from advertisers. We typically share a portion of this search and display advertising revenue with our customers. We also generate recurring revenues in the form of subscriber-based fees for the use of our technology, value added services and paid content, which we collect from our customers.
Start Experiences: Startpages and Homescreens
The key features of our start experiences include the following:

•
Design and Development. Using our technology, we create, design and develop branded start experiences for our customers. Our start experiences are designed to be the initial online destination for our customers’ consumers and typically aggregate a broad array of resources, including free-to-subscriber content and service offerings, value added services, applications, or apps, online content and search, all in one location.

•
Cloud ID/Authentication. Our technology gives subscribers access to all of the value added services and paid content, including subscription television programming they have the right to consume, using a single user ID and password, which are typically the same credentials that they use for e-mail. Single sign-on for subscribers is accomplished by integrating with both our customers and our content and value added service partners. Because our single sign-on technology was built to accommodate many authentication mechanisms, we are able to integrate with a wide range of partners. We also allow subscribers to authenticate utilizing credentials from social media services such as Facebook, Twitter and Google+.

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

•
Personalization. Our technology enables the consumer to personalize his or her online experience through customization and localization. Consumers may add, delete, move, and otherwise customize the content displayed on our start experiences, such as by setting preferred television stations in our TV-at-a-glance module. Localization allows consumers to set a “favorite” zip code to gain access to radio stations, weather, movies, and events, all in the local area. Among other things, our technology allows consumers to comment on online articles and to create shortcuts to their favorite content using an online “personal assistant.” Consumers are able to manage access to services and products available to each member of the household, define a budget limit for purchases for each member of the household and set the payment method (service provider bill vs. credit card) for access to paid offerings.

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

•
Content Management System. Our proprietary content management system enables our customers and us to create dynamic, customizable online experiences containing content from various sources. Content is distributed via web services in an architecture that is easily portable to multiple devices and platforms. Our system is comprised of administrative interfaces, a scalable content storage system and a system to distribute content to our start experiences. The interface is easy to use and displays a preview of page or component designs prior to approval and publishing. Our system can also automatically publish content from outside sources or assign publishing rights, by site section, to outside vendors.

•
Household Management. Our household management system puts parents in control of the content their children are allowed to purchase or consume through our start experiences. Among other things, this system allows the head of household to specify the range of products their “child accounts” may access and utilize and to establish preset spending limits for content purchases such as music.

•
Toolbar. We offer our customers the ability to create branded toolbars that can be personalized by their consumers. The toolbar can be updated automatically as new features become available and may be configured with search, weather, television and movie listings as well as value added services and paid content packages, enabling consumers to access their favorite features of our technology even when they leave our start experiences. The toolbars can also integrate internal services such as instant messaging, customer support and e-mail.

•	Television Listings. Our technology provides television listings and corresponding television channels, which enables consumers to search and browse local television programming.
Search and Display Advertising
We use search and display advertising to generate revenue from consumer online traffic generated on our start experiences.
Search Advertising. We have a revenue-sharing relationship with Google, pursuant to which we include a Google-branded search tool on our start experiences. When a consumer makes a search query using this tool, we deliver it to Google, and Google returns search results that include advertiser-sponsored links to us, which we pass on to the consumer. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us, which we in turn share with the applicable customer. We receive a monthly payment from Google within 30 days following the end of the month in which the revenue from the Google search advertising was earned; in turn we make revenue-share payments to our customers, subject to varying payment terms requiring payment from 30 days to 45 days following either the end of the month or quarter in which the revenue share was generated.
Display Advertising. We generate advertising revenue when consumers view or click on a text, graphic or video advertisement that is delivered on a Synacor-operated start experience. We sell some of our advertising inventory directly to advertisers using our team of direct advertising sales employees and independent advertising sales representatives. Our advertisers pay us a fee when a subscriber views or clicks the advertisement we place on their behalf on our start experiences. We sell the rest of our advertising inventory through arrangements we have entered into with several advertising networks, including DoubleClick (a division of Google) and advertising.com (a division of AOL), among others. Advertisers pay these networks a fee to place their advertisements on various websites. When the networks place an advertisement on one of our start experiences, the network will pay us a portion of that fee. We typically share a portion of the payments from advertisers or advertising networks with the applicable customer. We have varying payment terms from advertisers and advertising networks ranging from 30 days to 65 days following the end of the month in which the revenue from the advertiser was earned; in turn we make revenue-share payments to our customers, subject to varying payment terms requiring payment from 30 days to 45 days following either the end of the month or quarter in which the revenue share was generated.
As we hire additional advertising salespeople and retain additional independent advertising sales representatives, we will target more advertisers directly as opposed to through advertising networks to fill our advertising inventory, which we expect will result in higher cost-per-thousand impressions (referred to as cost per mille, or CPMs) and, consequently, higher revenue.

Subscriber-Based Services
Using our proprietary technology, we provide our customers a flexible solution, enabling them to deliver a wide range of online content and value added services from multiple sources in a single, customizable online location. Our customers use our technology to provide their subscribers with access to free-to-subscriber content and service offerings, including television programming, news, sports, entertainment and weather, as well as paid content and other value added services, all from one location and with a single sign-on. Our technology employs a scalable and flexible architecture that allows us, and our customers, to add or change features and applications regularly, enabling subscribers to access them across a wide range of Internet-enabled devices, such as PCs, tablets, smartphones and connected TVs.
We offer both free-to-subscriber content and service offerings and paid content and value added services, which are paid for by our customers or their subscribers, individually or in bundled packages. The packages are accessed via our single sign-on capability according to access rules established by our customers and the content or service providers. These are available on our start experiences as well as the websites of the content and service providers. The following are illustrative examples of some of these packages, which we allow our customers to modify if they desire:

•
E-mail and Calendar. We provide e-mail and calendar solutions to our customers using a suite of messaging products provided by a third party. We integrate these products into our technology to deliver e-mail and family calendars to subscribers via their start experiences. The system enables us to highlight customer-related and community events on subscribers’ calendars and insert advertising into e-mail interfaces. Additionally, we have developed voicemail and VOIP functionality for e-mail that allows subscribers to access voicemail from their e-mail.

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

•
Variety Package. Our variety package combines content from several Internet subscription and entertainment products into a single package. These packages may include any combination of games (such as Shockwave Unlimited), greeting card services (such as American Greetings), weather services (such as weather.com), educational elements (such as iKnowThat or Clever Island) and sports elements (such as MLB.com, NASCAR.com RaceView, NHL Premium Videos, PlaySportsTV, or Fox Sports Video).

•
Sports Plus Package. The sports plus package combines access to multiple sports-related content providers that could otherwise require separate subscriptions into a single package. The package includes access to MLB.com, NASCAR.com Raceview, NHL.com, PlaySportsTV, and Fox Sports.

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

•
Games and GamesSomnia™. Our GamesSomnia package includes subscriptions to popular online gaming services and gaming-related news sources, which may include offerings from Atari Classic Games, LEGO PC Games, Yummy Arcade, and Shockwave Unlimited.

•
Learning Edge™. Our Learning Edge package combines a number of educational products that appeal to families with young children, which may include offerings from Award Funways, Boston Test Prep, Clever Island, Hoopah, and iKnowThat.

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
Data Center Facilities
We currently operate and maintain six data centers in regionally diverse locations and have a network operations center which is staffed 24 hours a day, seven days a week. Our five primary data centers are located in shared facilities in Atlanta, Georgia; Dallas, Texas; Lewis Center, Ohio; Denver, Colorado; and Amsterdam, The Netherlands. We also maintain a secondary data center in a shared facility in Buffalo, New York. All systems are fully monitored for reporting continuity and fault isolation. The Atlanta, Dallas, Lewis Center, Buffalo, Denver and Amsterdam data centers are each in a physically secure facility using monitoring, environmental alarms, closed circuit television and redundant power sources. Our network operations center is located in a secure facility.
Customers
Our customers principally consist of high-speed Internet service providers, such as Charter Communications Inc., or Charter, and CenturyLink, Inc., or CenturyLink, as well as consumer electronics manufacturers, such as Toshiba America Information Systems, Inc., or Toshiba. Our customer contracts typically have an initial term of two to three years from the deployment of our start experiences and frequently provide for one or more automatic renewal terms of one to two years each. Our customer contracts typically contain service level agreements which call for specific system “up times” and 24 hours per day, seven days per week support. As of December 31, 2013, we had agreements with over 50 customers.
Content and Service Providers
We license the content which we provide to our customers, including free and paid content offerings and value added services, from numerous third-party content and service providers. Our content and service partners provide a variety of content, including news and information, entertainment, sports, music, video, games, shopping, travel, autos, careers and finance. To obtain this content, we enter into a variety of licensing arrangements with our content providers. These arrangements are typically one to three years in duration with payment terms that may be based on traffic, advertising revenue share, number of subscribers, flat fee payments over time, or some combination thereof. We use licensed content to populate our start experiences, as well as to provide value added services and paid content that subscribers may purchase for additional fees. As of December 31, 2013, we had arrangements with over 50 content providers such as MLB Advanced Media, L.P., or MLB Advanced Media, CNN, The Associated Press, FOX News Network, LLC, NASCAR, Tribune Media Services, Inc., Rdio, Outbrain, and Bankrate.
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
Once an agreement is reached, our client services team, working closely with the customer acquisitions team, assumes responsibility for managing the customer relationship during the time of the initial deployment and integration period, which is usually three to six months. During this period, the customer’s technology is assessed and, if required, modifications are proposed to make it compatible with our technology. The client services team is responsible for the quality of the client deployment, customer relationship management during the time of deployment, and integration and project management associated with upgrades and enhancements.
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
Our advertising sales team sells display advertising inventory directly to advertisers, frequently through the advertising agencies representing those advertisers. These advertisers may be small companies with the advertising locally or regionally focused on the start experiences of one customer, or large companies with nationwide advertising on the start experiences of many customers. We have a team of direct advertising sales employees and independent advertising sales representatives focused on this effort and will continue to develop this team and attempt to grow the amount of display advertising revenue generated with our customers. As of December 31, 2013, we had arrangements with over 50 advertising partners such as DoubleClick, NCC Media, Criteo, Razorfish, and Comcast Spotlight.
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
Laws and regulations regarding user privacy and information security impact our business because we collect and use personal information through our technology. We use this information to deliver more relevant content and services and provide consumers with a personalized online experience. We share this information on an aggregate basis with our customers and content providers and, subject to confidentiality agreements, to prospective customers and content providers. Laws such as the CAN-SPAM Act of 2003 or other user privacy or security laws could restrict our and our customers’ ability to market products to their consumers, create uncertainty in Internet usage and reduce the demand for our services and products or require us to redesign our start experiences.
Intellectual Property
We believe that the protection of our intellectual property is critical to our success. We rely on copyright and service mark enforcement, contractual restrictions and trade secret laws to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with certain parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. Additionally, we have applied for patents to protect certain of our intellectual property. Our registered service mark in the United States is Synacor®.
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
We also compete with providers of paid content and services over the Internet, especially companies with the capability of bundling paid content and value added services in much the same manner that we do. These companies include ESPN3, F-Secure Corporation or F-Secure, Exent Technologies Ltd. or Exent, Zynga Inc., MLB Advanced Media, Symantec Corporation, McAfee, Inc., Activision Blizzard, Inc. and Electronic Arts Inc. In some cases we have performed software integrations with these companies on behalf of our customers or, as in the case of F-Secure, we have partnered with them in order to offer their services more broadly to all our customers.
We believe the principal competitive factors in our markets include a company’s ability to:

•	reinforce the brands of our cable, satellite, telecom and consumer electronics customers;

•	produce products that are flexible and easy to use;

•	offer competitive fees for start experience development and operation;

•	generate additional revenue for our customers;

•	enable our customers to be involved in designing the “look and feel” of their online presence;

•	offer services and products that meet the changing needs of our customers and their consumers, including emerging technologies and standards;

•	provide high-quality product support to assist the customer’s service representatives; and

•	aggregate content to deliver more compelling bundled packages of paid content.
We believe that we distinguish ourselves from potential competitors in three principal ways. First, we provide a white-label solution that, unlike the co-branded approach of most of our competitors, creates a consumer experience that reinforces our customers’ and partners’ brands. Second, we give customers control over the sign-on process and billing function for a wide range of Internet services and content by integrating with their internal systems (where applicable) thereby allowing our customers to “own the consumer.” Finally, our solution is flexible, meaning that we allow each customer to fashion start experiences that are specifically tailored to their desired “look and feel.”
Employees
As of December 31, 2013, we had 343 employees in the United States, 29 in Canada and 1 employee in the United Kingdom. None of our employees is represented by a labor union, and we consider current employee relations to be good.
Corporate Information
Synacor's predecessor company was originally formed as a New York corporation, and in November 2002, Synacor re-incorporated under the laws of the State of Delaware. Our headquarters are located at 40 La Riviere Drive, Buffalo, New York 14202, and our telephone number is (716) 853-1362.
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
We rely on traffic on our start experiences to generate search and display advertising revenue, a substantial portion of which is derived from text-based links to advertisers’ websites as a result of Internet searches. We have a revenue-sharing relationship with Google under which we include a Google-branded search tool on our start experiences. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 57%, 56%, and 51% of our revenue in 2011, 2012, and 2013, or $51.5 million, $68.5 million, and $57.5 million, respectively. Our agreement with Google was renewed in March 2014 for a three-year term and expires in February 2017 unless we and Google mutually elect to renew it. Additionally, Google may terminate our agreement if we experience a change in control, if we enter into an agreement providing for a change in control, if we do not maintain certain search and display advertising revenue levels or if we fail to conform to Google's search policies and advertising policies. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of Internet traffic. Any changes in these methodologies, metrics and advertising technology platforms could decrease the advertising rates that we receive and/or the amount of revenue that we generate from display advertisements. If advertisers were to discontinue their advertising via Internet searches, if Google’s revenue from search-based advertising were to decrease, if Google’s share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be materially and adversely affected. Moreover, consumers’ increased use of search tools other than the Google-branded search tool we provide would have similar effects.
A loss of any significant customer could negatively affect our financial performance.
We derive a substantial portion of our revenue from a small number of customers. Revenue attributable to these customers includes the subscriber-based revenue earned directly from them, as well as the search and display advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our start experiences. For example, revenue attributable to Charter, CenturyLink (including our revenue attributable to Qwest Communications International, Inc., or Qwest, which merged with CenturyLink in April 2011) and Toshiba together accounted for approximately 62% of our revenue for the year ended December 31, 2011, or $56.9 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other two customers accounting for more than 10% in such period. Revenue attributable to Charter, CenturyLink (including revenue attributable to Qwest), Toshiba and Verizon Corporate Services Group, Inc., or Verizon, together accounted for approximately 73% of our revenue for the year ended December 31, 2012, or $88.4 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other three customers accounting for more than 10% in such period. Revenue attributable to Charter, CenturyLink (including revenue attributable to Qwest), Toshiba and Verizon together accounted for approximately 68% of our revenue for the year ended December 31, 2013, or $75.6 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other three customers accounting for more than 10% in such period.
Our contracts with our customers generally have an initial term of approximately two to three years from the launch of their start experiences and frequently provide for one or more automatic renewal terms of one to two years each. If any one of these key contracts is not renewed or is otherwise terminated, or if revenue from these significant customers declines because of competitive or other reasons, our revenue would decline and our ability to achieve or sustain profitability would be impaired. In addition to the loss of subscriber-based revenue, including start experience and paid content sales, we would also lose significant revenue from the related search and display advertising services that we provide. In addition to the decline of revenue, we may have to impair our long-lived assets, to the extent that such assets are used exclusively to support these customers, which would adversely impact our results of operations and financial position.
We have a history of significant net losses and may not be profitable in future periods.
We have incurred significant losses in each year of operation other than 2009, 2011, and 2012, including a net loss of $3.6 million in 2010 and a net loss of $1.4 million in 2013. Our net income in 2009, 2011, and 2012 was $0.3 million, $9.9 million, and $3.8 million, respectively. Our expenses may increase in future periods as we implement initiatives designed to grow our business including, among other things, the development and marketing of new services and products, licensing of content, expansion of our infrastructure, and international expansion. If our revenue does not sufficiently increase to offset these expected increases in operating expenses, we may incur significant losses and may not be profitable. Our revenue in 2013 declined as compared to 2012. Accordingly, we may not be able to maintain profitability in the future. Any failure to maintain profitability may materially and adversely affect our business, financial condition and results of operations.
Many individuals are using devices other than personal computers and software applications other than Internet browsers to access the Internet. If users of these devices and software applications do not widely adopt the applications and other solutions we develop for them, our business could be adversely affected.
The number of people who access the Internet through devices other than PCs, including tablets, smartphones and connected TVs, has increased dramatically in the past few years and is projected to continue to increase. Similarly, individuals are increasingly accessing the Internet through apps other than Internet browsers, such as those available for download through Apple Inc.’s App Store and the Android Market. If consumers increasingly access the Internet on devices other than PCs, and if we are unable to successfully implement monetization strategies for such devices, our financial results could be negatively affected. While we are developing solutions to these alternative means of accessing the Internet, including through our acquisition of mobile device software and technology from Carbyn Inc., or Carbyn, in January 2012 and Teknision Inc., or Teknision, in November 2013, we do not currently offer our customers and their subscribers a wide variety of apps and other non-browser solutions. Additionally, as new devices and new apps are continually being released, it is difficult to predict the problems we may encounter in developing new versions of our apps and other solutions for use on these alternative devices and apps, and we may need to devote significant resources to the creation, support and maintenance of such apps and solutions. If users of these devices and apps do not widely adopt the apps and other solutions we develop, our business, financial condition and results of operations could be adversely affected.
Consumer tastes continually change and are unpredictable, and our sales may decline if we fail to enhance our service and content offerings to achieve continued subscriber acceptance.
Our business depends on aggregating and providing services and content that our customers will place on our start experiences, including television programming, news, entertainment, sports and other content that their subscribers find engaging, and value added services and paid content that their subscribers will buy. Accordingly, we must continue to invest significant resources in licensing efforts, research and development and marketing to enhance our service and content offerings, and we must make decisions about these matters well in advance of product releases to implement them in a timely manner. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing content providers and websites and the availability of other news, entertainment, sports and other services and content. While we work with our customers to have their consumers' homepages and homescreens set to our start experiences upon the installation of our customer's services or the sale of our customer's product, a consumer may easily change that setting, which would likely decrease the use of our start experiences. Similarly, consumers that change their device's operating system or Internet browser may no longer have our start experiences set as their default homepage or homescreen, and unless they change it back to our start experience, their usage of our start experiences would likely decline and our results of operations could be negatively impacted. Consumers that acquire new consumer electronics devices will no longer have our start experience initially set as their default homepage, and unless they change the default to our start experience, their usage of our start experiences would likely decline and our results of operations could be negatively impacted.

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
Our revenue from high-speed Internet service providers, including our search and display advertising revenue generated by online consumer traffic on our start experiences, accounted for 86% of our revenue in 2011, 80% in 2012, and 83% in 2013. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated subscriber-based and search and display advertising revenue. Under our agreements with some of our customers, including Charter, Verizon and CenturyLink, they have the right to terminate the agreement if we are acquired by one of their competitors.
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
Moreover, updates to Internet browser technology may adversely affect our business.  For example, for our consumer electronics manufacturer customers that have the Windows 8 operating system pre-installed on some of their devices, the Windows 8 operating system places our start experience on a second tab when the Internet browser is launched, leading to decreased search and display advertising revenue.
We invest in features and functionality designed to increase consumer engagement with our start experiences; however, these investments may not lead to increased revenue.
Our future growth and profitability will depend in large part on the effectiveness and efficiency of our efforts to provide a compelling consumer experience that increases consumer engagement with our start experiences. We have made and will continue to make substantial investments in features and functionality for our technology that are designed to drive consumer engagement. Not all of these activities directly generate revenue, and we cannot assure you that we will reap sufficient rewards from these investments to make them worthwhile. If the expenses that we incur in connection with these activities do not result in increased consumer engagement that in turn results in revenue increases that exceed these expenses, our business, financial condition and results of operations will be adversely affected.
Our services and products may become less competitive or even obsolete if we fail to respond to technological developments.
Our future success will depend, in part, on our ability to modify or enhance our services and products to meet customer and consumer needs, to add functionality and to address technological advancements that would improve their performance. For example, if our smartphone and tablet products fail to capture the increased search activity on such devices or if our services and products do not adapt to the increasing video usage on the Internet or take into account evolving developments in social networking, then they could begin to appear obsolete. Similarly, if we fail to develop new ways to deliver content and services through apps other than traditional Internet browsers, consumers could seek alternative means of accessing content and services.
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
We license the content that we aggregate on our start experiences from numerous third-party content providers, and our future success is highly dependent upon our ability to maintain and enter into new relationships with these and other content providers. In the future, some of our content providers may not give us access to high-quality content, may fail to adapt to changes in consumer tastes or may increase the royalties, fees or percentages that they charge us for their content, any of which could have a material negative effect on our operating results. Our rights to the content that we offer to our customers and their consumers are not exclusive, and the content providers could license their content to our competitors. Our content providers could even grant our competitors exclusive licenses. In addition, our customers are not prohibited from entering into content deals directly with our content providers. Any failure to enter into or maintain satisfactory arrangements with content providers would adversely affect our ability to provide a variety of attractive services and products to our customers. Our reputation and operating results could suffer as a result, and it may be more difficult for us to develop new relationships with potential customers. Our costs as a percentage of revenue may also increase due to price competition.

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

•	any failure of significant customers to renew their agreements with us;

•	our ability to attract new customers;

•	our ability to increase sales of value added services and paid content to existing subscribers;

•	the timing and success of new service and product introductions by us, our customers or our competitors;

•	variations in the demand for our services and products and the implementation cycles of our services and products by our customers;

•	changes to Internet browser technology that renders our start experiences less competitive;

•	changes in our pricing policies or those of our competitors;

•	changes in the prices our customers charge for value added services and paid content;

•	service outages, other technical difficulties or security breaches;

•	limitations relating to the capacity of our networks, systems and processes;

•	our failure to accurately estimate or control costs, including costs related to the initial launch of new customers;

•	maintaining appropriate staffing levels and capabilities relative to projected growth;

•	the timing of costs related to the development or acquisition of technologies, services or businesses to support our existing customers and potential growth opportunities; and

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses.
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
Certain of our agreements with customers and content providers require us to make fixed payments to them. The aggregate amount of such fixed payments for the years ending December 31, 2014, 2015, 2016, and the two years thereafter are approximately $4.6 million, $1.6 million, $1.0 million, and $0.4 million respectively. We are required to make these fixed payments regardless of the achievement of any revenue objectives or subscriber or usage levels. If we do not achieve our financial objectives, these contractual commitments would constitute a greater percentage of our revenue than originally anticipated and would adversely affect our profitability.
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
The provision of our services and products depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our service. Such interruptions could harm our business, financial condition and results of operations, and our reputation could be damaged if people believe our systems are unreliable. Our systems are vulnerable to damage or interruption from snow storms, terrorist attacks, floods, fires, power loss, telecommunications failures, security breaches, computer malware, computer hacking attacks, computer viruses, computer denial of service attacks or other attempts to, or events that, harm our systems. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism and to potential disruptions if the operators of the facilities have financial difficulties. Although we maintain insurance to cover a variety of risks, the scope and amount of our insurance coverage may not be sufficient to cover our losses resulting from system failures or other disruptions to our online operations. For example, the limit on our business interruption insurance is approximately $27.6 million. Any system failure or disruption and any resulting losses that are not recoverable under our insurance policies may materially harm our business, financial condition and results of operations. To date, we have never experienced any material losses.
Although we regularly back-up our systems and store the system back-ups in Atlanta, Georgia, Dallas, Texas, Lewis Center, Ohio, Denver, Colorado, Amsterdam, the Netherlands, and Buffalo, New York, we do not have full second-site redundancy. If we were forced to relocate to an alternate site and to rely on our system back-ups to restore the systems, we would experience significant delays in restoring the functionality of our platform and could experience loss of data, which could materially harm our business and our operating results.
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
A key element to our continued growth is the ability of our customers’ consumers in all geographies to access our start experiences within acceptable load times. We refer to this as website performance. We may in the future experience platform disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our technology simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve website performance, especially during peak usage times, and as our solutions become more complex and our user traffic increases. If our start experiences are unavailable when consumers attempt to access them or do not load as quickly as they expect, consumers may seek other alternatives to obtain the information for which they are looking, and may not return to our start experiences as often in the future, or at all. This would negatively impact our relationships with our customers. We expect to continue to make significant investments to maintain and improve website performance. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.
We rely on our management team and need additional personnel to expand our business, and the loss of key officers or an inability to attract and retain qualified personnel could harm our business, financial condition and results of operations.
We depend on the continued contributions of our senior management and other key personnel, especially Ronald N. Frankel, our Chief Executive Officer, George G. Chamoun, our Executive Vice President of Sales and Marketing, Scott A. Bailey, our Chief Operating Officer, and William J. Stuart, our Chief Financial Officer. The loss of the services of any of our executive officers (such as Mr. Frankel, our President and Chief Executive Officer, whose planned departure we recently announced) or other key employees could harm our business and our prospects. All of our executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time.
Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance, marketing and creative personnel. For example, we will need to recruit a new President and Chief Executive Officer to replace our current one, Ronald N. Frankel, whose planned departure we recently announced. Further, we will need to hire personnel outside the United States to pursue an international expansion strategy, and we will need to hire additional advertising salespeople to sell more advertisements directly. We face intense competition for qualified individuals from numerous technology, marketing and media companies, and we may incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals, or we may be required to pay increased compensation in order to do so. If we were to be unable to attract and retain the qualified personnel we need to succeed, our business could suffer.
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
Following the merger of our predecessor companies, Chek, Inc., or Chek, and MyPersonal.com, Inc., or MyPersonal, to form Synacor, we have expanded our business primarily through organic growth. However, we did not grow organically in 2013. We may choose to grow through strategic acquisitions in the future. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new technologies and acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees. Continued growth could strain our ability to:

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
In January 2012, we completed an acquisition of certain mobile device software and technology from Carbyn; in November 2013, we completed an acquisition of certain mobile device software and technology from Teknision; and in March 2013, we entered into a Joint Venture Agreement with Maxit to form Synacor China, Ltd., a company incorporated under the laws of the Cayman Islands, or the JV Company, a joint venture in China. We may decide to pursue other acquisitions of, investments in, or joint ventures involving other technologies and businesses in the future. Such transactions could divert our management’s time and focus from operating our business.
Our ability as an organization to integrate acquisitions is relatively unproven. Integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures, including, among other things, with respect to:

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

Finally, our skill at investing our funds in illiquid securities issued by other companies, such as our investment in a privately held Delaware corporation called Blazer and Flip Flops, Inc., or B&FF (doing business as The Experience Engine), is untested. Although we review the results and prospects of such investments carefully, it is possible that our investments could result in a total loss. Additionally, we will typically have little or no control in the companies in which we invest, and we will be forced to rely on the management of companies in which we invest to make reasonable and sound business decisions. If the companies in which we invest are not successfully able to manage the risks facing them, such companies could suffer, and our own business, financial condition and results of operations could be harmed.
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
The protection of our intellectual property is critical to our success. We rely on copyright and service mark enforcement, contractual restrictions and trade secret laws to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with certain parties with whom we conduct business to limit access to and disclosure of our proprietary information. Additionally, we have applied for patents to protect certain of our intellectual property. However, if we are unable to adequately protect our intellectual property, our business may suffer from the piracy of our technology and the associated loss in revenue.
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
Companies in the Internet and technology industries tend to own large numbers of patents, copyrights, trademarks and trade secrets, and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have been subject to claims that the presentation of certain licensed content on our start experiences infringes certain patents of a third party, none of which have resulted in direct settlement or payments by us or any determination of infringement by us, and as we face increasing competition, the possibility of further intellectual property rights claims against us grows. Our technologies may not be able to withstand any third party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent us from offering our services and products to others and may require that we procure substitute products or services for our customers.
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
We have derived and expect to continue to derive a substantial portion of our revenue from display advertising on our start experiences. Such advertising accounted for approximately 23%, 27%, and 29% of our revenue for the years ended December 31, 2011, 2012, and 2013, respectively. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

•	increasing the numbers of consumers using our start experiences;

•	maintaining consumer engagement on those start experiences;

•	competing effectively for advertising spending with other online and offline advertising providers; and

•	continuing to grow our direct advertising sales force and develop and diversify our advertising capabilities.
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

While we have determined that our internal control over financial reporting was effective as of December 31, 2013, as indicated in our Management Report on Internal Control over Financial Reporting included in this Annual Report on Form 10‑K, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end, or if our independent registered public accounting firm, when required, is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

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
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited as a result of future transactions in our stock which may be outside our control.
As of December 31, 2013, we had substantial federal and state net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “five-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. For these purposes, a five-percent stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding stock. In addition, persons who own less than 5% of the outstanding stock are grouped together as one or more “public groups,” which are also treated as five-percent stockholders. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset United States federal and state taxable income and taxes may be subject to limitations.
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
Our success and ability to compete depend substantially upon our intellectual property, which we protect through a combination of confidentiality arrangements and trademark registrations. Additionally, we have applied for patents to protect certain of our intellectual property. We have registered several marks and filed many other trademark applications in the U.S. We have not applied for copyright protection in any jurisdiction, including in the U.S. We enter into confidentiality agreements with most of our employees and consultants, and control access to, and distribution of, our documentation and other licensed information, including information licensed to the JV Company. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, or to develop similar technology independently. Since the Chinese legal system in general and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China.
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
We have derived and expect to continue to derive a substantial majority of our revenue from search and display advertising on our start experiences. Such search and display advertising revenue accounted for approximately 79%, 83%, and 81% of our revenue for the years ended December 31, 2011, 2012, and 2013, or $72.1 million, $101.6 million, and $90.4 million, respectively. However, the prospects for continued demand and market acceptance for Internet advertising are uncertain. If advertisers do not continue to increase their usage of the Internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the Internet. Most advertising agencies and potential advertisers, particularly local advertisers, have only limited experience advertising on the Internet and devote only a small portion of their advertising expenditures to online advertising. As the Internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for Internet advertising. Many historical predictions by industry analysts and others concerning the growth of the Internet as a commercial medium have overstated the growth of the Internet and you should not rely upon them. This growth may not occur or may occur more slowly than estimated.
Most of our search revenue is based on the number of paid “clicks” on sponsored links that are included in search results generated from our start experiences. Generally, each time a consumer clicks on a sponsored link, the search provider that provided the commercial search result receives a fee from the advertiser who paid for such sponsored link and the search provider pays us a portion of that fee. We, in turn, typically share a portion of the fee we receive with our customer. If an advertiser receives what it perceives to be a large number of clicks for which it needs to pay, but that do not result in a desired activity or an increase in sales, the advertiser may reduce or eliminate its advertisements through the search provider that provided the commercial search result to us. This reaction would lead to a loss of revenue to our search providers and consequently to lesser fees paid to us, which would have a material negative effect on our financial results.
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
Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own or control, directly or indirectly, as of December 31, 2013 over 30% of our outstanding common stock. As a result, these stockholders, if they act together, would have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they act together, would have the ability to influence significantly the management and affairs of our company. Accordingly, this concentration of ownership might harm the trading price of our common stock by:

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
In addition, the shares that are either subject to outstanding options or that may be granted in the future under our 2012 Equity Incentive Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements.
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
We have not historically paid cash dividends on our capital stock, and we have agreed not to pay any dividends or make any other distributions in our Loan and Security Agreement with Silicon Valley Bank. We anticipate that we will retain all future earnings and cash resources for the future operation and development of our business, and as a result, we do not anticipate paying any cash dividends to holders of our capital stock for the foreseeable future. Any future determination regarding the payment of any dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions, bank covenants and other factors that our board may deem relevant. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
The trading price and volume of our common stock has been and will likely continue to be volatile, and the value of an investment in our common stock may decline.
The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on March 1, 2014, our trading price has ranged from $2.13 to $18.00. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to the various factors set forth in this "Risk Factors" section, as well as:

•	variations in our financial performance;

•	announcements of technological innovations, new services and products, strategic alliances, asset acquisitions, or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel, such as Mr. Frankel, our President and Chief Executive Officer;

•	changes in the estimates of our operating results or changes in recommendations or withdrawal of research coverage by securities analysts;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	adoption or modification of laws, regulations, policies, procedures or programs applicable to our business or announcements relating to these matters.
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
Our corporate headquarters are located at 40 La Riviere Drive, Buffalo, New York 14202. We lease approximately 45,000 square feet of office space at this address pursuant to a sublease agreement that expires in March 2016. The sublease agreement grants us a right of first offer over approximately 33,000 additional square feet in the same building.
We also maintain administrative and product development offices in New York, New York; Los Angeles, California; Toronto and Ottawa, Ontario, Canada; and Westford, Massachusetts. We also have data centers in Atlanta, Georgia; Dallas, Texas; Lewis Center, Ohio; Buffalo, New York; Denver, Colorado; and Amsterdam, The Netherlands.
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

Fiscal Year 2013 Quarters Ended:	High	Low
March 31, 2013	$6.24	$2.72
June 30, 2013	4.17	2.58
September 30, 2013	3.59	2.53
December 31, 2013	2.88	2.25
Fiscal Year 2012 Quarters Ended: (1)
March 31, 2012	8.10	4.75
June 30, 2012	15.00	6.36
September 30, 2012	18.00	7.35
December 31, 2012	7.98	4.44

Notes:

(1)	There was no public market for our common stock prior to February 10, 2012.
Holders of Record
As of March 25, 2014, there were 92 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.
Dividend Policy
We have never declared or paid cash dividends on our common stock. It is our policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying any dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on the existing conditions, including our financial condition, operating results, applicable Delaware law, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. In addition, our loan and security agreement with Silicon Valley Bank restricts our ability to pay any dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Securities Authorized for Issuance Under Equity Compensation Plans

The information required to be disclosed by Item 201(d) of Regulation S-K regarding our equity securities authorized for issuance under our equity incentive plans is incorporated herein by reference to the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of fiscal year 2013 pursuant to Regulation 14A.

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

The graph below compares the cumulative total stockholder return of our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer Index from January 2, 2013 (the first trading day in 2013) through December 31, 2013. The graph assumes that $100 was invested in shares of our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index at the close of market on January 2, 2013, and that dividends, if any, were reinvested. The comparisons in this graph are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.
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
No shares of our common stock were repurchased during the year ended December 31, 2013.

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
We derived the selected consolidated financial data for the years ended December 31, 2011, 2012 and 2013 and as of December 31, 2012 and 2013 from our audited consolidated financial statements and related notes, which are included in this Annual Report on Form 10-K. We derived the selected consolidated financial data for the years ended December 31, 2009 and 2010 and as of December 31, 2009, 2010 and 2011 from our audited consolidated financial statements and related notes, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(in thousands except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$60,798	$66,232	$91,060	$121,981	$111,807
Costs and operating expenses:
Cost of revenue (1)	34,074	36,703	48,661	66,620	59,622
Research and development (1)(2)	13,627	18,494	20,228	25,603	28,458
Sales and marketing (2)	5,591	6,211	8,582	9,120	8,124
General and administrative (1)(2)	4,966	5,656	6,879	11,011	11,663
Depreciation	2,005	2,506	2,667	3,779	4,650
Total costs and operating expenses	60,263	69,570	87,017	116,133	112,517
Income (loss) from operations	535	(3,338)	4,043	5,848	(710)
Other income (expense)	69	(2)	(17)	1	(37)
Interest expense	(285)	(240)	(109)	(270)	(193)
Income (loss) before income taxes	319	(3,580)	3,917	5,579	(940)
Provision (benefit) for income taxes	15	11	(6,015)	1,764	(134)
Loss in equity interest	—	—	—	—	(561)
Net income (loss)	304	(3,591)	9,932	3,815	(1,367)
Undistributed earnings allocated to preferred stockholders	279	—	8,583	—	—
Net income (loss) attributable to common stockholders	$25	$(3,591)	$1,349	$3,815	$(1,367)
Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(1.93)	$0.59	$0.16	$(0.05)
Diluted	$0.01	$(1.93)	$0.45	$0.14	$(0.05)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	1,814,029	1,865,294	2,303,443	24,411,194	27,306,882
Diluted	22,293,068	1,865,294	21,974,403	28,097,313	27,306,882
Other Financial Data:
Adjusted EBITDA (3)	$3,441	$36	$7,630	$11,626	$6,501
 Notes:

(1)	Exclusive of depreciation shown separately.

(2)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Research and development	$252	$398	$295	$523	$1,184
Sales and marketing	189	202	203	404	348
General and administrative	460	268	422	1,072	1,029
	$901	$868	$920	$1,999	$2,561

(3)
We define adjusted EBITDA as net income (loss) plus: provision (benefit) for income taxes, interest expense, other (income) expense, depreciation, loss in equity interest, and stock-based compensation. Please see “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	As of December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,462	$5,412	$10,925	$41,944	$36,397
Trade receivables, net	7,773	9,654	14,336	15,624	14,569
Property and equipment, net	6,631	7,110	8,301	11,043	14,085
Total assets	26,004	24,327	43,382	76,330	74,789
Long-term bank financing and capital lease obligations	1,247	1,203	2,098	1,712	885
Total stockholders’ equity	13,053	10,156	21,380	50,811	52,231
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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net (loss) income and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net (loss) income for each of the periods indicated:

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$304	$(3,591)	$9,932	$3,815	$(1,367)
Provision (benefit) for income taxes	15	11	(6,015)	1,764	(134)
Interest expense	285	240	109	270	193
Other (income) expense (1)	(69)	2	17	(1)	37
Depreciation	2,005	2,506	2,667	3,779	4,650
Loss in equity interest	—	—	—	—	561
Stock-based compensation	901	868	920	1,999	2,561
Adjusted EBITDA	$3,441	$36	$7,630	$11,626	$6,501
     Note:

(1)	Other (income) expense consists primarily of interest income earned and foreign exchange gains and losses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a leading provider of start experiences (startpages and homescreens), TV Everywhere, Identity Management (IDM), and various cloud-based services across multiple devices for cable, satellite, telecom and consumer electronics companies. For these customers, we are also a leading provider of authentication and aggregation solutions enabling the delivery of personalized, online content. Our technology allows our customers to package a wide array of personalized, online content and cloud-based services with their high-speed Internet, communications, television and other offerings. Our customers offer our services under their own brands on Internet-enabled devices such as PCs, tablets, smartphones and connected TVs.
We generate revenue from search and display advertising and by charging subscriber-based fees for services and products delivered through our start experiences. Our results are driven primarily by our customer mix, the product and service mix preferences of those customers and the pricing of those products and services. We generate the majority of our revenue from search and display advertising on our start experiences, which comprise consumer-facing components of our technology. Adding new customers with large consumer bases and expansion of our relationships with existing customers have historically resulted in an increasing shift in our revenue mix towards search and display advertising revenue. Growth in our business (through growth in search and display advertising revenue) is dependent on new customers adopting our solutions and their respective consumers’ use of our start experiences ramping up as described below. Increases in search and display advertising revenue are largely driven by our model of sharing a portion of this search and advertising revenue with our customers. As we expand our cloud-based and value added services offerings, we expect to generate increased subscriber-based revenue from our customers.
During the year ended December 31, 2013, search and display advertising revenue was $90.4 million, a decrease of 11% over $101.6 million for the year ended December 31, 2012. Over the same period, our unique visitors decreased by 3%, our search queries decreased by 26% and our advertising impressions decreased by 3%. Search revenue decreased by $10.9 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. We believe a material portion of the decrease was due to the placement of our start experiences on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. In addition, and to a lesser extent, we believe the decrease was due to lower search activity associated with the increased usage of other devices such as tablets and smartphones generally across the consumer base. We anticipate that search activity will increase on smartphones and tablets in the future and, although our search queries are down, we believe that our continuing investment in mobile products, such as our acquisitions of Carbyn and Teknision, will allow us to compete more effectively for search activity on smartphones and tablets. Display advertising revenue decreased slightly by $0.2 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. We anticipate video advertising may become an increasing percentage of our advertising revenue which may also serve to increase our advertising CPMs. We also anticipate that the signing, and launching, of new customers and our mobile product initiatives may help add new search and display advertising revenue in future years.
Our subscriber-based revenue consists of fees charged for the use of our proprietary technology and for the use of, or access to, services, such as e-mail, security, TV Everywhere, online games, music and other value added services and paid content. During the year ended December 31, 2013, subscriber-based revenue was $21.4 million, an increase of 5% from $20.4 million during the year ended December 31, 2012. This increase is primarily driven by growth in our e-mail and TV Everywhere services to our customers. We believe there are opportunities to generate new sources of subscriber-based revenue, such as the introduction of new value added services, including those delivered on smartphones and tablets. We believe that the variety of value added services and the introduction of new value added services will also drive increased search and display advertising revenue.
As we obtain new customers and those new customers introduce our start experiences to their consumers, we expect that usage of our solutions and our revenue from our start experiences to increase over time. There are a variety of reasons for this ramp-up process. For example, a new customer may migrate its consumers from its existing technology to our technology over a period of time. Moreover, a new customer may initially launch a selection of our services and products, rather than our entire suite of offerings, and subsequently broaden their service and product offerings over time. When a customer launches a new service or product, marketing and promotional activities may be required to generate awareness and interest among consumers. Search and display advertising revenue typically grows significantly during the first one to three years after a customer launch, although there can be notable variances from customer to customer. Thereafter, changes in revenue tend to mirror changes in the consumer base of the applicable customer.
For the year ended December 31, 2013, we derived revenue from over 50 customers, with revenue attributable to four customers, CenturyLink (including revenue attributable to Qwest), Charter, Verizon and Toshiba, together accounting for approximately 68% of our revenue for the year ended December 31, 2013, or $75.6 million. One of these customers accounted for 20% or more of revenue in such period, and revenue attributable to each of the other three customers accounted for more than 10% in such period.
Revenue attributable to our customers includes the subscriber-based revenue earned directly from them, as well as the search and display advertising revenue generated through our relationships with our search and display advertising partners (such as Google for search advertising and advertising networks, advertising agencies and advertisers for display advertising). This revenue is attributable to our customers because it is produced from the traffic on our start experiences. These partners provide us with advertisements that we then deliver with search results and other content on our start experiences. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In the year ended December 31, 2013, search advertising through our relationship with Google generated approximately 51% of our revenue, or $57.5 million (all of which was attributable to our customers).
The initiatives described below under “Key Initiatives” are expected to contribute to our ability to maintain and grow revenue and return to profitability via increases in advertising revenue, increases in customers and our consumer reach, and increases in availability of products across more devices. We expect the period in which we experience a return on future investments in each of these initiatives to differ. For example, more direct advertising at higher CPMs would be expected to have an immediate and direct impact on profitability while expansion into international markets may require an investment that involves a longer term return. We intend to utilize some of the net proceeds of our initial public offering to improve our ability to achieve consistent profitability in the future by enhancing our technology and our systems capabilities to more efficiently support our customers, develop new products and features and report upon, analyze and manage the financial performance of the business.
Trends Affecting Our Business
Our customers, who are predominantly high-speed Internet service providers that also offer television services, are facing increasing competition from companies that deliver video content over the Internet, more commonly referred to as “over-the-top,” or OTT. These new competitors include a number of large and growing companies, such as Google, Netflix, Inc., or Netflix, Hulu, LLC, or Hulu, and Amazon.com Inc., or Amazon. With the increased availability of high-speed Internet access and over-the-top programming, consumers’ video content consumption preferences may shift away from current viewing habits. As a result, many of our customers and potential customers are compelled to find new ways to deliver services and content to their consumers via the Internet. We expect this pressure to become even greater as more video content becomes available online. We expect to continue to benefit from this trend as customers adopt our solutions to package and deliver video programming and other related authentication services on our start experiences.
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
Our business is also affected by growth in advertising on the Internet, for which the proliferation of high-speed Internet access and Internet-connected devices will be the principal drivers. We expect our results of operations will benefit from the growth in the number of mobile Internet users as our customers adopt our mobile and tablet offerings.

The launch of the Microsoft Windows 8 operating system in October 2012 has had an impact on our business.  As it relates to our business with consumer electronics customers that have the Windows 8 operating system pre-installed on their laptop or desktop computers, our start experiences are now placed on a second tab when the Internet browser is launched. This has caused us to reduce our revenue expectations from our consumer electronics customers.

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
Key Business Metrics
In addition to the line items in our financial statements, we regularly review a number of business metrics related to Internet traffic and search and display advertising to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe disclosing these metrics is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key business metrics, which are unaudited, for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
Key Business Metrics:
Unique Visitors (1)	14,619,254	20,440,169	19,818,670
Search Queries (2)	748,576,869	968,233,560	711,992,036
Advertising Impressions (3)	27,749,105,979	42,170,186,571	40,982,588,804
     Notes:

(1)	Reflects the number of unique visitors to our start experiences computed on an average monthly basis during the applicable period.

(2)	Reflects the total number of search queries during the applicable period.

(3)	Reflects the total number of advertising impressions during the applicable period.
Unique Visitors
We define unique visitors as consumers who have visited one of our start experiences at least once during a particular time period. We rely on comScore to provide this data. comScore estimates this data based on the U.S. portion of the Internet activity of its worldwide panel of consumers and its proprietary data collection method.
Search Queries
We define search queries as the number of instances in which a consumer entered a query into a search bar on our start experiences during a particular time period. We rely on reports from our search partner, Google, to measure the number of such instances.
Advertising Impressions
We define advertising impressions as graphical, textual or video paid advertisements displayed to consumers on our start experiences during a particular time period. We rely on reports from technology and advertising partners, including DoubleClick (a division of Google), to measure the number of advertising impressions delivered on our platform.
Components of our Results of Operations
Revenue

We derive our revenue from two categories: revenue generated from search and display advertising activities and subscriber-based revenue, each of which is described below. We record our search and display advertising revenue on a gross basis, which includes the net amount received from Google under our agreement with them. The following table shows the revenue in each category, both in amount and as a percentage of revenue, for 2011, 2012, and 2013.

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Revenue:
Search and display advertising	$72,084	$101,559	$90,447
Subscriber-based	18,976	20,422	21,360
Total revenue	$91,060	$121,981	$111,807
Percentage of revenue:
Search and display advertising	79%	83%	81%
Subscriber-based	21	17	19
Total revenue	100%	100%	100%
Search and Display Advertising Revenue
We use Internet search and display advertising to generate revenue from the traffic on our start experiences.

•
In the case of search advertising, we have a revenue-sharing relationship with Google, pursuant to which we include a Google-branded search tool on our start experiences. When a consumer makes a search query using this tool, we deliver the query to Google and they return search results to consumers that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us, which we in turn share with the applicable customer. The net payment we receive from Google is recognized as revenue.

•
We generate display advertising revenue when consumers view or click on a text, graphic or video advertisement that was delivered on a Synacor-operated start experience. We fill our advertising inventory with advertisements sourced by our direct salesforce, independent advertising sales representatives and advertising network partners. Revenue may be calculated differently depending on our agreements with our advertisers or the agreements between our advertising network partners and their advertisers. It may be calculated on a cost per impression basis, which means the advertiser pays based on the number of times its advertisements appear, or a cost per action basis, which means that an advertiser pays when a consumer performs an action after engaging one of its advertisements, or on a fixed fee basis. Historically only a small percentage of our display advertising revenue has been calculated on a cost per action basis or fixed fee basis.

Subscriber-Based Revenue
We define subscriber-based revenue as subscription fees and other fees that we receive from our customers for the use of our proprietary technology and the use of, or access to, e-mail, TV Everywhere, security, games and other services, including value added services and paid content. Monthly subscriber levels typically form the basis for calculating and generating subscriber-based revenue. They are generally determined by multiplying a per-subscriber per-month fee by the number of subscribers using the particular services being offered or consumed. In other cases, the fee is fixed. We recognize revenue from our customers as the service is delivered.

Costs and Expenses
Cost of Revenue
Cost of revenue consists of revenue sharing, content acquisition costs and co-location facility costs. Revenue sharing consists of amounts accrued and paid to our customers for the traffic on the start experiences we operate for them that results in the generation of search and display advertising revenue. The revenue-sharing agreements with our customers are primarily variable payments based on a percentage of the search and display advertising revenue. Content acquisition agreements may be based on a fixed payment schedule, on the number of subscribers per month, or a combination of both. Fixed-payment agreements are expensed over the term defined in the agreement. Agreements based on the number of subscribers are expensed on a monthly basis. Co-location facility costs consist of rent and operating costs for our data center facilities.
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
Loss in Equity Interest
Loss in equity interest represents our percentage share of losses in investments in entities in which we can exercise significant influence, but do not own a majority equity interest or otherwise control.
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
Revenue Sharing
We pay our customers a portion of the revenue generated from search and display advertising. The portion paid to our customers depends on, among other things, the consumer base of the customer and their expected ability to drive consumer traffic to our start experiences. This revenue consists of the consideration we receive from Google and our display advertising partners in connection with traffic supplied by the applicable customer.
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
We also provide reserves as necessary for uncertain tax positions taken on our tax filings. First, we determine if a tax position is more likely than not to be sustained upon audit solely based on technical merits, including resolution of related appeals or litigation processes, if any. Second, based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement we recognize any such differences as a liability. In the event that any unrecognized tax benefits are recognized, the effective tax rate will be affected. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will be the same as these estimates. These estimates are updated quarterly based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues.
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

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Revenue	$91,060	$121,981	$111,807
Costs and operating expenses:
Cost of revenue (1)	48,661	66,620	59,622
Research and development (1)(2)	20,228	25,603	28,458
Sales and marketing (2)	8,582	9,120	8,124
General and administrative (1)(2)	6,879	11,011	11,663
Depreciation	2,667	3,779	4,650
Total costs and operating expenses	87,017	116,133	112,517
Income (loss) from operations	4,043	5,848	(710)
Other (expense) income	(17)	1	(37)
Interest expense	(109)	(270)	(193)
Income (loss) before income taxes	3,917	5,579	(940)
(Benefit) provision for income taxes	(6,015)	1,764	(134)
Loss in equity interest	—	—	(561)
Net income (loss)	$9,932	$3,815	$(1,367)
Notes:

(1)	Exclusive of depreciation shown separately.

(2)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Research and development	$295	$523	$1,184
Sales and marketing	203	404	348
General and administrative	422	1,072	1,029
	$920	$1,999	$2,561

	Year Ended December 31,
	2011	2012	2013
Revenue	100%	100%	100%
Costs and operating expenses:
Cost of revenue (1)	53	55	53
Research and development (1)	22	21	25
Sales and marketing	9	7	7
General and administrative (1)	8	9	10
Depreciation	3	3	4
Total costs and operating expenses	96	95	101
Income (loss) from operations	4	5	(1)
Other income (expense)	—	—	—
Interest expense	—	—	—
Income (loss) before income taxes	4	5	(1)
(Benefit) provision for income taxes	(7)	1	—
Loss in equity interest	—	—	—
Net income (loss)	11%	3%	(1)%

Note:

(1)	Exclusive of depreciation shown separately.
Comparison of Years Ended December 31, 2011, 2012, and 2013
Revenue

	Year Ended December 31,			2011 to 2012% Change	2012 to 2013% Change
	2011	2012	2013
	(in thousands)
Revenue:
Search and display advertising	$72,084	$101,559	$90,447	41%	(11)%
Subscriber-based	18,976	20,422	21,360	8%	5%
Total revenue	$91,060	$121,981	$111,807	34%	(8)%
Percentage of revenue:
Search and display advertising	79%	83%	81%
Subscriber-based	21	17	19
Total revenue	100%	100%	100%
In 2013 our revenue decreased by $10.2 million, or 8%, compared to 2012. Search revenue decreased by 10.9 million, or 16%. We believe a material portion of the decrease was due to the placement of our start experiences on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. In addition, and to a lesser extent, we believe the decrease was due to lower search activity associated with the increased usage of other devices such as tablets and smartphones generally across the consumer base and due to a change in the way we monetize searches through our start experiences. Display advertising revenue decreased slightly by $0.2 million. Subscriber-based revenue increased $0.9 million, or 5% primarily due to increases in our email and TV Everywhere services to our customers.
In 2012 our revenue increased by $30.9 million, or 34%, compared to 2011. Search and display advertising revenue increased by $29.5 million, or 41% as a result of increased search queries and advertising impressions on our start experiences, driven in part by the launch and subsequent ramping of significant new customers in September 2010 and July 2011. The total number of search queries increased by 29% in 2012, and the total number of advertising impressions increased by 52% in 2012 as compared with 2011. The increase in search queries accounted for approximately 58% of the increase in search and display advertising revenue in 2012, while the increase in advertising impressions accounted for approximately 42%. Subscriber-based revenue increased $1.4 million, or 8% due to increases in TV Everywhere and e-mail revenue, partially offset by a decrease in value added services revenue. The increases in TV Everywhere and email revenue were driven by adding new customers and increased consumer usage. The decrease in value-added services revenue is a result of decreased demand of our value-added service offerings by consumers.
Cost of Revenue

	Year Ended December 31,			2011 to 2012% Change	2012 to 2013% Change
	2011	2012	2013
	(in thousands)
Cost of revenue	$48,661	$66,620	$59,622	37%	(11)%
Percentage of revenue	53%	55%	53%
Our cost of revenue decreased by $7.0 million, or 11%, in 2013 compared to 2012. The decrease in our cost of revenue was driven by a decrease in revenue-sharing costs due to decreased search and display advertising. Cost of revenue as a percentage of revenue decreased to 53% of revenue in 2013 from 55% of revenue in 2012 because of changes in display advertising revenue attributable to the mix of customers and related revenue-sharing arrangements.
Our cost of revenue increased by $18.0 million, or 37%, in 2012 compared to 2011. The increase in our cost of revenue was mainly driven by additional revenue-sharing costs from increased search and display advertising. Cost of revenue as a percentage of revenue increased to 55% of revenue in 2012 from 53% of revenue in 2011 because of changes in search and display advertising revenue attributable to the mix of customers and related revenue-sharing arrangements.
Research and Development Expenses

	Year Ended December 31,			2011 to 2012% Change	2012 to 2013% Change
	2011	2012	2013
	(in thousands)
Research and development	$20,228	$25,603	$28,458	27%	11%
Percentage of revenue	22%	21%	25%
Research and development expenses increased by $2.9 million, or 11%, in 2013 compared to 2012. The increase was primarily due to a $2.5 million increase in employee-related costs as a result of the increase in headcount to support new product initiatives and customer deployments.
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
Sales and Marketing Expenses

	Year Ended December 31,			2011 to 2012% Change	2012 to 2013% Change
	2011	2012	2013
	(in thousands)
Sales and marketing	$8,582	$9,120	$8,124	6%	(11)%
Percentage of revenue	9%	7%	7%
Sales and marketing expenses decreased by $1.0 million, or 11%, in 2013 compared to 2012. The decrease was primarily due to a $1.0 million decrease in compensation-related expenses.
Sales and marketing expenses increased by $0.5 million, or 6%, in 2012 compared to 2011. The increase was primarily due to a $0.9 million increase in employee-related costs as a result of the increase in headcount as we hired salespeople in our advertising department. The offsetting decrease of $0.4 million includes decreases for legal fees and reporting services.
General and Administrative Expenses

	Year Ended December 31,			2011 to 2012% Change	2012 to 2013% Change
	2011	2012	2013
	(in thousands)
General and administrative	$6,879	$11,011	$11,663	60%	6%
Percentage of revenue	8%	9%	10%
General and administrative expenses increased by $0.7 million, or 6%, in 2013 compared to 2012. The increase was primarily due to a $0.3 million increase in legal fees in connection with the formation of the JV Company and $0.2 million increase in rent.
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
Depreciation

	Year Ended December 31,			2011 to 2012% Change	2012 to 2013% Change
	2011	2012	2013
	(in thousands)
Depreciation	$2,667	$3,779	$4,650	42%	23%
Percentage of revenue	3%	3%	4%
Depreciation increased by $0.9 million or 23% in 2013 compared to 2012.  This increase was primarily driven by the purchase of assets such as computer equipment to support our investment in new projects.
Depreciation increased by $1.1 million, or 42%, in 2012 compared to 2011. This increase was primarily driven by the purchase of assets to support the addition of new customers.
Other (Expense) Income

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Other (expense) income	$(17)	$1	$(37)
For each of 2011, 2012 and 2013, other (expense) income consisted primarily of interest income coupled with foreign currency transaction losses related to our operations in the United Kingdom.
Interest Expense

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Interest expense	$109	$270	$193
Interest expense decreased in 2013 compared to 2012 as a result of lower average capital lease balances. The interest rates applied to those balances remained substantially the same.
Interest expense increased in 2012 compared to 2011 as a result of higher average capital lease balances. The interest rates applied to those balances remained substantially the same.

(Benefit) provision for Income Taxes

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
(Benefit) provision for income taxes	$(6,015)	$1,764	$(134)
In the fourth quarter of 2011, as a result of weighing the positive and negative evidence we determined that we would more likely than not be able to generate sufficient taxable income in the future and would be able to utilize our net operating loss ("NOL") carryforwards. As a result, we recognized an $8.5 million income tax benefit related to the reduction of our deferred tax asset valuation allowance.
In 2012 our income tax provision included $2.9 million of deferred income tax expense, partially offset by a tax benefit of $1.1 million relating to a research and development credit.
In 2013 our income tax provision included a $0.2 million deferred benefit for income taxes which resulted in a $0.1 million tax benefit for income taxes.

Loss in Equity Interest

	Year Ended December 31,
	2011	2012	2013
		(in thousands)
Loss in equity interest	$—	$—	$(561)
In 2013 we entered into a Joint Venture Agreement, pursuant to which we own 50% of the outstanding common stock and 100% of the preferred shares of the JV Company. For year ended December 31, 2013, we recorded our share of the losses of the JV Company of $0.6 million. The investment in the JV Company is being accounted for using the equity method and is classified as an investment in equity interest. The Company provided nearly all of the capital to form the JV Company; accordingly, the Company has recorded 100% of the losses incurred by the JV Company in 2013.
Unaudited Quarterly Results of Operations and Other Data
The following tables present our unaudited quarterly results of operations and other data for the eight quarters ended December 31, 2013. This unaudited quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, the statement of operations data includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. You should read this table in conjunction with our financial statements and related notes located elsewhere in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of the results of operations for any future periods.

	For the Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per-share data)
Statements of Operations Data:
Revenue	$30,670	$30,807	$28,326	$32,178	$29,143	$26,708	$26,551	$29,406
Costs and operating expenses:
Cost of revenue (1)	16,764	16,876	15,792	17,188	15,764	14,017	14,083	15,757
Research and development (1)	6,288	6,123	6,218	6,974	6,865	7,336	7,404	6,911
Sales and marketing	2,377	2,399	2,000	2,344	2,130	2,147	2,058	1,792
General and administrative (1)	2,840	2,868	2,676	2,627	3,144	2,957	2,805	2,891
Depreciation	781	934	981	1,083	1,130	1,138	1,119	1,262
Total costs and operating expenses	29,050	29,200	27,667	30,216	29,033	27,595	27,469	28,613
Income (loss) from operations	1,620	1,607	659	1,962	110	(887)	(918)	793
Net income (loss)	1,174	1,199	652	790	27	(637)	(832)	173
Net income (loss) per share attributable to common stockholders:
Basic	$0.07	$0.04	$0.02	$0.03	$0.00	$0.02	$0.03	$0.01
Diluted	$0.04	$0.04	$0.02	$0.03	$0.00	$0.02	$0.03	$0.01
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
In September 2013, we entered into a new Loan and Security Agreement, or Loan Agreement, with Silicon Valley Bank, or Lender.  The Loan Agreement provides for a $10.0 million secured revolving line of credit with a stated maturity of September 27, 2015.  The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of December 31, 2013, due to the operation of the borrowing formula, $7.5 million was available under the revolving credit line, with no outstanding borrowings.
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
Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property.  The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments.  Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance.  The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders.  As of December 31, 2013, we were in compliance with the covenants and anticipate continuing to be so.
Under the terms of the joint venture agreement with the JV Company, we have agreed, upon the satisfaction of certain conditions, to provide up to an additional $1.1 million in additional funding to the JV Company over two years through the purchase of non-voting, non-convertible Series A preferred shares of the JV Company.
As of December 31, 2013, we had approximately $36.4 million of cash and cash equivalents and money market funds. We did not have any short-term or long-term investments. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our revolving credit line, will be sufficient to meet our anticipated working capital, capital lease payment obligations, JV Company funding obligations, and capital expenditure requirements for at least the next 12 months.
Cash Flows

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Statements of Cash Flows Data:
Cash flows provided by operating activities	$8,678	$14,657	$5,228
Cash flows used in investing activities	(1,848)	(4,869)	(8,857)
Cash flows (used in) provided by financing activities	(1,317)	21,237	(1,926)
Cash Provided by Operating Activities
Operating activities provided $5.2 million of cash in 2013. The positive cash flow from operating activities primarily resulted from our net loss, adjusted for non-cash items, and changes in our operating assets and liabilities. We had a net loss of $1.4 million, which included a non-cash benefit from deferred income taxes of $0.2 million, non-cash depreciation of $4.7 million, non-cash stock-based compensation of $2.6 million, and $0.6 million loss in equity interest. Changes in our operating assets and liabilities used $1.0 million of cash, primarily due to a decrease in our accounts receivable of $1.1 million and a decrease in our accrued expenses and other current liabilities of $2.2 million. The decrease in our accounts receivable was primarily attributable to the decrease in revenue. The decrease in our accrued expenses and other liabilities of $2.2 million was primarily driven by a $1.7 million decrease in our bonus accrual.
Operating activities provided $14.7 million of cash in 2012. The cash flow from operating activities primarily resulted from our net income, adjusted for non-cash items, and changes in our operating assets and liabilities. We had net income of $3.8 million, which included a non-cash benefit from deferred income taxes of $1.6 million, non-cash depreciation of $3.8 million and non-cash stock-based compensation of $2.0 million. Changes in our operating assets and liabilities provided $3.5 million of cash, primarily due to an increase in our accounts payable of $2.3 million and an increase in our accrued expenses and other current liabilities of $1.7 million, partially offset by increases in our accounts receivable of $1.3 million. The increase in our accounts payable was attributable to a $1.4 million increase due to the timing of, and a change in payment terms with, a customer for their revenue share payment. The remaining increase of $0.9 million was primarily driven by increased spending due to the growth of our revenue-share payments associated with our revenue growth. The increase in our accrued expenses and other liabilities of $1.7 million was primarily driven by a $1.0 million increase for operating related expenses and components of our cost of revenue and a $0.5 million increase in our bonus accrual. The increase in our accounts receivable was primarily due to our revenue growth in 2012.
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
Cash Used in Investing Activities
Our primary investing activities have consisted of purchases of property and equipment, payments for the acquisitions of Carbyn and Teknision and for investments made in the JV Company. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and internal-use software development. We expect to continue to invest in property and equipment and development of software for the remainder of 2014 and thereafter.
Cash used in investing activities in 2013 was $8.9 million consisting of $5.9 million of purchases of property, equipment and software (specifically related to the build out of our data centers and internal-use software development and including $0.5 million used for payment for the acquisition of Carbyn), $0.9 million contributed to an equity method investment, $1.0 million paid for the acquisition of Teknision, Inc. (an Ontario-based company), and a $1.0 million purchase of a promissory note having to do with our investment in B&FF.
Included within purchases of property, equipment, and software are external and internal costs of $3.0 million incurred during the application development stage. We expect much of the development effort to transition into the operation stage during 2014.
Cash used in investing activities in 2012 was $4.9 million consisting of $4.3 million of purchases of property, equipment and software to build out our data centers and $0.6 million paid for the acquisition of Carbyn.
Cash used in investing activities in 2011 was $1.8 million consisting principally of purchases of property, equipment and software to build out our data centers.
Cash (Used in) Provided by Financing Activities
For the year ended December 31, 2013, net cash used by financing activities was $2.0 million, consisting of $2.1 million of repayments for our capital lease obligations, offset by $0.2 million of proceeds from the exercise of common stock options.
For the year ended December 31, 2012, net cash provided by financing activities was $21.2 million, consisting of $25.4 million of proceeds from issuance of common stock in our public offering, partially offset by cash paid for issuance costs of $2.8 million, and $1.2 million of proceeds from the exercise of common stock options, partially offset by $2.6 million for repayments on our capital lease obligations and bank financing.

For the year ended December 31, 2011, net cash used in financing activities was approximately $1.3 million primarily for repayments of $2.2 million on our capital lease obligations and bank financing partially offset by $0.8 million of proceeds from a sale/leaseback transaction relating to computer equipment.

Off-Balance Sheet Arrangements
At December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
We lease office space and data center space under operating lease agreements and certain equipment under capital lease agreements. We are also obligated to make payments under various contracts with vendors and customers, principally for revenue-sharing and content arrangements.
The following table sets forth our future contractual obligations as of December 31, 2013:

	Payments due by period
	Total	2014	2015	2016	2017	2018 and thereafter

Capital lease obligations	$2,959	$2,038	$531	$390	$—	$—
Operating lease obligations	3,323	1,478	988	348	191	318
Contract commitments	7,680	4,610	1,630	1,080	360	—
Total	$13,962	$8,126	$3,149	$1,818	$551	$318
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
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash and money market funds. Other than our $1.0 million investment in B&FF and the $0.4 million investment in equity interest in the JV Company, we currently have no investments of any type. Our exposure to market risk for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.
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
Our financial statements are submitted on pages F-1 through F-22 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure and Control Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013. This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm due to a transition period established by the Jumpstart Our Business Startups Act, or JOBS Act, for emerging growth companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the information in our proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013.
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
The information required by this item is incorporated by reference to the information in our proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information in our proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information in our proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the information in our proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013.

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

SYNACOR, INC.

Date: March 26, 2014	/s/ Ronald N. Frankel
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RONALD N. FRANKEL	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2014
Ronald N. Frankel
/S/ WILLIAM J. STUART	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2014
William J. Stuart
/S/ MARWAN FAWAZ	Director	March 26, 2014
Marwan Fawaz
/S/ GARY L. GINSBERG	Director	March 26, 2014
Gary L. Ginsberg
/S/ ANDREW KAU	Director	March 26, 2014
Andrew Kau
/S/ JORDAN LEVY	Director	March 26, 2014
Jordan Levy
/S/ MICHAEL J. MONTGOMERY	Director	March 26, 2014
Michael J. Montgomery

EXHIBITS
The following exhibits are incorporated by reference herein or filed here within:

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number
3.1	Fifth Amended and Restated Certificate of Incorporation	S-1/A	333-178049	1/30/2012	3.2
3.2	Amended and Restated Bylaws	S-1/A	333-178049	1/30/2012	3.4
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and certain key employees	S-1	333-178049	11/18/2011	10.1
10.2.1*	2000 Stock Plan	S-1	333-178049	11/18/2011	10.2.1
10.2.2*	Amendment to 2000 Stock Plan, adopted September 30, 2004	S-1	333-178049	11/18/2011	10.2.2
10.2.3*	Amendment to 2000 Stock Plan, adopted June 9, 2006	S-1	333-178049	11/18/2011	10.2.3
10.2.4*	Amendment to 2000 Stock Plan, adopted October 19, 2006	S-1	333-178049	11/18/2011	10.2.4
10.2.5*	Amendment to 2000 Stock Plan, adopted July 31, 2008	S-1	333-178049	11/18/2011	10.2.5
10.2.6*	Form of Stock Option Agreement under 2000 Stock Plan	S-1/A	333-178049	1/30/2012	10.2.6
10.2.7*	Stock Option Agreement under 2000 Stock Plan with Ronald N. Frankel	S-1/A	333-178049	1/30/2012	10.2.7
10.3.1*	2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.1
10.3.2*	Amendment No. 1 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.2
10.3.3*	Amendment No. 2 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.3
10.3.4*	Amendment No. 3 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.4
10.3.5*	Amendment No. 4 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.5
10.3.6*	Amendment No. 5 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.6
10.3.7*	Amendment No. 6 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.7
10.3.8*	Amendment No. 7 to 2006 Stock Plan	S-1/A	333-178049	1/18/2012	10.3.8
10.3.9*	Form of Stock Option Agreement under 2006 Stock Plan with Jordan Levy	S-1/A	333-178049	1/30/2012	10.3.9

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number
10.3.10*	Stock Option Agreement under 2006 Stock Plan with Ronald N. Frankel	S-1/A	333-178049	1/30/2012	10.3.10
10.3.11*	Form of Stock Option Agreement with Ronald N. Frankel under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.11
10.3.12*	Form of Stock Option Agreement with George G. Chamoun under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.12
10.3.13*	Form of Stock Option Agreement with Scott A. Bailey under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.13
10.3.14*	Form of Director Stock Option Agreement under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.14
10.3.15*	Form of Director Stock Option Agreement under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.15
10.4.1*	2012 Equity Incentive Plan	S-1/A	333-178049	1/18/2012	10.4

10.4.2*	Form of Stock Option Agreement under 2012 Equity Incentive Plan	S-1/A	333-178049	1/30/2012	10.4.2
10.4.3*	Form of Stock Unit Agreement under 2012 Equity Incentive Plan	S-1/A	333-178049	1/30/2012	10.4.3
10.4.4*	Form of Stock Option Agreement with Ronald N. Frankel under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.4
10.4.5*	Form of Early Exercise Stock Option Agreement under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.5
10.4.6*	Form of Option Agreement with Scott A. Bailey and George G. Chamoun under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.6
10.4.7*	Form of Option Agreement with William J. Stuart under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.7
10.5.1*	Letter Agreement dated July 31, 2007 with Ronald N. Frankel	S-1	333-178049	11/18/2011	10.5.1
10.5.2*	Severance Agreement with Ronald N. Frankel	S-1/A	333-178049	12/23/2011	10.5.2
10.5.3*	Letter Agreement dated September 10, 2013 with Ronald N. Frankel					X
10.5.4*	Amendment to Severance Agreement dated September 10, 2013 with Ronald N. Frankel					X
10.6.1*	Letter Agreement dated October 15, 2010 with Scott A. Bailey	S-1	333-178049	11/18/2011	10.6
10.6.2*	Letter agreement between Scott A. Bailey and Synacor, Inc. dated as of June 25, 2013	10-Q	001-33843	8/13/2013	10.6
10.6.3*	Severance Agreement with Scott A. Bailey					X
10.6.4*	Letter Agreement dated July 24, 2013 with Scott A. Bailey					X
10.7.1*	Employment and Noncompetition Agreement dated December 22, 2000 between George G. Chamoun and CKMP, Inc.	S-1	333-178049	11/18/2011	10.7.1
10.7.2*	Severance Agreement with George G. Chamoun	S-1/A	333-178049	12/23/2011	10.7.2
10.7.3*	Letter Agreement dated March 26, 2014 with George G. Chamoun					X
10.7.4*	Amendment to Severance Agreement dated March 26, 2014 with George G. Chamoun					X
10.8.1*	Letter Agreement dated August 3, 2011 with William J. Stuart	S-1	333-178049	11/18/2011	10.8
10.8.2*	Severance Agreement with William J. Stuart					X
10.8.3*	Letter Agreement dated August 26, 2013 with William J. Stuart					X
10.9.1†	Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated as of April 1, 2010	S-1/A	333-178049	2/1/2012	10.9.1
10.9.2†	Amendment #1 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated as of October 1, 2010	S-1/A	333-178049	1/13/2012	10.9.2
10.9.3†	Amendment #2 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated as of May 25, 2011	S-1/A	333-178049	1/13/2012	10.9.3

Exhibit No.	Description	Incorporated by Reference	Filed Herewith

Form	File No.	Date of Filing	Exhibit Number
10.9.4†	Amendment #3 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated as of December 9, 2011	S-1/A	333-178049	1/13/2012	10.9.4
10.9.5	Letter agreement between Charter Communications Operating, LLC and Synacor, Inc. dated as of March 28, 2013	10-Q	001-33843	5/14/2013	10.1
10.9.6†	Amendment #4 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated April 1, 2013	10-Q	001-33843	8/13/2013	10.2
10.10.1†	Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated as of January 1, 2012	10-Q	001-33843	11/14/2012	10.1.1
10.10.2†	Amendment #1 to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated as of July 1, 2012	10-Q	001-33843	11/14/2012	10.1.2
10.10.3†	Amendment #2 to Master Services Agreement between Qwest Corporation and Synacor, Inc. dated as of August 23, 2012	10-Q	001-33843	11/14/2012	10.1.3
10.11*	2007 Management Cash Incentive Plan	10-Q	001-33843	5/15/2012	10.1
10.12.1†	Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated as of July 1, 2010	S-1/A	333-178049	2/1/2012	10.12
10.12.2†	Amendment #1 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated December 1, 2011	10-Q	001-33843	11/14/2013	10.2.1
10.12.3†	Amendment #2 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 4, 2013	10-Q	001-33843	11/14/2013	10.2.2
10.12.4†	Amendment #3 to Master Services and Liking Agreement between Toshiba America Information Systems, Inc and Synacor, Inc. dated September 4, 2013	10-Q	001-33843	11/14/2013	10.2.3
10.12.5	Amendment #4 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 4, 2013	10-Q	001-33843	11/14/2013	10.2.4
10.12.6†	Statement of Work #1 governed by Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 24, 2013	10-Q	001-33843	11/14/2013	10.2.5
10.13.1†	Google Services Agreement between Google Inc. and Synacor, Inc. dated as of March 1, 2011	S-1/A	333-178049	2/1/2012	10.13.1
10.13.2†	Amendment Number One to Google Services Agreement between Google Inc. and Synacor, Inc. dated as of July 1, 2011	S-1/A	333-178049	12/29/2011	10.13.2
10.13.3†	Amendment Number Two to Google Services Agreement between Google Inc. and Synacor, Inc. dated as of May 1, 2012	10-Q	001-33843	8/13/2013	10.1.1

10.13.4†	Amendment Number Three to Google Services Agreement between Google Inc. and Synacor, Inc. dated May 1, 2013	10-Q	001-33843	8/13/2013	10.1.2
10.14.1	Sublease dated March 3, 2006 between Ludlow Technical Products Corporation and Synacor, Inc.	S-1	333-178049	11/18/2011	10.14.1
10.14.2	First Amendment to Sublease dated as of September 25, 2006	S-1	333-178049	11/18/2011	10.14.2
10.14.3	Second Amendment to Sublease dated as of February 27, 2007	S-1	333-178049	11/18/2011	10.14.3
10.15.1*	Letter Agreement dated March 1, 2008 with Jordan Levy	S-1/A	333-178049	1/30/2012	10.15.1
10.15.2*	Letter Agreement dated June 23, 2009 with Jordan Levy	S-1/A	333-178049	1/30/2012	10.15.2
10.15.3*	Letter Agreement dated March 1, 2008 with Ronald N. Frankel	S-1/A	333-178049	1/30/2012	10.15.3
10.15.4*	Letter Agreement dated June 23, 2009 with Ronald N. Frankel	S-1/A	333-178049	1/30/2012	10.15.4
10.15.5*	Letter Agreement dated March 1, 2008 with George G. Chamoun	S-1/A	333-178049	1/30/2012	10.15.5

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number
10.15.6*	Letter Agreement dated June 23, 2009 with George G. Chamoun	S-1/A	333-178049	1/30/2012	10.15.6
10.16*	Form of Common Stock Repurchase Agreement	S-1/A	333-178049	1/30/2012	10.16
10.17.1†	Master Services Agreement between Verizon Corporate Services Group Inc. and Synacor, Inc. dated as of July 25, 2011	10-K	001-33843	3/26/2013	10.17.1
10.17.2†	Amendment #1 to Master Services Agreement between Verizon Corporate Services Group Inc. and Synacor, Inc. dated as of December 20, 2012	10-K	001-33843	3/26/2013	10.17.2
10.17.3†	Amendment #2 to Master Services Agreement between Verizon Corporate Services Group, Inc. and Synacor, Inc. dated as of April 1, 2013	10-Q	001-33843	8/13/2013	10.3
10.18.1†	Joint Venture Agreement between Maxit Technology Incorporate, Synacor China, Ltd. and Synacor, Inc. dated as of March 11, 2013	10-Q	001-33843	5/14/2013	10.2.1
10.18.2†	Shareholders Agreement between Maxit Technology Incorporated, Synacor China, Ltd. and Synacor, Inc. dated as of March 11, 2013	10-Q	001-33843	5/14/2013	10.2.2
10.18.3#	Amendment to the Joint Venture Agreement dated as of December 6, 2013					X
10.19.1*	Special Purpose Recruitment Plan	Schedule 14A	001-33843	4/5/2013	App. A

10.19.2*	Form of Stock Option Agreement (Early Exercise) under Special Purpose Recruitment Plan	10-Q	001-33843	8/13/2013	10.5
10.20	Loan and Security Agreement between Silicon Valley Bank and Synacor, Inc. dated September 27, 2013	10-Q	001-33843	11/14/2013	10.1
21.1	List of subsidiaries					X
23	Consent of Deloitte & Touche LLP					X
24.1	Power of Attorney (contained in the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1‡	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase
101.LAB††	XBRL Taxonomy Extension Label Linkbase
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase
101.DEF††	XBRL Taxonomy Extension Definition Linkbase

Notes:

†	Confidential treatment has been granted for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Synacor, Inc.
Buffalo, New York

We have audited the accompanying consolidated balance sheets of Synacor, Inc. and subsidiary (the "Company") as of December 31, 2012 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Synacor, Inc. and subsidiary as of December 31, 2012 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Williamsville, New York
March 26, 2014

SYNACOR, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2013
(In thousands except for share and per share data)

	2012	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,944	$36,397
Accounts receivable—net of allowance of $25 and $76	15,624	14,569
Deferred income taxes	1,999	314
Prepaid expenses and other current assets	1,831	1,691
Total current assets	61,398	52,971
PROPERTY AND EQUIPMENT—Net	11,043	14,085
DEFERRED INCOME TAXES, NON-CURRENT	2,527	4,455
OTHER LONG-TERM ASSETS	543	348
GOODWILL	819	1,565
CONVERTIBLE PROMISSORY NOTE	—	1,000
INVESTMENT IN EQUITY INTEREST	—	365
TOTAL ASSETS	$76,330	$74,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,204	$13,573
Accrued expenses and other current liabilities	7,328	5,177
Current portion of capital lease obligations	2,127	1,946
Total current liabilities	23,659	20,696
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	1,712	885
OTHER LONG-TERM LIABILITIES	148	977
Total liabilities	25,519	22,558
COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value—100,000,000 authorized, 27,517,665 issued and 27,198,165 shares outstanding at December 31, 2012 and 27,684,598 issued and 27,365,098 shares outstanding at December 31, 2013	275	277
Preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding at December 31, 2012 and 2013	—	—
Treasury stock—at cost, 319,500 shares at December 31, 2012 and 2013	(569)	(569)
Additional paid-in capital	99,449	102,226
Accumulated deficit	(48,338)	(49,705)
Accumulated other comprehensive income (loss)	(6)	2
Total stockholders’ equity	50,811	52,231
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,330	$74,789
The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2012, AND 2013
(In thousands except for share and per share data)

	2011	2012	2013
REVENUE	$91,060	$121,981	$111,807
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation shown separately below)	48,661	66,620	59,622
Research and development (exclusive of depreciation shown separately below)	20,228	25,603	28,458
Sales and marketing	8,582	9,120	8,124
General and administrative (exclusive of depreciation shown separately below)	6,879	11,011	11,663
Depreciation	2,667	3,779	4,650
Total costs and operating expenses	87,017	116,133	112,517
INCOME (LOSS) FROM OPERATIONS	4,043	5,848	(710)
OTHER (EXPENSE) INCOME	(17)	1	(37)
INTEREST EXPENSE	(109)	(270)	(193)
INCOME (LOSS) BEFORE INCOME TAXES	3,917	5,579	(940)
(BENEFIT) PROVISION FOR INCOME TAXES	(6,015)	1,764	(134)
LOSS IN EQUITY INTEREST	—	—	(561)
NET INCOME (LOSS)	9,932	3,815	(1,367)
UNDISTRIBUTED EARNINGS ALLOCATED TO PREFERRED STOCKHOLDERS	8,583	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,349	$3,815	$(1,367)
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$0.59	$0.16	$(0.05)
Diluted	$0.45	$0.14	$(0.05)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	2,303,443	24,411,194	27,306,882
Diluted	21,974,403	28,097,313	27,306,882
The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2012, AND 2013
(In thousands)

	2011	2012	2013
Net income (loss)	$9,932	$3,815	$(1,367)
Other comprehensive income:
Change in foreign currency translation adjustment	—	(6)	8
Comprehensive income (loss)	$9,932	$3,809	$(1,359)
The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2012, AND 2013
(In thousands except for share data)

	Common Stock		Treasury Stock (Common)		Series A Preferred Stock		Series A-1 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
BALANCE - January 1, 2011	1,904,153	$19	(319,500)	$(569)	5,548,508	$5,077	570,344	$730	2,737,500	$5,401	2,740,407	$17,224	$44,359	$(62,085)	$—	$10,156
Exercise of stock options	1,148,703	12											360			372
Stock-based compensation expense													920			920
Net income														9,932		9,932
BALANCE - December 31, 2011	3,052,856	31	(319,500)	(569)	5,548,508	5,077	570,344	730	2,737,500	5,401	2,740,407	17,224	45,639	(52,153)	—	21,380
Issuance of common stock upon initial public offering, net of offering costs	5,454,545	54											22,293			22,347
Conversion of preferred stock to common stock upon initial public offering	17,395,136	174			(5,548,508)	(5,077)	(570,344)	(730)	(2,737,500)	(5,401)	(2,740,407)	(17,224)	28,258			—
Exercise of common stock options	1,615,128	16											1,196			1,212
Stock-based compensation expense													2,063			2,063
Net income														3,815		3,815
Other comprehensive income															(6)	(6)
BALANCE - December 31, 2012	27,517,665	275	(319,500)	(569)	—	—	—	—	—	—	—	—	99,449	(48,338)	(6)	50,811
Exercise of common stock options	166,933	2											193			195
Stock-based compensation expense													2,584			2,584
Net loss														(1,367)		(1,367)
Other comprehensive income															8	8
BALANCE - December 31, 2013	27,684,598	$277	(319,500)	$(569)	—	$—	—	$—	—	$—	—	$—	$102,226	$(49,705)	$2	$52,231
The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2012, AND 2013
(In thousands)

	2011	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,932	$3,815	$(1,367)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,667	3,779	4,650
Stock-based compensation expense	920	1,999	2,561
Loss on disposal of property and equipment	11	35	—
Deferred income taxes	(6,083)	1,557	(243)
Loss in equity interest	—	—	561
Change in assets and liabilities:
Accounts receivable, net	(4,682)	(1,288)	1,055
Prepaid expenses and other current assets	(45)	253	189
Other long-term assets	164	380	220
Accounts payable	4,120	2,335	(527)
Accrued expenses and other current liabilities	1,709	1,715	(2,205)
Other long-term liabilities	(35)	77	334
Net cash provided by operating activities	8,678	14,657	5,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,848)	(4,269)	(5,920)
Investment in equity interest	—	—	(926)
Cash paid for business acquisition	—	(600)	(1,011)
Purchase of convertible promissory note	—	—	(1,000)
Net cash used in investing activities	(1,848)	(4,869)	(8,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale/leaseback	794	—	—
Repayment on bank financing	(500)	(250)	—
Repayments on capital lease obligations	(1,719)	(2,336)	(2,121)
Proceeds from exercise of common stock options	372	1,212	195
Proceeds from initial public offering	—	25,364	—
Initial public offering costs	(264)	(2,753)	—
Net cash (used in) provided by financing activities	(1,317)	21,237	(1,926)

Effect of exchange rate changes on cash and cash equivalents	—	(6)	8

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,513	31,019	(5,547)
CASH AND CASH EQUIVALENTS—Beginning of year	5,412	10,925	41,944
CASH AND CASH EQUIVALENTS—End of year	$10,925	$41,944	$36,397

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$110	$259	$165
Cash paid for income taxes	82	134	140

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Property and equipment acquired under capital lease obligations and bank financing	$2,185	$2,484	$1,039
Accrual for business acquisition	—	500	495
Accrued property and equipment expenditures	235	269	719
Accrued initial public offering costs	1,042	—	—
The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2013, AND
FOR THE YEARS ENDED DECEMBER 31, 2011, 2012, AND 2013
(In thousands except for share and per share data)
1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Synacor, Inc., together with its consolidated subsidiary (collectively, the “Company”), is a leading provider of start experiences (startpages and homescreens), TV Everywhere, Identity Management and various cloud-based services across multiple devices for cable, satellite, telecom and consumer electronics companies. The Company is also a leading provider of authentication and aggregation solutions enabling the delivery of personalized, online content. The Company's technology allows its customers to package a wide array of personalized, online content and cloud-based services with their high-speed Internet, communications, television and other digital offerings. The Company's customers offer the Company's services under their own brands on Internet-enabled devices such as PCs, tablets, smartphones and connected TVs.

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
Revenue Recognition—The Company derives revenue from two categories: revenue generated from search and display advertising activities and subscriber-based revenue, each of which is described below. Search and display advertising is recorded on a gross basis, which includes the net amount received from Google under the Company’s agreement with Google. The following table shows the revenue in each category for the years ended December 31, 2011, 2012 and 2013 (in thousands):

	Year Ended December 31,
	2011	2012	2013
Search and display advertising	$72,084	$101,559	$90,447
Subscriber-based	18,976	20,422	21,360
Total revenue	$91,060	$121,981	$111,807
The Company uses Internet search and display advertising to generate revenue from the traffic on its start experiences.

•
In the case of search advertising, the Company has a revenue-sharing relationship with Google, pursuant to which it includes a Google-branded search tool on its start experiences. When a consumer makes a search query using this tool, the Company delivers the query to Google and they return search results to consumers that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with the Company, which in turn is shared with the applicable customer. The net payment received from Google is recognized as revenue.

•
Display advertising revenue is generated when consumers view or click on a text, graphic, or video advertisement that was delivered on one of the Company's start experiences. Advertising inventory is filled with advertisements sourced by the Company’s direct sales force, independent advertising sales representatives, and also advertising network partners. Display advertising revenue is calculated on a cost per impression basis, which means the advertiser pays based on the number of times its advertisements appear, or a cost per action basis, which means that an advertiser pays when a consumer performs an action after engaging one of its advertisements, or on a fixed fee basis. Historically, only a small percentage of display advertising has been calculated on a cost per action basis or fixed fee basis.

Subscriber-based revenue represents subscription fees and other fees that the Company receives from customers for the use of its proprietary technology, including the use of, or access to, e-mail, TV Everywhere, security, games and other value added services and paid content. Monthly subscriber levels typically form the basis for calculating and generating subscriber-based revenue. They are generally determined by multiplying a per-subscriber per-month fee by the number of subscribers using the particular services being offered or consumed. In other cases, the fee is fixed. Revenue is recognized from customers as the service is delivered.
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
Cost of Revenue—Cost of revenue consists of revenue sharing, content acquisition costs and co-location facility costs. Revenue sharing consists of amounts accrued and paid to customers for the traffic on their start experience resulting in the generation of search and display advertising revenue. The revenue-sharing agreements with customers are primarily variable payments based on a percentage of the search and display advertising revenue. Content-acquisition agreements may be based on a fixed payment schedule, on the number of subscribers per month, or a combination of both. Fixed-payment agreements are expensed on a straight-line basis over the term defined in the agreement. Agreements based on the number of subscribers are expensed on a monthly basis. Co-location facility costs consist of rent and operating costs for the Company’s data center facilities.

Concentrations of Risk—As of December 31, 2012 and 2013, and for the years ended December 31, 2011, 2012, and 2013 the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable and revenue as follows:

	Accounts Receivable		Revenue
	2012	2013	2011	2012	2013
Google	40%	47%	57%	56%	51%
Display Advertising Partner (1)	N/A	11	N/A	N/A	N/A
Note:

(1)
As of December 31, 2012, the accounts receivable of the Display Advertising Partner was less than 10%. For the years ended December 31, 2011, 2012, and 2013 the revenue earned directly from the Display Advertising Partner was less than 10% .

For the years ended December 31, 2011, 2012, and 2013, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue. The costs represent revenue share paid to customers for their supply of Internet traffic on the Company's start experiences.

	Cost of Revenue
	2011	2012	2013
Customer A	14%	20%	22%
Customer B	18	13	13
Customer C	11	17	12
Customer D (1)	N/A	12	11
Note:

(1)	For the year ended December 31, 2011, the revenue share payments received by Customer D were less than 10%.
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash primarily in checking and money market accounts with high credit quality financial institutions, which, at times, have exceeded federally insured limits of $250. Although the Company maintains balances that exceed the federally insured limit, it has not experienced any losses related to these balances and believes credit risk to be minimal.
Research and Development—Research and development expenses consist primarily of compensation related expenses incurred for the development of, enhancements to, and maintenance and operation of the Company’s technology and related infrastructures.
Internal Software Development Costs—Costs incurred during the preliminary project stage for software programs are expensed as incurred. External and internal costs incurred during the application development stage of new software development as well as for upgrades and enhancements for software programs that result in additional functionality are capitalized. In 2011 the Company did not incur significant external or internal costs related to the application development stage. In 2012 and 2013, the Company incurred $778 and $2,987 of combined internal and external costs related to the application development stage. Internal and external training and maintenance costs are expensed as incurred.
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

Earnings (Loss) Per Share—Basic earnings (loss) per share, or EPS, is calculated in accordance with FASB ASC Topic 260, Earnings per Share, and is calculated using the weighted average number of common shares outstanding during each period. Contingently issuable or repurchasable shares are not used in the calculation of basic earnings (loss) per share until the contingency is resolved.
Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, convertible preferred stock and options are considered to be potential common shares and are only included in the calculation of diluted earnings (loss) per share when their effect is dilutive.
The shares used to compute basic and diluted net income (loss) per share represent the weighted-average common shares outstanding. The Company's preferred stockholders had the right to participate with common stockholders in dividends and unallocated income. Net losses were not allocated to the preferred stockholders. Therefore, when applicable. basic and diluted EPS were computed using the two-class method, under which the Company's undistributed earnings are allocated amongst the common and preferred stockholders.
Stock-Based Compensation—The Company records compensation costs related to stock-based awards in accordance with FASB ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized ratably over the requisite service period of the award. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates prevesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest. See Note 10, Stock-based Compensation, for additional information on stock-based compensation.
Income Taxes—Deferred income tax assets and liabilities are determined based on temporary differences between the financial statement and income tax bases of assets and liabilities and net operating loss ("NOL") and credit carryforwards using enacted income tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established to the extent necessary to reduce deferred income tax assets to amounts that more likely than not will be realized.
The Company accounts for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2013, there was no accrued interest or penalties related to uncertain tax positions.
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
Fair Value of Financial Instruments—The carrying amounts of the Company’s capital leases and bank financing approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at December 31, 2012 and 2013.
Investments and Fair Value Measurements—In July 2013, the Company made a $1,000 investment (in the form of a convertible promissory note) in a privately held Delaware corporation called Blazer and Flip Flops, Inc., or B&FF (doing business as The Experience Engine). B&FF is a professional services company whose principals have experience integrating its customers’ systems with their customers’ devices, including smartphones and tablets.
The investment in B&FF is considered an available-for-sale security and is reported on the Company’s consolidated balance sheet as a convertible promissory note.
The provisions of ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring the fair value in accounting principles generally accepted in the U.S. and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:
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
The Company classifies its investment in B&FF within Level 3 because it is valued using unobservable inputs and at December 31, 2013 the estimated fair value is equal to the purchase price of $1,000.
Acquisitions—In January 2012, the Company acquired the assets of Carbyn, Inc., or Carbyn, an Ontario, Canada-based company. The assets acquired are principally comprised of mobile device software and technology and other intellectual property, which the Company expects to enhance its efforts in the development of next generation web applications for mobile devices. The aggregate purchase price was $1,100 for the acquired assets, of which $600 was paid upon consummation of the acquisition and the remaining $500 was paid in April 2013. In addition, the Company hired seven employees from Carbyn who accepted employment with Synacor Canada, Inc., a wholly-owned subsidiary of the Company. The acquisition and its impact on the balance sheet and results of operations are not material. The purchase price was allocated to the assets acquired based on their respective fair values as of the acquisition date, with the amount exceeding the fair value recorded as goodwill of $819, which is expected to be deductible for tax purposes.
In November 2013, the Company acquired the assets of Teknision, Inc., or Teknision, an Ontario, Canada-based company. Teknision has created a development framework that accelerates the production of home screen and other Android applications. The Company expects to leverage the framework to enable a range of customer applications for Android devices. The Company also expects to enhance its presence in mobile and provide a platform for custom Android launchers and intelligent home screens for wireless carriers and consumer electronics companies. The aggregate purchase price is up to $1,005 for the acquired assets, of which $510 was paid upon consummation of the acquisition and the remaining $495 is due in May 2015 unless such amount is offset in satisfaction of certain indemnification obligations of Teknision. In addition, the Company hired eleven employees from Teknision who accepted employment with Synacor Canada, Inc. The acquisition and its impact on the consolidated financial statements are not material. The purchase price was allocated to the assets acquired based on their respective fair values as of the acquisition date, with the amount exceeding the fair value recorded as goodwill of $746, which is expected to be deductible for tax purposes.
Subsequent Events—The Company reviewed and evaluated subsequent events through the issuance of the date of the Company's consolidated financial statements.

2. PROPERTY AND EQUIPMENT—NET
As of December 31, property and equipment, net consisted of the following (in thousands):

	2012	2013
Computer equipment (1)	$17,630	$19,361
Computer software	3,715	4,625
Furniture and fixtures	1,050	1,634
Leasehold improvements	732	1,044
Work in process (primarily software development costs)	226	3,893
Other	173	173
	23,526	30,730
Less accumulated depreciation (2)	(12,483)	(16,645)
Total property and equipment—net	$11,043	$14,085
Notes:

(1)	Includes equipment under capital lease obligations of approximately $5,882 and $5,289 as of December 31, 2012 and 2013, respectively.

(2)	Includes $1,834 and $2,053 of accumulated depreciation of equipment under capital leases as of December 31, 2012 and 2013, respectively.
3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
As of December 31, accrued expenses and other current liabilities consisted of the following (in thousands):

	2012	2013
Accrued compensation	$4,265	$2,787
Accrued content fees	555	580
Accrued business acquisition consideration	500	—
Unearned revenue on contracts	297	247
Other	1,711	1,563
Total	$7,328	$5,177
4. BANK FINANCING
In September 2013, the Company entered into a new Loan and Security Agreement, or Loan Agreement, with Silicon Valley Bank, or Lender.  The Loan Agreement provides for a $10.0 million secured revolving line of credit with a stated maturity of September 27, 2015.  The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of December 31, 2013, due to the operation of the borrowing formula, $7.5 million was available under the revolving credit line, with no outstanding borrowings.
Borrowings under the Loan Agreement bear interest, at the Company’s election, at an annual rate of either 0.50% above the “prime rate” as published in The Wall Street Journal or LIBOR for the relevant period plus 3.00%.  For LIBOR advances, interest is payable (i) on the last day of a LIBOR interest period or (ii) on the last day of each calendar quarter.  For prime rate advances, interest is payable (a) on the first day of each month and (b) on each date a prime rate advance is converted into a LIBOR advance.
The Company paid a commitment fee of $50 upon the closing of the facility, and must pay quarterly, in arrears, an unused facility fee of 0.50% per annum of the average unused portion of the facility (as determined by the Lender).  Additionally, if the Company terminates the facility prior to the first anniversary of the closing date, the Company must pay the Lender a termination fee of $100 unless the facility is replaced with a new facility from the Lender.
The Company’s obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property.  The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments.  Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance.  The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders.  As of December 31, 2013, the Company was in compliance with the covenants.
5. INCOME TAXES

Income (loss) from continuing operations before income taxes included income from domestic operations of $3,917, $5,494, and $(1,120) for the years ended December 31, 2011, 2012, and 2013, and income from foreign operations of $0, $85, and $180 for the years ended December 31, 2011, 2012, and 2013.
The (benefit) provision for income taxes for the years ended December 31, 2011, 2012, and 2013, comprised the following (in thousands):

	2011	2012	2013
Current:
United States Federal	$47	$151	$16
State	7	20	22
Foreign	14	36	71
Total current provision for income taxes	68	207	109
Deferred:
United States Federal	1,954	1,022	(119)
State	373	535	(97)
Foreign	40	—	(27)
Total deferred provision (benefit) for income taxes	2,367	1,557	(243)
Less decrease in valuation allowance	(8,450)	—	—
Net deferred (benefit) provision for income taxes	(6,083)	1,557	(243)
Total (benefit) provision for income taxes	$(6,015)	$1,764	$(134)

The income tax effects of significant temporary differences and carryforwards that give rise to deferred income tax assets and liabilities as of December 31, 2012 and 2013 are as follows (in thousands):

	2012	2013
Deferred income tax assets:
Stock and other compensation expense	$835	$1,516
Net operating losses	2,763	2,255
Research and development credits	1,676	1,676
Other federal and state carryforwards	375	414
Other	71	15
Gross deferred tax assets	5,720	5,876
Deferred income tax liabilities:
Fixed assets	(566)	(469)
Other	(1)	(11)
Gross deferred tax liabilities	(567)	(480)
Subtotal	5,153	5,396
Less unrecognized tax benefit liability related to deferred items	(627)	(627)
Net deferred tax assets	$4,526	$4,769

Recorded as:
Current deferred tax assets	$1,999	$314
Non-current deferred tax assets	2,527	4,455
Net deferred tax assets	$4,526	$4,769
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2011	2012	2013
Balance—beginning of year	$244	$26	$627
Additions for tax positions of prior years	—	601	—
Reductions for tax positions of prior years	(218)	—	—
Balance—end of year	$26	$627	$627
The tax position at the end of 2011 was primarily related to changes in tax depreciation methods related to fixed assets placed in service in prior years. The tax positions at the end of 2012 and 2013 were primarily related to research and development carryforwards.
If the $627 of unrecognized tax benefits as of December 31, 2013 were recognized, approximately $614 would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred tax assets on which an unrecognized tax benefit liability is placed. The Company does not expect any material changes to its unrecognized tax benefits within the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012 and 2013, penalties and interest were immaterial.

The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. states and foreign jurisdictions. The tax years 2003 to 2012 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. The Company is currently not under examination in any major taxing jurisdictions.

The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries, as such earnings are to be reinvested offshore indefinitely. The income tax liability would be insignificant if these earnings were to be repatriated.
Income tax (benefit) expense for the years ended December 2011, 2012, and 2013, differs from the expected income tax (benefit) expense calculated using the statutory U.S. Federal income tax rate as follows (dollars in thousands):

	2011		2012		2013
Federal income tax (benefit) expense at statutory rate	$1,332	34%	$1,895	34%	$(320)	(34)%
State and local taxes—net of federal benefit	251	6	310	6	(75)	(8)
Foreign taxes	54	1	14	—	(3)	—
Expiration of or changes to federal and state NOLs	(42)	(1)	446	8	—	—
Federal research and development credit	—	—	(1,676)	(30)	—	—
Valuation allowance	(7,959)	(203)	—	—	—	—
Permanent differences	349	9	291	5	264	28
Uncertain tax position current activity	—	—	586	11	—	—
Other	—	—	(102)	(2)	—	—
Total	$(6,015)	(154)%	$1,764	32%	$(134)	(14)%
The Company had federal and state NOL carryforwards of approximately $5,800 and $5,200, respectively, at December 31, 2013. In addition, the Company has approximately $1,900 of NOL carryforwards created by windfall tax benefits relating to stock compensation for which no deferred tax assets have been recorded in accordance with the rules under FASB Statement 123(R). The NOLs will begin to expire in 2027. The Company has weighed the positive and negative evidence and determined that it will more likely than not be able to generate sufficient taxable income in the future to be able to utilize the entire NOL in future periods, and therefore, a valuation allowance is not recorded against the net deferred tax assets as of December 31, 2013.
On September 13, 2013, the US Treasury and IRS issued final Tangible Property Regulations (“TPR”) under IRC Section 162 and IRC Section 263(a). The regulations are not effective until tax years beginning on or after January 1, 2014; however, certain portions may require an accounting method change on a retroactive basis, thus requiring a IRC Section 481(a) adjustment related to fixed and real asset deferred taxes. The accounting rules under ASC 740 treat the release of the regulations as a change in tax law as of the date of issuance and require the Company to determine whether there will be an impact on its financial statements for the year ended December 31, 2013. Any such impact of the final tangible property regulations would affect temporary deferred taxes only and result in a balance sheet reclassification between current and deferred taxes. The Company will continue to monitor the impact of any future changes to the TPR on the Company prospectively.
6. INFORMATION ABOUT SEGMENT AND GEOGRAPHIC AREAS
Operating segments are components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a total Company basis, accompanied by information about revenue by major service line for purposes of allocating resources and evaluating financial performance. Profitability measures by service line are not routinely prepared or used. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the Company level. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure.
The following table sets forth revenue and long-lived tangible assets by geographic area (in thousands):

	Years Ended December 31,
	2011	2012	2013
Revenue:
United States	$90,062	$121,306	$111,122
United Kingdom	998	675	685
Total revenue	$91,060	$121,981	$111,807

	Years Ended December 31,
	2012	2013
Long-lived tangible assets:
United States	$10,638	$13,825
Netherlands	405	260
Total long-lived tangible assets	$11,043	$14,085
7. COMMITMENTS AND CONTINGENCIES
Lease Commitments—The Company leases office space and data center space under operating lease agreements and certain equipment under capital lease agreements with interest rates ranging from 3% to 7%.
Rent expense for operating leases was approximately $1,099, $1,529, and $1,692 for 2011, 2012, and 2013, respectively.
Lease commitments as of December 31, 2013 can be summarized as follows (in thousands):

Years Ending December 31	Operating Lease Commitments
2014	$1,478
2015	988
2016	348
2017	191
2018 and thereafter	318
Total lease commitments	$3,323

Years Ending December 31	Capital Lease Commitments
2014	$2,038
2015	531
2016 and thereafter	390
Gross lease commitment	2,959
Less interest	(128)
Net lease commitments	$2,831
Contract Commitments—The Company is obligated to make payments under various contracts with vendors and other business partners, principally for revenue-share and content arrangements. Contract commitments as of December 31, 2013 can be summarized as follows (in thousands):

Years Ending December 31	Contract Commitments
2014	$4,610
2015	1,630
2016	1,080
2017	360
2018 and thereafter	—
Total contract commitments	$7,680
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

Conversion— Prior to the Company's initial public offering, each share of Series A, A-1, B, and C preferred stock was convertible at the option of the holder at any time into common stock. The conversion rate was the quotient obtained by dividing the original issue price of the Series A, A-1, B, or C by the conversion price. Subsequent to the Second Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation, the conversion price was adjusted to effect a conversion of one preferred share into one and one-half common shares, as explained in Note 1, The Company and Summary of Significant Accounting Policies. The conversion price was subject to adjustment as set forth in the restated certificate of incorporation for certain dilutive issuances, splits, and combinations, as therein defined. Conversion was automatic upon either the consent of the holders of 66% of the outstanding shares of preferred stock or the effective date of a firm commitment underwritten public offering of the Company's common stock in which the post-offering valuation on a fully diluted basis was at least $150 million and the proceeds were not less than $25 million. All shares of the Company's outstanding preferred stock were converted into common stock in February 2012 in connection with the Company's initial public offering.
9. INVESTMENT IN EQUITY INTEREST
In March 2013, the Company entered into a Joint Venture Agreement, pursuant to which it owns 50% of the outstanding common stock and 100% of the preferred shares of Synacor China, Ltd., or the JV Company. In July 2013 the Company provided $400 in initial funding and $526 in additional funding in December 2013. The Company has agreed to provide up to $1.1 million in additional funding to the JV Company over the following two years. The JV Company will, through its wholly foreign-owned subsidiary in the People's Republic of China (the “PRC”), supply authentication and aggregation solutions for the delivery of online content and services to customers in the PRC.
The investment in the JV Company is being accounted for using the equity method and is classified as an investment in equity interest on the Company’s 2013 consolidated balance sheet. The Company records its share of the results of the JV Company within earnings in equity interest. Because the Company provided nearly all of the capital to form the JV Company, the Company has recorded 100% of the losses incurred by the JV Company within earnings in equity interest in its 2013 consolidated statement of operations. Since acquiring its interest in the JV Company during 2013, the Company has recorded, in retained earnings, cumulative losses in equity interest of $561.
The following tables present summarized financial information for the JV Company:

Year Ended December 31,
2013
Revenue	$—
Loss from operations	(561)
Net loss	$(561)

As of December 31,
2013
Total assets	$442
Total liabilities	$77

10. STOCK-BASED COMPENSATION
The Company recorded $920, $1,999 and $2,561 of stock-based compensation expense for the years ended December 31, 2011, 2012, and 2013, respectively. No income tax deduction is allowed for incentive stock options ("ISOs"). Accordingly, no deferred income tax asset is recorded for the potential tax deduction related to these options. Expense related to stock option grants of non-qualified stock options ("NSOs") result in a temporary difference, which gives rise to a deferred tax asset.
Total stock-based compensation expense included in the accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2011, 2012, and 2013, is as follows (in thousands):

	2011	2012	2013
Research and development	$295	$523	$1,184
Sales and marketing	203	404	348
General and administrative	422	1,072	1,029
Total stock-based compensation expense	$920	$1,999	$2,561
Equity Incentive Plans— The Company has four stock option plans (the 2000 Stock Plan, the 2006 Stock Plan, the 2012 Equity Incentive Plan, and the Special Purpose Recruitment Plan), which authorize the Company to grant up to 8,170,359 stock options (ISOs and NSOs), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and performance cash awards. The ISOs and NSOs will be granted at a price per share not less than the fair value of the Company's common stock at the date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining 75% vesting monthly thereafter. Options granted generally are exercisable up to 10 years. The Company began granting RSUs in December 2012, which generally vest over a four year period with 25% vesting at the end of one year and the remaining 75% vesting quarterly thereafter.
Special Purpose Recruitment Plan — During 2013 our shareholders approved the Special Purpose Recruitment Plan from which equity compensation awards are granted to newly-hired employees. One million shares of common stock are reserved for issuance under this plan.
Stock Option Activity—A summary of stock option activity for the year ended December 31, 2013 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding—January 1, 2013	4,510,807	$4.06
Granted	1,622,750	3.31
Exercised	(166,933)	1.23
Forfeited	(196,456)	6.28
Outstanding—December 31, 2013	5,770,168	3.85	$986	7.36
Expected to vest—December 31, 2013	5,314,102	3.77	$985	7.24
Vested and exercisable—December 31, 2013	2,729,728	3.24	$980	5.76

Aggregate intrinsic value represents the difference between the Company's closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company's closing stock price as reported on the NASDAQ as of December 31, 2013 was $2.45. The total intrinsic value of options exercised was approximately $6,461, $7,622 and $194 for the years ended December 31, 2011, 2012, and 2013, respectively. The weighted-average grant date fair value of options granted was $1.89, $3.97 and $1.86 and for the years ended December 31, 2011, 2012, and 2013, respectively.
As of December 31, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options was approximately $6,123 which is expected to be recognized over a weighted-average period of 2.71 years.

The following table summarizes information about outstanding and vested stock options as of December 31, 2013:

Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Options Outstanding	Number of Options Vested and Exercisable
$0.04	0.40	30,000	30,000
0.20	1.14	189,780	189,780
0.93	3.29	57,387	57,387
0.93	3.12	257,162	257,162
2.40	9.05	143,311	27,631
2.47	9.85	210,000	—
2.52	3.89	556,505	556,505
2.53	9.96	57,500	—
2.58	5.00	48,069	48,069
2.68	6.57	124,782	92,575
2.69	9.72	101,500	—
2.88	7.16	502,314	326,776
3.12	9.20	45,000	—
3.23	9.47	43,000	—
3.25	9.57	47,500	—
3.32	7.63	997,791	583,084
3.68	9.38	926,750	8,437
3.70	7.85	83,802	46,579
5.55	9.13	27,500	—
5.82	8.97	136,500	31,213
5.96	8.00	418,500	203,143
6.71	8.80	17,500	4,933
7.10	8.29	434,728	161,337
7.61	8.75	206,750	63,842
11.14	8.40	56,187	22,975
15.00	8.55	12,250	4,082
15.45	8.55	38,100	14,218
		5,770,168	2,729,728

RSU Activity—A summary of RSU activity for the year ended December 31, 2013 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested—January 1, 2013	50,000	5.82
Granted	7,500	$3.68
Released	(12,500)	5.82
Forfeited	—	—
Unvested—December 31, 2013	45,000	$5.46
Expected to vest —December 31, 2013	38,250	$5.46

As of December 31, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $211, which is expected to be recognized over the next 2.97 years.

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
The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	2011	2012	2013
Volatility	51%	58%	59%
Expected dividend yield	—	—	—
Risk-free rate	1.6%	1.4%	1.4%
Expected term (in years)	6.25	6.25	6.25
11. NET INCOME (LOSS) PER COMMON SHARE DATA
Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the exercise of stock options, and to a lesser extent, shares issuable upon the release of RSUs. In addition, for the year ended December 31, 2012, the potential common shares included the conversion of preferred stock on an as if converted basis prior to the Company's initial public offering in February 2012. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method. The Company considered its preferred stock to be participating securities and, in accordance with the two-class method, earnings allocated to preferred stock and the related number of outstanding shares of preferred stock were excluded from the computation of basic and diluted net income (loss) per common share.

The following table presents the calculation of basic and diluted net income (loss) per share for the years ended December 31, 2011, 2012, and 2013 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2011	2012	2013
Net income (loss)	$9,932	$3,815	$(1,367)
Less: Undistributed earnings allocated to preferred stockholders	(8,583)	—	—
Net income (loss) attributable to common stockholders	$1,349	$3,815	$(1,367)
Weighted-average common shares used to compute net income (loss) per share attributable to common stockholders	2,303,443	24,411,194	27,306,882
Basic net income (loss) per share	$0.59	$0.16	$(0.05)
Diluted net income (loss) per share:
Net income (loss)	$1,349	$3,815	$(1,367)
Add: Undistributed earnings allocated to preferred stockholders	8,583	—	—
Net income (loss) attributable to common stockholders	$9,932	$3,815	$(1,367)
Number of shares used in basic calculation	2,303,443	24,411,194	27,306,882
Weighted-average effect of dilutive securities:
Add:
Conversion of preferred stock (as if converted basis)	17,395,136	1,948,635	—
Stock options and RSUs (1)	2,275,824	1,737,484	—
Number of shares used in diluted calculation (1)	21,974,403	28,097,313	27,306,882
Diluted net (loss) income per share attributable to common stockholders	$0.45	$0.14	$(0.05)
Note:

(1)
Stock options and RSUs are not included in the calculation of diluted net loss per share for the year ended December 31, 2013 because the Company had a net loss for that year. Accordingly, the inclusion of these equity awards would have had an antidilutive effect on the calculation of diluted loss per share.

The following equivalent shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been antidilutive for the periods presented:

	Year Ended December 31,
	2011	2012	2013
Antidilutive Equity Awards:
Stock options	367,250	137,850	3,356,358
Total	367,250	137,850	3,356,358

12. EMPLOYEE BENEFIT PLAN
The Company sponsors a 401(k) profit sharing plan that covers substantially all employees. Under the plan, eligible employees are permitted to contribute a portion of gross compensation not to exceed standard limitations provided by the Internal Revenue Service. The Company maintains the right to match employee contributions; however, no matching contributions were made during the years ended December 31, 2011, 2012, or 2013.
******