Form 10-K/A
period 2013-12-31
Synacor, Inc.
filed 2014-04-01
CIK 1408278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K/A
(Amendment No. 1)
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
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends and restates the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 26, 2014 (the “Original Filing”). Synacor, Inc. (the “Company”) is filing this Amendment solely to (i) amend Part II, Item 5 of the Original Filing because the Stock Performance Graph, due to technical difficulties, did not render correctly in the Original Filing, and (ii) correct a typographical error that appeared in Exhibit 32.1 to the Original Filing. We have also updated the signature page and the certifications in Exhibits 31.1, 31.2 and 32.1.
Other than as described above, this Amendment does not amend, modify or otherwise update any other information in the Original Filing; this Amendment restates in its entirety the Original Filing for the convenience of the reader. This Amendment does not reflect events occurring after the filing of the Original Filing and continues to speak as of the original filing date of the Original Filing.
Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed or furnished herewith, as applicable.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNACOR, INC.
Date: March 31, 2014	/s/ Ronald N. Frankel
Ronald N. Frankel
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RONALD N. FRANKEL	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2014
Ronald N. Frankel

/S/ WILLIAM J. STUART	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2014
William J. Stuart

*	Director	March 31, 2014
Marwan Fawaz

*	Director	March 31, 2014
Gary L. Ginsberg

*	Director	March 31, 2014
Andrew Kau

*	Director	March 31, 2014
Jordan Levy

*	Director	March 31, 2014
Michael J. Montgomery

*By	/s/ Ronald N. Frankel
Ronald N. Frankel
Attorney-in-Fact

EXHIBITS
The following exhibits are incorporated by reference herein or filed here within:

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number
3.1	Fifth Amended and Restated Certificate of Incorporation	S-1/A	333-178049	1/30/2012	3.2
3.2	Amended and Restated Bylaws	S-1/A	333-178049	1/30/2012	3.4
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and certain key employees	S-1	333-178049	11/18/2011	10.1
10.2.1*	2000 Stock Plan	S-1	333-178049	11/18/2011	10.2.1
10.2.2*	Amendment to 2000 Stock Plan, adopted September 30, 2004	S-1	333-178049	11/18/2011	10.2.2
10.2.3*	Amendment to 2000 Stock Plan, adopted June 9, 2006	S-1	333-178049	11/18/2011	10.2.3
10.2.4*	Amendment to 2000 Stock Plan, adopted October 19, 2006	S-1	333-178049	11/18/2011	10.2.4
10.2.5*	Amendment to 2000 Stock Plan, adopted July 31, 2008	S-1	333-178049	11/18/2011	10.2.5
10.2.6*	Form of Stock Option Agreement under 2000 Stock Plan	S-1/A	333-178049	1/30/2012	10.2.6
10.2.7*	Stock Option Agreement under 2000 Stock Plan with Ronald N. Frankel	S-1/A	333-178049	1/30/2012	10.2.7
10.3.1*	2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.1
10.3.2*	Amendment No. 1 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.2
10.3.3*	Amendment No. 2 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.3
10.3.4*	Amendment No. 3 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.4
10.3.5*	Amendment No. 4 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.5
10.3.6*	Amendment No. 5 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.6
10.3.7*	Amendment No. 6 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.7
10.3.8*	Amendment No. 7 to 2006 Stock Plan	S-1/A	333-178049	1/18/2012	10.3.8
10.3.9*	Form of Stock Option Agreement under 2006 Stock Plan with Jordan Levy	S-1/A	333-178049	1/30/2012	10.3.9

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number
10.3.10*	Stock Option Agreement under 2006 Stock Plan with Ronald N. Frankel	S-1/A	333-178049	1/30/2012	10.3.10
10.3.11*	Form of Stock Option Agreement with Ronald N. Frankel under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.11
10.3.12*	Form of Stock Option Agreement with George G. Chamoun under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.12
10.3.13*	Form of Stock Option Agreement with Scott A. Bailey under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.13
10.3.14*	Form of Director Stock Option Agreement under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.14
10.3.15*	Form of Director Stock Option Agreement under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.15
10.4.1*	2012 Equity Incentive Plan	S-1/A	333-178049	1/18/2012	10.4

10.4.2*	Form of Stock Option Agreement under 2012 Equity Incentive Plan	S-1/A	333-178049	1/30/2012	10.4.2
10.4.3*	Form of Stock Unit Agreement under 2012 Equity Incentive Plan	S-1/A	333-178049	1/30/2012	10.4.3
10.4.4*	Form of Stock Option Agreement with Ronald N. Frankel under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.4
10.4.5*	Form of Early Exercise Stock Option Agreement under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.5
10.4.6*	Form of Option Agreement with Scott A. Bailey and George G. Chamoun under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.6
10.4.7*	Form of Option Agreement with William J. Stuart under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.7
10.5.1*	Letter Agreement dated July 31, 2007 with Ronald N. Frankel	S-1	333-178049	11/18/2011	10.5.1
10.5.2*	Severance Agreement with Ronald N. Frankel	S-1/A	333-178049	12/23/2011	10.5.2
10.5.3*	Letter Agreement dated September 10, 2013 with Ronald N. Frankel					X^
10.5.4*	Amendment to Severance Agreement dated September 10, 2013 with Ronald N. Frankel					X^
10.6.1*	Letter Agreement dated October 15, 2010 with Scott A. Bailey	S-1	333-178049	11/18/2011	10.6
10.6.2*	Letter agreement between Scott A. Bailey and Synacor, Inc. dated as of June 25, 2013	10-Q	001-33843	8/13/2013	10.6
10.6.3*	Severance Agreement with Scott A. Bailey					X^
10.6.4*	Letter Agreement dated July 24, 2013 with Scott A. Bailey					X^
10.7.1*	Employment and Noncompetition Agreement dated December 22, 2000 between George G. Chamoun and CKMP, Inc.	S-1	333-178049	11/18/2011	10.7.1
10.7.2*	Severance Agreement with George G. Chamoun	S-1/A	333-178049	12/23/2011	10.7.2
10.7.3*	Letter Agreement dated March 26, 2014 with George G. Chamoun					X^
10.7.4*	Amendment to Severance Agreement dated March 26, 2014 with George G. Chamoun					X^
10.8.1*	Letter Agreement dated August 3, 2011 with William J. Stuart	S-1	333-178049	11/18/2011	10.8
10.8.2*	Severance Agreement with William J. Stuart					X^
10.8.3*	Letter Agreement dated August 26, 2013 with William J. Stuart					X^
10.9.1†	Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated as of April 1, 2010	S-1/A	333-178049	2/1/2012	10.9.1
10.9.2†	Amendment #1 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated as of October 1, 2010	S-1/A	333-178049	1/13/2012	10.9.2
10.9.3†	Amendment #2 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated as of May 25, 2011	S-1/A	333-178049	1/13/2012	10.9.3

Exhibit No.	Description	Incorporated by Reference	Filed Herewith

Form	File No.	Date of Filing	Exhibit Number
10.9.4†	Amendment #3 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated as of December 9, 2011	S-1/A	333-178049	1/13/2012	10.9.4
10.9.5	Letter agreement between Charter Communications Operating, LLC and Synacor, Inc. dated as of March 28, 2013	10-Q	001-33843	5/14/2013	10.1
10.9.6†	Amendment #4 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated April 1, 2013	10-Q	001-33843	8/13/2013	10.2
10.10.1†	Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated as of January 1, 2012	10-Q	001-33843	11/14/2012	10.1.1
10.10.2†	Amendment #1 to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated as of July 1, 2012	10-Q	001-33843	11/14/2012	10.1.2
10.10.3†	Amendment #2 to Master Services Agreement between Qwest Corporation and Synacor, Inc. dated as of August 23, 2012	10-Q	001-33843	11/14/2012	10.1.3
10.11*	2007 Management Cash Incentive Plan	10-Q	001-33843	5/15/2012	10.1
10.12.1†	Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated as of July 1, 2010	S-1/A	333-178049	2/1/2012	10.12
10.12.2†	Amendment #1 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated December 1, 2011	10-Q	001-33843	11/14/2013	10.2.1
10.12.3†	Amendment #2 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 4, 2013	10-Q	001-33843	11/14/2013	10.2.2
10.12.4†	Amendment #3 to Master Services and Liking Agreement between Toshiba America Information Systems, Inc and Synacor, Inc. dated September 4, 2013	10-Q	001-33843	11/14/2013	10.2.3
10.12.5	Amendment #4 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 4, 2013	10-Q	001-33843	11/14/2013	10.2.4
10.12.6†	Statement of Work #1 governed by Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 24, 2013	10-Q	001-33843	11/14/2013	10.2.5
10.13.1†	Google Services Agreement between Google Inc. and Synacor, Inc. dated as of March 1, 2011	S-1/A	333-178049	2/1/2012	10.13.1
10.13.2†	Amendment Number One to Google Services Agreement between Google Inc. and Synacor, Inc. dated as of July 1, 2011	S-1/A	333-178049	12/29/2011	10.13.2
10.13.3†	Amendment Number Two to Google Services Agreement between Google Inc. and Synacor, Inc. dated as of May 1, 2012	10-Q	001-33843	8/13/2013	10.1.1

10.13.4†	Amendment Number Three to Google Services Agreement between Google Inc. and Synacor, Inc. dated May 1, 2013	10-Q	001-33843	8/13/2013	10.1.2
10.14.1	Sublease dated March 3, 2006 between Ludlow Technical Products Corporation and Synacor, Inc.	S-1	333-178049	11/18/2011	10.14.1
10.14.2	First Amendment to Sublease dated as of September 25, 2006	S-1	333-178049	11/18/2011	10.14.2
10.14.3	Second Amendment to Sublease dated as of February 27, 2007	S-1	333-178049	11/18/2011	10.14.3
10.15.1*	Letter Agreement dated March 1, 2008 with Jordan Levy	S-1/A	333-178049	1/30/2012	10.15.1
10.15.2*	Letter Agreement dated June 23, 2009 with Jordan Levy	S-1/A	333-178049	1/30/2012	10.15.2
10.15.3*	Letter Agreement dated March 1, 2008 with Ronald N. Frankel	S-1/A	333-178049	1/30/2012	10.15.3
10.15.4*	Letter Agreement dated June 23, 2009 with Ronald N. Frankel	S-1/A	333-178049	1/30/2012	10.15.4
10.15.5*	Letter Agreement dated March 1, 2008 with George G. Chamoun	S-1/A	333-178049	1/30/2012	10.15.5

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number
10.15.6*	Letter Agreement dated June 23, 2009 with George G. Chamoun	S-1/A	333-178049	1/30/2012	10.15.6
10.16*	Form of Common Stock Repurchase Agreement	S-1/A	333-178049	1/30/2012	10.16
10.17.1†	Master Services Agreement between Verizon Corporate Services Group Inc. and Synacor, Inc. dated as of July 25, 2011	10-K	001-33843	3/26/2013	10.17.1
10.17.2†	Amendment #1 to Master Services Agreement between Verizon Corporate Services Group Inc. and Synacor, Inc. dated as of December 20, 2012	10-K	001-33843	3/26/2013	10.17.2
10.17.3†	Amendment #2 to Master Services Agreement between Verizon Corporate Services Group, Inc. and Synacor, Inc. dated as of April 1, 2013	10-Q	001-33843	8/13/2013	10.3
10.18.1†	Joint Venture Agreement between Maxit Technology Incorporate, Synacor China, Ltd. and Synacor, Inc. dated as of March 11, 2013	10-Q	001-33843	5/14/2013	10.2.1
10.18.2†	Shareholders Agreement between Maxit Technology Incorporated, Synacor China, Ltd. and Synacor, Inc. dated as of March 11, 2013	10-Q	001-33843	5/14/2013	10.2.2
10.18.3#	Amendment to the Joint Venture Agreement dated as of December 6, 2013					X^
10.19.1*	Special Purpose Recruitment Plan	Schedule 14A	001-33843	4/5/2013	App. A

10.19.2*	Form of Stock Option Agreement (Early Exercise) under Special Purpose Recruitment Plan	10-Q	001-33843	8/13/2013	10.5
10.20	Loan and Security Agreement between Silicon Valley Bank and Synacor, Inc. dated September 27, 2013	10-Q	001-33843	11/14/2013	10.1
21.1	List of subsidiaries					X^
23	Consent of Deloitte & Touche LLP					X^
24.1	Power of Attorney (contained in the signature page of this Annual Report on Form 10-K)					X^
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1‡	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS††	XBRL Instance Document					+
101.SCH††	XBRL Taxonomy Extension Schema					+
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase					+
101.LAB††	XBRL Taxonomy Extension Label Linkbase					+
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase					+
101.DEF††	XBRL Taxonomy Extension Definition Linkbase					+

Notes:

†	Confidential treatment has been granted for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.
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

*	Indicates management contract or compensatory plan or arrangement.
#	Confidential treatment requested for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.
^	Filed as an exhibit to the Original Filing.
+	Furnished as an exhibit to the Original Filing.

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