Form 10-Q
period 2014-03-31
Synacor, Inc.
filed 2014-05-15
CIK 1408278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2014, there were 27,525,685 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets—Unaudited as of December 31, 2013 and March 31, 2014	1
	Condensed Consolidated Statements of Operations—Unaudited for the Three Months Ended March 31, 2013 and 2014	2
	Condensed Consolidated Statements of Comprehensive Income (Loss)—Unaudited for the Three Months Ended March 31, 2013 and 2014	3
	Condensed Consolidated Statements of Cash Flows—Unaudited for the Three Months Ended March 31, 2013 and 2014	4
	Notes to the Condensed Consolidated Financial Statements—Unaudited as of December 31, 2013 and March 31, 2014, and for the Three Months Ended March 31, 2013 and 2014	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	24
Item 4.	Controls and Procedures	25
PART II — OTHER INFORMATION		26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
SIGNATURES		47

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNACOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED
AS OF DECEMBER 31, 2013 AND MARCH 31, 2014
(In thousands except for share and per share data)

	December 31, 2013	March 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,397	$32,960
Accounts receivable—net of allowance of $76 and $76	14,569	14,594
Deferred income taxes	314	1,022
Prepaid expenses and other current assets	1,691	2,268
Total current assets	52,971	50,844
PROPERTY AND EQUIPMENT—Net	14,085	14,389
DEFERRED INCOME TAXES, NON-CURRENT	4,455	4,455
OTHER LONG-TERM ASSETS	348	247
GOODWILL	1,565	1,565
CONVERTIBLE PROMISSORY NOTE	1,000	1,000
INVESTMENT IN EQUITY INTEREST	365	364
TOTAL ASSETS	$74,789	$72,864
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,573	$14,295
Accrued expenses and other current liabilities	5,177	4,193
Current portion of capital lease obligations	1,946	1,792
Total current liabilities	20,696	20,280
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	885	966
OTHER LONG-TERM LIABILITIES	977	779
Total liabilities	22,558	22,025
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value—100,000,000 shares authorized, 27,684,598 issued and 27,365,098 outstanding at December 31, 2013, and 100,000,000 authorized, 27,810,039 issued and 27,468,539 shares outstanding at March 31, 2014	277	278
Preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding at March 31, 2014	—	—
Treasury stock—at cost, 319,500 shares at December 31, 2013 and 341,500 shares at March 31, 2014	(569)	(625)
Additional paid-in capital	102,226	102,932
Accumulated deficit	(49,705)	(51,761)
Accumulated other comprehensive income	2	15
Total stockholders’ equity	52,231	50,839
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,789	$72,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014
(In thousands except for share and per share data)

	Three Months Ended March 31,
	2013	2014
REVENUE	$29,143	$25,248
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation shown separately below)	15,764	13,876
Research and development (exclusive of depreciation shown separately below)	6,865	7,492
Sales and marketing	2,130	2,137
General and administrative (exclusive of depreciation shown separately below)	3,144	3,099
Depreciation	1,130	1,058
Total costs and operating expenses	29,033	27,662
INCOME (LOSS) FROM OPERATIONS	110	(2,414)
OTHER (EXPENSE) INCOME	(7)	8
INTEREST EXPENSE	(58)	(88)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY INTEREST	45	(2,494)
PROVISION (BENEFIT) FOR INCOME TAXES	18	(684)
LOSS IN EQUITY INTEREST	—	(246)
NET INCOME (LOSS)	$27	$(2,056)

NET INCOME (LOSS) PER SHARE:
Basic	$0.00	$(0.07)
Diluted	$0.00	$(0.07)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME (LOSS) PER SHARE:
Basic	27,236,186	27,434,374
Diluted	28,233,297	27,434,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)—UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014
(In thousands)

	Three Months Ended March 31
	2013	2014
Net income (loss)	$27	$(2,056)
Other comprehensive income:
Change in foreign currency translation adjustment	6	13
Comprehensive income (loss)	$33	$(2,043)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014
(In thousands)

	Three Months Ended March 31,
	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$27	$(2,056)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,130	1,058
Stock-based compensation expense	562	681
Provision for deferred income taxes	12	(709)
Loss in equity interest	—	246
Change in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	1,076	(25)
Prepaid expenses and other current assets	(309)	(577)
Other long-term assets	40	101
Accounts payable	(1,427)	1,292
Accrued expenses and other current liabilities	(1,873)	(979)
Other long-term liabilities	16	(198)
Net cash used in operating activities	(746)	(1,166)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(544)	(1,519)
Investment in equity interest	—	(245)
Net cash used in investing activities	(544)	(1,764)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on capital lease obligations	(604)	(485)
Proceeds from exercise of common stock options	100	26
Purchase of treasury stock	—	(56)
Net cash used in financing activities	(504)	(515)
Effect of exchange rate changes on cash and cash equivalents	6	8
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,788)	(3,437)
CASH AND CASH EQUIVALENTS—Beginning of period	41,944	36,397
CASH AND CASH EQUIVALENTS—End of period	$40,156	$32,960
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$49	$98
Cash paid for income taxes	$46	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Property and equipment acquired under capital lease obligations	$—	$413
Accrued business acquisition consideration	$500	$—
Accrued property and equipment expenditures	$890	$149
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
AS OF DECEMBER 31, 2013 AND MARCH 31, 2014, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014
(In thousands except for share and per share data)
1. The Company and Summary of Significant Accounting Policies
Synacor, Inc., together with its consolidated subsidiary (collectively, the “Company”), is a leading provider of start experiences (startpages and homescreens), TV Everywhere, Identity Management (IDM), and various cloud-based services across multiple devices for cable, satellite, telecom and consumer electronics companies. The Company is also a leading provider of authentication and aggregation solutions enabling the delivery of personalized online content. The Company's technology allows its customers to package a wide array of personalized online content and cloud-based services with their high-speed Internet, communications, television and other digital offerings. The Company's customers offer the Company's services under their own brands on Internet-enabled devices such as PCs, tablets, smartphones and connected TVs.
Basis of Presentation — The interim unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiary. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise have the power to control, are accounted for using the equity method and are included as investments in equity interest on the condensed consolidated balance sheets. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. These interim unaudited condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any subsequent period and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Accounting Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Such estimates primarily relate to unsettled transactions and events as of the date of the consolidated financial statements. Accordingly, actual results may differ from estimated amounts.
Concentrations of Risk — As of December 31, 2013 and March 31, 2014, and for the three months ended March 31, 2013 and 2014, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable and revenue as follows:

	Accounts Receivable
	December 31, 2013	March 31, 2014
Google	47%	30%
Display Advertising Partner (1)	11%	N/A
Notes:

(1)	As of March 31, 2014, the accounts receivable of the Display Advertising Partner was less than 10%.

	Revenue
	Three Months Ended March 31,
	2013	2014
Google	54%	51%
Display Advertising Partner (1)	N/A	N/A
Notes:

(1)	For the three months ended March 31, 2013 and 2014, the revenue earned directly from the Display Advertising Partner was less than 10%.

For the three months ended March 31, 2013 and 2014, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue. The costs represent revenue share paid to customers for their supply of Internet traffic on the Company's start experiences:

	Cost of Revenue
	Three Months Ended March 31,
	2013	2014
Customer A	20%	23%
Customer B	14	15
Customer C	14	11
Customer D	11	10

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

2. Investments and Fair Value Measurements
In July 2013, the Company made a $1,000 investment (in the form of a convertible promissory note) in a privately held Delaware corporation called Blazer and Flip Flops, Inc., or B&FF (doing business as The Experience Engine). B&FF is a professional services company whose principals have experience integrating its customers' systems with their consumers' devices, including smartphones and tablets.
The investment in B&FF is considered an available-for-sale security and is reported on the Company’s condensed consolidated balance sheets as a convertible promissory note.
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
The Company classifies its investment in B&FF within Level 3 because it is valued using unobservable inputs. As of March 31, 2014, the estimated fair value is equal to the carrying amount, which was the purchase price of $1,000.
3. Property and Equipment—Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2013	March 31, 2014
Computer equipment (1)	$19,361	$19,526
Computer software	4,625	5,044
Furniture and fixtures	1,634	1,656
Leasehold improvements	1,044	1,044
Work in process (primarily software development costs)	3,893	4,646
Other	173	173
	30,730	32,089
Less accumulated depreciation (2)	(16,645)	(17,700)
Total property and equipment—net	$14,085	$14,389
Notes:

(1)	Includes equipment under capital lease obligations of approximately $5,289 and $5,702 as of December 31, 2013 and March 31, 2014, respectively.

(2)	Includes $2,053 and $2,315 of accumulated depreciation of equipment under capital leases as of December 31, 2013 and March 31, 2014, respectively.
4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2013	March 31, 2014
Accrued compensation	$2,787	$2,196
Accrued content fees	580	1,111
Unearned revenue on contracts	247	235
Other	1,563	651
Total	$5,177	$4,193
5. Information About Segment and Geographic Areas
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
The following table sets forth revenue and long-lived tangible assets by geographic area (in thousands):

	Three Months Ended March 31,
	2013	2014
Revenue
United States	$28,966	$25,078
United Kingdom	177	170
Total revenue	$29,143	$25,248

	December 31, 2013	March 31, 2014
Long-lived tangible assets
United States	$13,825	$14,129
Netherlands	260	260
Total long-lived tangible assets	$14,085	$14,389
6. Commitments and Contingencies

Contract Commitments —The Company is obligated to make payments under various contracts with vendors and other business partners, principally for revenue-share and content arrangements. Contract commitments as of March 31, 2014 are summarized as follows (in thousands):

Year ending December 31:
2014 (remaining nine months)	$3,503
2015	1,630
2016	1,080
2017	360
2018	—
Due after 5 years	—
Total contract commitments	$6,573
Litigation — From time to time, the Company is a party to legal actions. In the opinion of management, the outcome of these matters is not expected to have a material impact on the consolidated financial statements of the Company.

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
Stock Repurchases - Effective February 26, 2014 the Board of Directors approved a Stock Repurchase Program, which authorizes a repurchase of up to $5,000 worth of the Company's outstanding common stock. The Stock Repurchase Program has no expiration date, and may be suspended or discontinued at any time without notice. The Company repurchased all shares with cash resources.
The following table sets forth the shares of common stock repurchased through the program:

	Three Months Ended March 31,
	2013	2014
Shares of common stock repurchased	—	22,000
Value of common stock repurchased (In thousands)	$—	$56

8. Stock-based Compensation
The Company recorded $562 and $681 of stock-based compensation expense for the three months ended March 31, 2013 and 2014, respectively. No income tax deduction is allowed for incentive stock options, or ISOs. Accordingly, no deferred income tax asset is recorded for the potential tax deduction related to these options. Expense related to stock option grants of non-qualified stock option ("NSOs") result in a temporary difference, which gives rise to a deferred tax asset.

Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the periods presented, is as follows (in thousands):

	Three Months Ended March 31,
	2013	2014
Research and development	$261	$327
Sales and marketing	76	108
General and administrative	225	246
Total stock-based compensation expense	$562	$681
Stock Option Activity —A summary of the stock option activity for the three months ended March 31, 2014 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding—January 1, 2014	5,770,168	$3.85
Granted	127,000	2.51
Exercised	(101,501)	0.25
Forfeited	(163,459)	3.52
Outstanding—March 31, 2014	5,632,208	3.89	$761	7.27
Vested and expected to vest—March 31, 2014	5,209,298	3.83	$760	7.15
Vested and exercisable—March 31, 2014	2,812,810	3.46	$754	5.86
Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the NASDAQ as of March 31, 2014 was $2.47. The total intrinsic value of options exercised was approximately $225 for the three months ended March 31, 2014.
The weighted average fair value of options issued during the three months ended March 31, 2014 amounted to $1.41. The per-share fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Grant Date	Options Granted	Weighted- Average Exercise Price	Expected Life of Options (In years)	Risk-Free Interest Rate	Expected Volatility	Expected Dividend Yield
February 12, 2014	102,500	$2.49	6.25	2.23%	58%	—%
March 19, 2014	24,500	$2.57	6.25	2.21%	58%	—%
As of March 31, 2014, the unrecognized compensation cost related to non-vested options granted, for which vesting is probable, under the plan was approximately $5,517. This cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested was $550 for the three months ended March 31, 2014.

RSU Activity—A summary of RSU activity for the three months ended March 31, 2014, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2014	45,000	$5.46
Granted	—	—
Released	(3,125)	5.82
Forfeited	(4,000)	3.68
Unvested - March 31, 2014	37,875	$5.62
Expected to vest—March 31, 2014	32,194	$5.62
As of March 31, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $181, which is expected to be recognized over the next 2.70 years.
9. Investment in Equity Interest
In March 2013, the Company entered into a Joint Venture Agreement, pursuant to which it owns 50% of the outstanding common stock and 100% of the preferred shares of Synacor China, Ltd., or the JV Company. In July 2013 the Company provided $400 in initial funding, then $526 in additional funding as of December 31, 2013 and $245 during the three months ended March 31, 2014. The Company has agreed to provide approximately $800 in additional funding to the JV Company over the remainder of the two year period following the initial funding. The JV Company will, through its wholly foreign-owned subsidiary in the People's Republic of China (the “PRC”), supply start experiences, authentication and aggregation solutions for the delivery of online content and services to customers in the PRC.

The investment in the JV Company is being accounted for using the equity method and is classified as an investment in equity interest on the Company’s condensed consolidated balance sheets. The Company records its share of the results of the JV Company within earnings in equity interest. Because the Company provided nearly all of the capital to form the JV Company, the Company has recorded 100% of the losses incurred by the JV Company within earnings in equity interest in the condensed consolidated statements of operations. Since acquiring its interest in the JV Company in 2013, the Company has recorded, in retained earnings, cumulative losses in equity interest of $807.
The following tables represents summarized financial information of the JV Company for the three months ended March 31, 2013 and 2014, and as of December 31, 2013 and March 31, 2014:

	March 31, 2013	March 31, 2014
Revenue	$—	$—
Loss from operations	—	(246)
Net Loss	$—	$(246)

	December 31, 2013	March 31, 2014
Total Assets	$442	$458
Total Liabilities	$77	$187

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
The following table presents the calculation of basic and diluted net income (loss) per share for the three month periods ended March 31, 2013 and 2014 (in thousands, except share and per share amounts):

	Three Months Ended, March 31,
	2013	2014
Basic net income (loss) per share:
Numerator:
Net income (loss)	$27	$(2,056)
Denominator:
Weighted-average common shares outstanding	27,236,186	27,434,374

Basic net income (loss) per share	$0.00	$(0.07)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$27	$(2,056)
Denominator:
Number of shares used in basic calculation	27,236,186	27,434,374
Add weighted-average effect of dilutive securities:
Employee stock options and RSUs	997,111	—
Number of shares used in diluted calculation	28,233,297	27,434,374

Diluted net income (loss) per share	$0.00	$(0.07)
The following equivalent shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended, March 31,
	2013	2014
Antidilutive equity awards:
Stock options and RSUs	1,502,575	5,670,083
* * * * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-Q and with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operation appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Overview
We are a leading provider of start experiences (startpages and homescreens), TV Everywhere, Identity Management (IDM), and various cloud-based services across multiple devices for cable, satellite, telecom and consumer electronics companies. For these customers, we are also a leading provider of authentication and aggregation solutions enabling the delivery of personalized online content. Our technology allows our customers to package a wide array of personalized online content and cloud-based services with their high-speed Internet, communications, television and other offerings. Our customers offer our services under their own brands on Internet-enabled devices such as PCs, tablets, smartphones and connected TVs.
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
For the three months ended March 31, 2014, search and display advertising revenue was $19.9 million, a decrease of 17% compared to $24.1 million for the three months ended March 31, 2013. Over the same period, our unique visitors decreased by 3%, our search queries decreased by 27% and our advertising impressions decreased by 25%. Search revenue decreased by $2.9 million for the three months ended March 31, 2014 compared to the same period ended March 31, 2013. We believe a material portion of the decrease was due to the placement of our start experiences on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. In addition, and to a lesser extent, we believe the decrease was due to lower search activity associated with the increased usage of other devices such as tablets and smartphones generally across the consumer base. We anticipate that search activity will increase on smartphones and tablets in the future and, although our search queries are down, we believe that our continuing investment in mobile products, such as our acquisitions of Carbyn and Teknision, will allow us to compete more effectively for search activity on smartphones and tablets. Display advertising revenue decreased by $1.3 million for the three months ended March 31, 2014 compared to the same period ended March 31, 2013 as a result of pricing changes in one of our customer contracts, another customer’s implementation of more secure webmail, which affected our ability to insert display advertising on that customer’s webmail site, and operational changes in practices and policies for display advertising. We anticipate video advertising may become an increasing percentage of our advertising revenue which may also serve to increase our advertising cost per thousand impressions (referred to as cost per mille, or CPMs). We also anticipate that the signing, and launching, of new customers and our mobile product initiatives may help add new search and display advertising revenue in future years.
Our subscriber-based revenue consists of fees charged for the use of our proprietary technology and for the use of, or access to, services, such as e-mail, security, TV Everywhere, online games, music and other value added services and paid content. During the three months ended March 31, 2014, subscriber-based revenue was $5.3 million, an increase of 6% compared to $5.1 million for the three months ended March 31, 2013. This increase is primarily driven by growth in our TV Everywhere services to our customers. We believe there are opportunities to generate new sources of subscriber-based revenue, such as the introduction of new value added services, including those delivered on smartphones and tablets. We believe that the variety of value added services and the introduction of new value added services will also drive increased search and display advertising revenue.
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
For the three months ended March 31, 2014, we derived revenue from over 50 customers, with revenue attributable to four customers, CenturyLink, Inc. or CenturyLink (including revenue attributable to Qwest Communications International, Inc., or Qwest, which merged with CenturyLink in April 2011), Charter Communications Inc., or Charter, Verizon Corporate Services Group, Inc., or Verizon, and Toshiba America Information Systems, Inc., or Toshiba, together accounting for approximately 66% of our revenue for the three months ended March 31, 2014, or $16.7 million. One of these customers accounted for 20% or more of revenue in the period, and revenue attributable to each of the other three customers accounted for more than 10% in such period.
Revenue attributable to our customers includes the subscriber-based revenue earned directly from them, as well as the search and display advertising revenue generated through our relationships with our search and display advertising partners (such as Google Inc., or Google, for search advertising and advertising networks, advertising agencies and advertisers for display advertising). This revenue is attributable to our customers because it is produced from the traffic on our start experiences. These partners provide us with advertisements that we then deliver with search results and other content on our start experiences. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In the three months ended March 31, 2014, search advertising through our relationship with Google generated approximately 51% of our revenue, or $13.0 million (all of which was attributable to our customers).
The initiatives described below under “Key Initiatives” are expected to contribute to our ability to maintain and grow revenue and return to profitability via increases in advertising revenue, increases in customers and our consumer reach, and increases in availability of products across more devices. We expect the period in which we experience a return on future investments in each of these initiatives to differ. For example, more direct advertising at higher CPMs would be expected to have an immediate and direct impact on profitability while expansion into international markets may require an investment that involves a longer term return. We intend to utilize a portion of our cash and cash equivalents to improve our ability to achieve consistent profitability in the future by enhancing our technology and our systems capabilities to more efficiently support our customers, develop new products and features and report upon, analyze and manage the financial performance of the business.
Key Initiatives
We are focused on several key initiatives to drive our business:

•	add new customers, and expand our existing offerings with current cable, telecom, satellite and consumer electronics customers, in order to increase our consumer reach;

•	continue to expand our offerings of, and invest in, mobile technology and cloud-based services such as e-mail and TV Everywhere and increase the number of customers using our TV Everywhere technology;

•	extend the availability of our existing and new products and services to additional devices including tablets and smartphones;

•	enhance our direct advertising sales effort to increase the CPMs derived from advertising;

•	expand our presence into international markets; and

•	invest in and acquire new technologies and products.
Key Business Metrics
In addition to the line items in our consolidated financial statements, we regularly review a number of business metrics related to Internet traffic and search and display advertising to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe disclosing these metrics is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key business metrics, which are unaudited, for the three months ended March 31, 2013 and 2014:

	Three Months Ended March 31,
	2013	2014
Key Business Metrics:
Unique Visitors (1)	20,260,966	19,688,198
Search Queries (2)	211,644,797	153,823,577
Advertising Impressions (3)	11,483,034,070	8,586,809,481
Notes:

(1)	Reflects the number of unique visitors to our start experiences computed on an average monthly basis during the applicable period.

(2)	Reflects the total number of search queries during the applicable period.

(3)	Reflects the total number of advertising impressions during the applicable period.
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

The following table shows the revenue in each category, both in amount and as a percentage of revenue, for the three months ended March 31, 2013 and 2014:

	Three Months Ended March 31,
	2013	2014
	(in thousands)
Revenue:
Search and display advertising	$24,086	$19,908
Subscriber-based	5,057	5,340
Total revenue	$29,143	$25,248
Percentage of revenue:
Search and display advertising	83%	79%
Subscriber-based	17	21
Total revenue	100%	100%
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
Other (Expense) Income
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
For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated:

	Three Months Ended March 31,
	2013	2014
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$27	$(2,056)
Provision for income taxes	18	(684)
Interest expense	58	88
Other expense	7	(8)
Depreciation	1,130	1,058
Loss in equity interest	—	246
Stock-based compensation	562	681
Adjusted EBITDA	$1,802	$(675)

Results of Operations
The following tables set forth our results of operations for the periods presented in amount and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2013	2014
	(in thousands)
Revenue	$29,143	$25,248
Costs and operating expenses:
Cost of revenue (1)	15,764	13,876
Research and development (1)(2)	6,865	7,492
Sales and marketing (2)	2,130	2,137
General and administrative (1)(2)	3,144	3,099
Depreciation	1,130	1,058
Total costs and operating expenses	29,033	27,662
Income (loss) from operations	110	(2,414)
Other (income) expense	(7)	8
Interest expense	(58)	(88)
Income (loss) before income taxes and equity interest	45	(2,494)
Provision (benefit) for income taxes	18	(684)
Loss in equity interest	—	(246)
Net income (loss)	$27	$(2,056)
Notes:

(1)	Exclusive of depreciation shown separately.

(2)	Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2013	2014
	(in thousands)
Research and development	$261	$327
Sales and marketing	76	108
General and administrative	225	246
	$562	$681

	Three Months Ended March 31,
	2013	2014
Revenue	100%	100%
Costs and operating expenses:
Cost of revenue (1)	54	55
Research and development (1)	24	30
Sales and marketing	7	8
General and administrative (1)	11	12
Depreciation	4	4
Total costs and operating expenses	100	110
Income (loss) from operations	—	(10)
Other (income) expense	—	—
Interest expense	—	—
Income (loss) before income taxes and equity interest	—	(10)
Provision (benefit) for income taxes	—	(3)
Loss in equity interest	—	(1)
Net income (loss)	—%	(8)%
Note:

(1)	Exclusive of depreciation shown separately.
Comparison of the Three Months ended March 31, 2013 and 2014
Revenue

	Three Months Ended March 31,
	2013	2014	% Change
	(in thousands)
Revenue:
Search and display advertising	$24,086	$19,908	(17)%
Subscriber-based	5,057	5,340	6
Total revenue	$29,143	$25,248	(13)
Percentage of revenue:
Search and display advertising	83%	79%
Subscriber-based	17	21
Total revenue	100%	100%
Three months ended 2013 compared to 2014. Revenue decreased by $3.9 million, or 13%, compared to the same period in 2013. Search revenue decreased by $2.9 million. We believe a material portion of the decrease was due to the placement of our start experiences on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. In addition, and to a lesser extent, we believe the decrease was due to lower search activity associated with the increased usage of other devices such as tablets and smartphones generally across the consumer base and due to a change in the way we monetize searches through our start experiences. Display advertising revenue decreased by $1.3 million as a result of pricing changes in one of our customer contracts, another customer’s implementation of more secure webmail, which affected our ability to insert display advertising on that customer’s webmail site, and operational changes in practices and policies for display advertising. Subscriber-based revenue increased $0.3 million, or 6% compared to the same period in 2013 mainly due to growth in adoption of our TV Everywhere service by our customers.

Cost of Revenue

	Three Months Ended March 31,
	2013	2014	% Change
	(in thousands)
Cost of revenue	$15,764	$13,876	(12)%
Percentage of revenue	54%	55%
Three months ended 2013 compared to 2014. Our cost of revenue decreased by $1.9 million, or 12%, compared to 2013. The decrease in our cost of revenue was driven by a decrease in revenue-sharing costs due to decreased search and display advertising. Cost of revenue as a percentage of revenue increased slightly to 55% of revenue from 54% of revenue.

Research and Development Expenses

	Three Months Ended March 31,
	2013	2014	% Change
	(in thousands)
Research and development	$6,865	$7,492	9%
Percentage of revenue	24%	30%
Three months ended 2013 compared to 2014. Research and development expenses increased by $0.6 million, or 9%, compared to 2013. The increase was primarily due to increases in employee-related costs as a result of the increase in headcount to support new product initiatives.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2013	2014	% Change
	(in thousands)
Sales and marketing	$2,130	$2,137	—%
Percentage of revenue	7%	8%
Three months ended 2013 compared to 2014. Sales and marketing expenses remained relatively consistent increasing slightly compared to 2013.

General and Administrative Expenses

	Three Months Ended March 31,
	2013	2014	% Change
	(in thousands)
General and administrative	$3,144	$3,099	(1)%
Percentage of revenue	11%	12%
Three months ended 2013 compared to 2014. General and administrative expenses remained relatively consistent, decreasing slightly by 1% compared to 2013.

Depreciation

	Three Months Ended March 31,
	2013	2014	% Change
	(in thousands)
Depreciation	$1,130	$1,058	(6)%
Percentage of revenue	4%	4%
Three months ended 2013 compared to 2014. Depreciation decreased by $0.1 million, or 6% compared to 2013. This decrease was primarily driven by the timing of purchases of assets such as computer equipment to support our investment in new projects.
Other (expense) income

	Three Months Ended March 31,
	2013	2014	% Change
	(in thousands)
Other (expense) income	(7)	8	(214)%
Our other (expense) income consists mainly of interest income coupled with foreign currency transaction losses related to our international operations.
Interest Expense

	Three Months Ended March 31,
	2013	2014	% Change
	(in thousands)
Interest expense	$58	$88	52%
Our interest expense consists mainly of interest due on our capital lease obligations.
Provision (Benefit) for Income Taxes

	Three Months Ended March 31,
	2013	2014
	(in thousands)
Provision (benefit) for income taxes	$18	$(684)
Our income tax expense for the three months ended March 31, 2013 was nominal, whereas we recorded a benefit of $0.7 million as a result of the taxable loss we experienced during the three months ended March 31, 2014.
Loss in Equity Interest

	Three Months Ended March 31,
	2013	2014
	(in thousands)
Loss in equity interest	$—	$(246)
In 2013 we entered into a Joint Venture Agreement, pursuant to which we own 50% of the outstanding common stock and 100% of the preferred shares of Synacor China, Ltd., or the JV Company. For the three months ended March 31, 2014, we recorded our share of the losses of the JV Company of $0.2 million.
Liquidity and Capital Resources
Our primary liquidity and capital resource requirements are for financing working capital, investing in capital expenditures such as computer hardware and software, supporting research and development efforts, introducing new technology, enhancing existing technology, and marketing our services and products to new and existing customers. To the extent that existing cash and cash equivalents, cash from operations and cash from short-term borrowings are insufficient to fund our future activities, we may need to raise additional funds through public or private equity offerings or debt financings.
In September 2013, we entered into a new Loan and Security Agreement, or Loan Agreement, with Silicon Valley Bank, or Lender.  The Loan Agreement provides for a $10.0 million secured revolving line of credit with a stated maturity of September 27, 2015.  The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of March 31, 2014, due to the operation of the borrowing formula, $7.3 million was available under the revolving credit line, with no outstanding borrowings.
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
Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property.  The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments.  Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance.  The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders.  As of March 31, 2014, we were in compliance with the covenants and anticipate continuing to be so.
Under the terms of our joint venture agreement with the JV Company, we have agreed, upon the satisfaction of certain conditions, to provide approximately $0.8 million in additional funding to the JV Company over the remainder of the two year period following the initial investment through the purchase of non-voting, non-convertible Series A preferred shares of the JV Company.
As of March 31, 2014, we had approximately $33.0 million of cash and cash equivalents and money market funds. We did not have any short-term or long-term investments. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our revolving credit line, will be sufficient to meet our anticipated working capital, capital lease payment obligations, JV Company funding obligations and capital expenditure requirements for at least the next 12 months.

Cash Flows

	Three Months Ended March 31,
	2013	2014
	(in thousands)
Statements of Cash Flows Data:
Cash flows used in operating activities	$(746)	$(1,166)
Cash flows used in investing activities	(544)	(1,764)
Cash flows used in financing activities	(504)	(515)
Cash Used in Operating Activities
In the three months ended March 31, 2013, operating activities used $0.7 million of cash. The cash flow used in operating activities primarily resulted from our net income, adjusted for non-cash items, and changes in our operating assets and liabilities. We had net income of $0.0 million, which included non-cash depreciation of $1.1 million and non-cash stock-based compensation of $0.6 million. Changes in our operating assets and liabilities used $2.5 million of cash, primarily due to a decrease of our accounts payable of $1.4 million and a decrease of our accrued expenses and other current liabilities of $1.9 mill ion, partially offset by a decrease in accounts receivable of $1.1 million. The decrease in accounts payable was primarily driven by lower revenue-share payments associated with our decrease in revenue. The decrease in accrued expenses and other current liability was primarily driven by the payment of bonuses earned and expensed in 2012 and paid in 2013. The decrease in accounts receivable is primarily driven by the lower search and display advertising revenue in the three months ended March 31, 2013.
In the three months ended March 31, 2014 operating activities used $1.2 million of cash. The cash flow from operating activities primarily resulted from our net loss, adjusted for non-cash items, and changes in our operating assets and liabilities. Net loss was $2.1 million, which included non-cash depreciation of $1.1 million, non-cash stock-based compensation of $0.7 million and a non-cash loss in an equity interest of $0.2 million, offset by non-cash change in deferred income tax provision of $0.7 million. Changes in our operating assets and liabilities used $0.4 million of cash, primarily due to a net use of cash related to prepaid expenses and other assets of $0.5 million, combined with an increase of our accounts payable of $1.3 million and a decrease in our accrued expenses and other current liabilities of $1.2 million. The increase in our accounts payable was primarily driven by the timing of the receipt of invoices from our vendors. The decrease in accrued expenses and other current liabilities was primarily due to the decrease of accrued compensation costs of $0.6 million primarily relating to bonuses earned and accrued in 2013 and paid in 2014 and the timing of the receipt of vendor invoices. The increase in our prepaid and other current assets was primarily due to the increase of prepayments to vendors for components of our cost of revenue and insurance coverages in the three months ended March 31, 2014.
Cash Used in Investing Activities
Our primary investing activities have consisted of purchases of property and equipment and investments made in the JV Company. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and internal-use software development. We expect to continue to invest in property and equipment and development of software for the remainder of 2014 and thereafter.
Cash used in investing activities in the three months ended March 31, 2013 was $0.5 million and was primarily used for purchases of property and equipment specifically related to the build out of our data centers and internal-use software development.
Cash used in investing activities in the three months ended March 31, 2014 was $1.8 million, consisting of $1.5 million used for purchases of property and equipment specifically related to the build out of our data centers and internal-use software development, and $0.2 million used for an investment in an equity interest in the JV Company.
Cash Used in Financing Activities
For the three months ended March 31, 2013, net cash used in financing activities was $0.5 million primarily for repayment of $0.6 million on our capital lease obligations partially offset by proceeds of $0.1 million from the exercise of common stock options.
For the three months ended March 31, 2014, net cash used in financing activities was $0.5 million primarily for repayment of $0.5 million on our capital lease obligations. Cash used for the purchase of treasury stock and received from the exercise of common stock options were nominal.
Off-Balance Sheet Arrangements
As of March 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We rely on traffic on our start experiences to generate search and display advertising revenue, a substantial portion of which is derived from text-based links to advertisers' websites as a result of Internet searches. We have a revenue-sharing relationship with Google under which we include a Google-branded search tool on our start experiences. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 57%, 56%, and 51% of our revenue in 2011, 2012, and 2013, or $51.5 million, $68.5 million, and $57.5 million, respectively, and approximately 51% of our revenue in the three months ended March 31, 2014, or $13.0 million. Our agreement with Google was renewed in March 2014 for a three year term and expires in February 2017 unless we and Google mutually elect to renew it. Additionally, Google may terminate our agreement if we experience a change in control, if we enter into an agreement providing for a change in control, if we do not maintain certain search and display advertising revenue levels or if we fail to conform to Google's search policies and advertising policies. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of Internet traffic. Any changes in these methodologies, metrics and advertising technology platforms could decrease the advertising rates that we receive and/or the amount of revenue that we generate from display advertisements. If advertisers were to discontinue their advertising via Internet searches, if Google's revenue from search-based advertising were to decrease, if Google's share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be materially and adversely affected. Moreover, consumers' increased use of search tools other than the Google-branded search tool we provide would have similar effects.
A loss of any significant customer could negatively affect our financial performance.
We derive a substantial portion of our revenue from a small number of customers. Revenue attributable to these customers includes the subscriber-based revenue earned directly from them, as well as the search and display advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our start experiences. For example, revenue attributable to Charter, CenturyLink (including our revenue attributable to Qwest) and Toshiba together accounted for approximately 62% of our revenue for the year ended December 31, 2011, or $56.9 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other two customers accounting for more than 10% in such period. Revenue attributable to Charter, CenturyLink (including revenue attributable to Qwest), Toshiba and Verizon together accounted for approximately 73% of our revenue for the year ended December 31, 2012, or $88.4 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other three customers accounting for more than 10% in such period. Revenue attributable to Charter, CenturyLink (including revenue attributable to Qwest), Toshiba and Verizon together accounted for approximately 68% of our revenue for the year ended December 31, 2013, or $75.6 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other three customers accounting for more than 10% in such period. Revenue attributable to Charter, CenturyLink (including revenue attributable to Qwest), Toshiba and Verizon together accounted for approximately 66% of our revenue for the three months ended March 31, 2014, or $16.7 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other three customers accounting for more than 10% in such period.
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
We have incurred significant losses in each year of operation other than 2009, 2011, and 2012, including a net loss of $3.6 million in 2010 and a net loss of $1.4 million in 2013. We experienced a net loss of $2.1 million in the three months ended March 31, 2014 as compared to a net income of $0.0 million for the three months ended March 31, 2013. Our net income in 2009, 2011, and 2012 was $0.3 million, $9.9 million, and $3.8 million, respectively. Our expenses may increase in future periods as we implement initiatives designed to grow our business including, among other things, the development and marketing of new services and products, licensing of content, expansion of our infrastructure and international expansion. If our revenue does not sufficiently increase to offset these expected increases in operating expenses, we may incur significant losses and may not be profitable. Our revenue for the three months ended March 31, 2014 declined as compared to the same period in 2013. Accordingly, we may not be able to maintain profitability in the future. Any failure to maintain profitability may materially and adversely affect our business, financial condition and results of operations.
Many individuals are using devices other than personal computers and software applications other than Internet browsers to access the Internet. If users of these devices and software applications do not widely adopt the applications and other solutions we develop for them, our business could be adversely affected.
The number of people who access the Internet through devices other than PCs, including tablets, smartphones and connected TVs, has increased dramatically in the past few years and is projected to continue to increase. Similarly, individuals are increasingly accessing the Internet through apps other than Internet browsers, such as those available for download through Apple Inc.'s App Store and the Android Market. If consumers increasingly access the Internet on devices other than PCs, and if we are unable to successfully implement monetization strategies for such devices, our financial results could be negatively affected. While we are developing solutions to these alternative means of accessing the Internet, including through our acquisitions of mobile device software and technology from Carbyn in January 2012 and Teknision in November 2013, we do not currently offer our customers and their subscribers a wide variety of apps and other non-browser solutions. Additionally, as new devices and new apps are continually being released, it is difficult to predict the problems we may encounter in developing new versions of our apps and other solutions for use on these alternative devices and apps, and we may need to devote significant resources to the creation, support and maintenance of such apps and solutions. If users of these devices and apps do not widely adopt the apps and other solutions we develop, our business, financial condition and results of operations could be adversely affected.
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
Our revenue from high-speed Internet service providers, including our search and display advertising revenue generated by online consumer traffic on our start experiences, accounted for approximately 86% of our revenue in 2011, approximately 80% in 2012, approximately 83% in 2013, and approximately 85% in the three months ended March 31, 2014. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated subscriber-based and search and display advertising revenue. Under our agreements with some of our customers, including Charter, Verizon and CenturyLink, they have the right to terminate the agreement if we are acquired by one of their competitors.
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
Certain of our agreements with customers and content providers require us to make fixed payments to them. The aggregate amount of such fixed payments for the years ending December 31, 2014 (9 months remaining), 2015, 2016, and the two years thereafter are approximately $3.5 million, $1.6 million, $1.1 million, and $0.4 million, respectively. We are required to make these fixed payments regardless of the achievement of any revenue objectives or subscriber or usage levels. If we do not achieve our financial objectives, these contractual commitments would constitute a greater percentage of our revenue than originally anticipated and would adversely affect our profitability.
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
A key element to our continued growth is the ability of our customers' consumers in all geographies to access our start experiences within acceptable load times. We refer to this as website performance. We may in the future experience platform disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our technology simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve website performance, especially during peak usage times, and as our solutions become more complex and our user traffic increases. If our start experiences are unavailable when consumers attempt to access them or do not load as quickly as they expect, consumers may seek other alternatives to obtain the information for which they are looking, and may not return to our start experiences as often in the future, or at all. This would negatively impact our relationships with our customers. We expect to continue to make significant investments to maintain and improve website performance. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.
We rely on our management team and need additional personnel to expand our business, and the loss of key officers or an inability to attract and retain qualified personnel could harm our business, financial condition and results of operations.
We depend on the continued contributions of our senior management and other key personnel, especially Ronald N. Frankel, our Chief Executive Officer, George G. Chamoun, our Executive Vice President of Sales and Marketing, Scott A. Bailey, our Chief Operating Officer, and William J. Stuart, our Chief Financial Officer. The loss of the services of any of our executive officers (such as Mr. Frankel, our President and Chief Executive Officer, whose planned departure we announced in March 2014) or other key employees could harm our business and our prospects. All of our executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time.
Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance, marketing and creative personnel. For example, we will need to recruit a new President and Chief Executive Officer to replace our current one, Ronald N. Frankel, whose planned departure we announced in March 2014. Further, we will need to hire personnel outside the United States to pursue an international expansion strategy, and we will need to hire additional advertising salespeople to sell more advertisements directly. We face intense competition for qualified individuals from numerous technology, marketing and media companies, and we may incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals, or we may be required to pay increased compensation in order to do so. If we were to be unable to attract and retain the qualified personnel we need to succeed, our business could suffer.
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
Following the merger of our predecessor companies, Chek, Inc., or Chek, and MyPersonal.com, Inc., or MyPersonal, to form Synacor, we have expanded our business primarily through organic growth. We have sought to, and may in the future continue to seek to, grow through strategic acquisitions. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new technologies and acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees. Growth could strain our ability to:

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
In addition, we typically have contractual obligations to our customers to indemnify and defend them with respect to third-party intellectual property infringement claims that arise from our customers' use of our products or services. Such claims, whether valid or not, could harm our relationships with our customers, have resulted and could result in the future in us or our customers having to enter into licenses with the claimants and have caused and could cause us in the future to incur additional costs or experience reduced revenues. To date, neither the increase in our costs nor any reductions in our revenue resulting from such claims have been material. Such claims could also subject us to costly and time-consuming litigation as well as diverting management attention and resources. Satisfying our contractual indemnification obligations could also give rise to significant liability, and thus harm our business and our operating results.
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
We have derived and expect to continue to derive a substantial portion of our revenue from display advertising on our start experiences. Such advertising accounted for approximately 23%, 27%, and 29% of our revenue for the years ended December 31, 2011, 2012, and 2013, respectively, and 27% of our revenue for the three months ended March 31, 2014. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

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
While we have determined that our internal control over financial reporting was effective as of December 31, 2013, as indicated in our Management Report on Internal Control over Financial Reporting included in our Annual Report on Form 10‑K for the year ended December 31, 2013, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end, or if our independent registered public accounting firm, when required, is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

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
As of March 31, 2014, we had substantial federal and state net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation's ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “five-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. For these purposes, a five-percent stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding stock. In addition, persons who own less than 5% of the outstanding stock are grouped together as one or more “public groups,” which are also treated as five-percent stockholders. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset United States federal and state taxable income and taxes may be subject to limitations.
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
We have derived and expect to continue to derive a substantial majority of our revenue from search and display advertising on our start experiences. Such search and display advertising revenue accounted for approximately 79%, 83%, and 81% of our revenue for the years ended December 31, 2011, 2012, and 2013, or $72.1 million, $101.6 million, and $90.4 million, respectively, and 79% of our revenue for the three months ended March 31, 2014, or $19.9 million. However, the prospects for continued demand and market acceptance for Internet advertising are uncertain. If advertisers do not continue to increase their usage of the Internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the Internet. Most advertising agencies and potential advertisers, particularly local advertisers, have only limited experience advertising on the Internet and devote only a small portion of their advertising expenditures to online advertising. As the Internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for Internet advertising. Many historical predictions by industry analysts and others concerning the growth of the Internet as a commercial medium have overstated the growth of the Internet and you should not rely upon them. This growth may not occur or may occur more slowly than estimated.
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
Market prices for online advertising may decrease due to competitive or other factors. In addition, if a large number of Internet users use filtering software that limits or removes advertising from the users' view, advertisers may perceive that Internet advertising is not effective and may choose not to advertise on the Internet.
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
Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own or control, directly or indirectly, as of April 1, 2014 over 30% of our outstanding common stock. As a result, these stockholders, if they act together, would have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they act together, would have the ability to influence significantly the management and affairs of our company. Accordingly, this concentration of ownership might harm the trading price of our common stock by:

•	delaying, deferring or preventing a change in our control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Future sales of our common stock may cause the trading price of our common stock to decline.
Certain of our stockholders who held shares of our preferred stock before the consummation of our public offering now have demand and piggyback rights to require us to register with the SEC the shares of common stock issued upon conversion of such preferred stock. If we register any of these shares of common stock, the stockholders would be able to sell those shares freely in the public market. Additionally, some of these stockholders are currently able to sell these shares in the public market without registration under Rule 144.
In addition, the shares that are either subject to outstanding options or that may be granted in the future under our equity plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements.
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
We have not historically paid cash dividends on our capital stock, and we have agreed not to pay any dividends or make any other distributions in our loan agreement with Silicon Valley Bank. We anticipate that we will retain all future earnings and cash resources for the future operation and development of our business, and as a result, we do not anticipate paying any cash dividends to holders of our capital stock for the foreseeable future. Any future determination regarding the payment of any dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions, bank covenants and other factors that our board may deem relevant. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
The trading price and volume of our common stock has been and will likely continue to be volatile, and the value of an investment in our common stock may decline.
The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on May 9, 2014, our trading price has ranged from $2.13 to $18.00. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to the various factors set forth in this "Risk Factors" section, as well as:

•	variations in our financial performance;

•	announcements of technological innovations, new services and products, strategic alliances, asset acquisitions, or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel, such as the departure of Mr. Frankel, our President and Chief Executive Officer;

•	changes in the estimates of our operating results or changes in recommendations or withdrawal of research coverage by securities analysts;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	adoption or modification of laws, regulations, policies, procedures or programs applicable to our business or announcements relating to these matters.

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
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014-January 31, 2014	0	0	0	0
February 1, 2014-February 28, 2014	0	0	0	0
March 1, 2014-March 31, 2014	22,000 (1)	$2.5256	22,000 (1)(2)	$4,944,436.80
Notes:

(1)	Represents shares of outstanding common stock.

(2)
On March 5, 2014, we announced that our Board of Directors had approved a Stock Repurchase Program, which authorized the repurchase of up to $5,000,000 worth of our outstanding common stock. The Stock Repurchase Program has no expiration date, and may be suspended or discontinued at any time without notice. All 22,000 shares were repurchased under the Stock Repurchase Program. Additionally, as of May 9, 2014, we have repurchased a total of 229,050 shares of our common stock under the Stock Repurchase Program at an average price per share of $2.4557. As of May 9, 2014, we may yet purchase up to $4,437,521.92 worth of our outstanding common stock under the Stock Repurchase Program.

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

SYNACOR, INC.
May 15, 2014	By:	/s/ RONALD N. FRANKEL
Ronald N. Frankel
President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2014	By:	/s/ WILLIAM J. STUART
William J. Stuart
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1*	Amendment Number Four to Google Services Agreement between Google Inc. and Synacor, Inc. dated March 1, 2014.
10.2.1*	Amendment #3 to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated December 7, 2012.
10.2.2*	Fifth Amendment to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated January 29, 2013.
10.2.3*	Sixth Amendment to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated November 1, 2013.
10.3‡	Employment Transition Agreement between Ronald N. Frankel and Synacor, Inc. dated March 5, 2014.
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema Linkbase Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Definition Linkbase Document
101.LAB†	XBRL Taxonomy Labels Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Confidential treatment requested for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.

‡	Indicates management contract or compensatory plan or arrangement.

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