Form 10-Q
period 2014-06-30
Synacor, Inc.
filed 2014-08-14
CIK 1408278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2014, there were 27,612,941 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets—Unaudited as of December 31, 2013 and June 30, 2014	1
	Condensed Consolidated Statements of Operations—Unaudited for the Three and Six Months Ended June 30, 2013 and 2014	2
	Condensed Consolidated Statements of Comprehensive Loss—Unaudited for the Three and Six Months Ended June 30, 2013 and 2014	3
	Condensed Consolidated Statements of Cash Flows—Unaudited for the Six Months Ended June 30, 2013 and 2014	4
	Notes to the Condensed Consolidated Financial Statements—Unaudited as of December 31, 2013 and June 30, 2014, and for the Three and Six Months Ended June 30, 2013 and 2014	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II — OTHER INFORMATION		29
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	48
SIGNATURES		49

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNACOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED
AS OF DECEMBER 31, 2013 AND JUNE 30, 2014
(In thousands except for share and per share data)

	December 31, 2013	June 30, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,397	$25,664
Accounts receivable—net of allowance of $76 and $176	14,569	17,769
Prepaid expenses and other current assets	1,691	1,794
Deferred income taxes	314	1,151
Total current assets	52,971	46,378
PROPERTY AND EQUIPMENT—Net	14,085	15,100
DEFERRED INCOME TAXES, NON-CURRENT	4,455	4,969
OTHER LONG-TERM ASSETS	348	182
GOODWILL	1,565	1,565
CONVERTIBLE PROMISSORY NOTE	1,000	1,000
INVESTMENT IN EQUITY INTEREST	365	320
TOTAL ASSETS	$74,789	$69,514
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,573	$10,715
Accrued expenses and other current liabilities	5,177	6,375
Current portion of capital lease obligations	1,946	1,532
Total current liabilities	20,696	18,622
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	885	1,256
OTHER LONG-TERM LIABILITIES	977	304
Total liabilities	22,558	20,182
COMMITMENTS AND CONTINGENCIES (Note 6)	—	—
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value—100,000,000 shares authorized, 27,684,598 issued and 27,365,098 outstanding at December 31, 2013, and 100,000,000 authorized, 27,923,365 issued and 27,374,815 shares outstanding at June 30, 2014	277	279
Preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding at June 30, 2014	—	—
Treasury stock—at cost, 319,500 shares at December 31, 2013 and 551,163 shares at June 30, 2014	(569)	(1,138)
Additional paid-in capital	102,226	103,809
Accumulated deficit	(49,705)	(53,629)
Accumulated other comprehensive income	2	11
Total stockholders’ equity	52,231	49,332
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,789	$69,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2014
(In thousands except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
REVENUE	$26,708	$24,191	$55,851	$49,439
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation shown separately below)	14,017	13,146	29,781	27,022
Research and development (exclusive of depreciation shown separately below)	7,336	7,120	14,201	14,612
Sales and marketing	2,147	2,457	4,277	4,594
General and administrative (exclusive of depreciation shown separately below)	2,957	3,499	6,101	6,598
Depreciation	1,138	1,117	2,268	2,175
Gain on sale of domain	—	(1,000)	—	(1,000)
Total costs and operating expenses	27,595	26,339	56,628	54,001
LOSS FROM OPERATIONS	(887)	(2,148)	(777)	(4,562)
OTHER (EXPENSE) INCOME	(8)	6	(15)	14
INTEREST EXPENSE	(43)	(23)	(101)	(111)
LOSS BEFORE INCOME TAXES AND EQUITY INTEREST	(938)	(2,165)	(893)	(4,659)
BENEFIT FOR INCOME TAXES	(204)	(641)	(186)	(1,325)
LOSS IN EQUITY INTEREST	—	(344)	—	(590)
NET LOSS	(734)	(1,868)	(707)	(3,924)
Net loss attributable to noncontrolling interests	97	—	97	—
NET LOSS ATTRIBUTABLE TO SYNACOR, INC.	$(637)	$(1,868)	$(610)	$(3,924)

NET LOSS ATTRIBUTABLE TO SYNACOR, INC. PER SHARE:
Basic	$(0.02)	$(0.07)	$(0.02)	$(0.14)
Diluted	$(0.02)	$(0.07)	$(0.02)	$(0.14)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE:
Basic	27,311,892	27,360,588	27,273,671	27,397,695
Diluted	27,311,892	27,360,588	27,273,671	27,397,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS—UNAUDITED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2014
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net loss	$(734)	$(1,868)	$(707)	$(3,924)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1	(4)	7	9
Comprehensive loss	(733)	(1,872)	(700)	(3,915)
Comprehensive loss attributable to noncontrolling interests	97	—	97	—
Comprehensive loss attributable to Synacor, Inc.	$(636)	$(1,872)	$(603)	$(3,915)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2014
(In thousands)

	Six Months Ended June 30,
	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(707)	$(3,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,268	2,175
Stock-based compensation expense	1,179	1,528
Gain on sale of domain	—	(1,000)
Provision for deferred income taxes	(198)	(1,351)
Loss in equity interest	—	590
Change in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	278	(2,200)
Prepaid expenses and other current assets	(105)	(103)
Other long-term assets	(17)	166
Accounts payable	(1,657)	(2,179)
Accrued expenses and other current liabilities	(1,269)	703
Other long-term liabilities	29	(178)
Net cash used in operating activities	(199)	(5,773)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,502)	(2,796)
Investment in equity interest	—	(545)
Cash paid for business acquisition	(500)	—
Net cash used in investing activities	(3,002)	(3,341)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on capital lease obligations	(1,139)	(1,117)
Proceeds from exercise of common stock options	131	59
Purchase of treasury stock	—	(562)
Net cash used in financing activities	(1,008)	(1,620)
Effect of exchange rate changes on cash and cash equivalents	7	1
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,202)	(10,733)
CASH AND CASH EQUIVALENTS—Beginning of period	41,944	36,397
CASH AND CASH EQUIVALENTS—End of period	$37,742	$25,664
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$91	$111
Cash paid for income taxes	$138	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Property and equipment acquired under capital lease obligations	$—	$1,074
Accrued property and equipment expenditures	$822	$40
Treasury stock received to satisfy minimum tax withholding liabilities	$—	$6
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
AS OF DECEMBER 31, 2013 AND JUNE 30, 2014, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2014
(In thousands except for share and per share data)
1. The Company and Summary of Significant Accounting Policies
Synacor, Inc., together with its consolidated subsidiary, Synacor Canada, Inc. (collectively, the “Company”), is a leading provider of start experiences (startpages and homescreens), TV Everywhere, Identity Management (IDM) and various cloud-based services across multiple devices for cable, satellite, telecom and consumer electronics companies. The Company is also a leading provider of authentication and aggregation solutions enabling the delivery of personalized online content. The Company's technology allows its customers to package a wide array of personalized online content and cloud-based services with their high-speed Internet, communications, television and other digital offerings. The Company's customers offer the Company's services under their own brands on Internet-enabled devices such as PCs, tablets, smartphones and connected TVs.
Basis of Presentation — The interim unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiary. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise have the power to control, are accounted for using the equity method and are included as investments in equity interest on the condensed consolidated balance sheets. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. These interim unaudited condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any subsequent period and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (as amended).
Accounting Estimates — The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Such estimates primarily relate to unsettled transactions and events as of the date of the consolidated financial statements. Accordingly, actual results may differ from estimated amounts.
Concentrations of Risk — As of December 31, 2013 and June 30, 2014, and for the three and six months ended June 30, 2013 and 2014, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable and revenue as follows:

	Accounts Receivable
	December 31, 2013	June 30, 2014
Google	47%	24%
Display Advertising Partner	11%	18%

	Revenue		Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Google	51%	46%	53%	49%

For the three and six months ended June 30, 2013 and 2014, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue. The costs represent revenue share paid to customers for their supply of Internet traffic on the Company's start experiences:

	Cost of Revenue		Cost of Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Customer A	20%	23%	20%	23%
Customer B (1)	13	N/A	14	12
Customer C	10	10	12	11
Customer D	11	10	12	10

Notes:

(1)	For the three months ended June 30, 2014, the cost of revenue-share payments received by Customer B were less than 10%.
Acquisitions — In January 2012, the Company acquired the assets of Carbyn, Inc., or Carbyn, an Ontario, Canada-based company. The assets acquired are principally comprised of mobile device software and technology and other intellectual property, which the Company expects to enhance its efforts in the development of next generation web applications for mobile devices. The aggregate purchase price was $1,100 for the acquired assets, of which $600 was paid upon consummation of the acquisition and the remaining $500 was paid in April 2013. In addition, the Company hired seven employees from Carbyn who accepted employment with Synacor Canada, Inc. The acquisition and its impact on the consolidated financial statements are not material. The purchase price was allocated to the assets acquired based on their respective fair values as of the acquisition date, with the amount exceeding the fair value recorded as goodwill of $819, which is expected to be deductible for tax purposes.

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

Sale of Domain — In June 2014, the Company executed a transaction to sell a domain name of its legacy business. The sale amounted to $1,000 and the entire amount was recorded as a gain on the sale in the consolidated statement of operations. The Company collected the full amount of the sale in July 2014, and as a result, $1,000 has been included in accounts receivable, net on the consolidated balance sheet.

Recent Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the consolidated financial statements.

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
The provisions of the FASB Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures, establish a framework for measuring the fair value in accounting principles generally accepted in the U.S. and establish a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:
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
The Company classifies its investment in B&FF within Level 3 because it is valued using unobservable inputs. As of June 30, 2014, the estimated fair value is equal to the carrying amount, which was the purchase price of $1,000.
3. Property and Equipment—Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2013	June 30, 2014
Computer equipment (1)	$19,361	$20,465
Computer software	4,625	5,235
Furniture and fixtures	1,634	1,694
Leasehold improvements	1,044	1,052
Work in process (primarily software development costs)	3,893	5,301
Other	173	173
	30,730	33,920
Less accumulated depreciation (2)	(16,645)	(18,820)
Total property and equipment—net	$14,085	$15,100
Notes:

(1)	Includes equipment under capital lease obligations of approximately $5,289 and $6,363 as of December 31, 2013 and June 30, 2014, respectively.

(2)	Includes $2,053 and $2,672 of accumulated depreciation of equipment under capital leases as of December 31, 2013 and June 30, 2014, respectively.

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2013	June 30, 2014
Accrued compensation	$2,787	$2,729
Accrued content fees	580	1,923
Unearned revenue on contracts	247	504
Other	1,563	1,219
Total	$5,177	$6,375
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
The following table sets forth revenue and long-lived tangible assets by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenue
United States	$26,531	$24,026	$55,497	$49,104
United Kingdom	177	165	354	335
Total revenue	$26,708	$24,191	$55,851	$49,439

	December 31, 2013	June 30, 2014
Long-lived tangible assets
United States	$13,825	$14,971
Netherlands	260	129
Total long-lived tangible assets	$14,085	$15,100

6. Commitments and Contingencies
Contract Commitments —The Company is obligated to make payments under various contracts with vendors and other business partners, principally for revenue-share and content arrangements. Contract commitments as of June 30, 2014 are summarized as follows (in thousands):

Year ending December 31:
2014 (remaining six months)	$2,408
2015	1,630
2016	1,080
2017	360
2018	—
Due after 5 years	—
Total contract commitments	$5,478
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
Stock Repurchases — Effective February 26, 2014 the Board of Directors approved a Stock Repurchase Program, which authorizes a repurchase of up to $5,000 worth of the Company's outstanding common stock. The Stock Repurchase Program has no expiration date, and may be suspended or discontinued at any time without notice. The Company repurchased all shares with cash resources.
The following table sets forth the shares of common stock repurchased through the program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Shares of common stock repurchased	—	207,050	—	229,050
Value of common stock repurchased (in thousands)	$—	$507	$—	$562
Withhold to Cover — During the six months ended June 30, 2014, certain employees, in lieu of paying withholding taxes on the vesting of certain shares of restricted stock awards, authorized the withholding of 2,613 shares of the Company's common stock to satisfy their minimum statutory tax withholding requirements related to such vesting. These shares were recorded as treasury stock using the cost method at the per share closing price on the date of vesting, for a total of $6. No shares of the Company's common stock were withheld to cover minimum statutory tax withholding requirements during the six months ended June 30, 2013.

8. Stock-based Compensation
The fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model, and stock-based compensation is recorded over the requisite service period. The Company recorded $617 and $847 of stock-based compensation expense for the three months ended June 30, 2013 and 2014, respectively. Stock based compensation for the six months ended June 30, 2013 and 2014 amounted to $1,179 and $1,528, respectively. No income tax deduction is allowed for incentive stock options, or ISOs. Accordingly, no deferred income tax asset is recorded for the potential tax deduction related to these options. Expense related to stock option grants of non-qualified stock option ("NSOs") result in a temporary difference, which gives rise to a deferred tax asset.
Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the periods presented, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Research and development	$281	$375	$542	$702
Sales and marketing	76	125	152	233
General and administrative	260	347	485	593
Total stock-based compensation expense	$617	$847	$1,179	$1,528

Stock Option Activity — A summary of the stock option activity for the six months ended June 30, 2014 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding—January 1, 2014	5,770,168	$3.85
Granted	589,000	$2.34
Exercised	(234,255)	$0.25
Forfeited	(487,746)	$4.01
Outstanding—June 30, 2014	5,637,167	$3.83	$672	7.38
Vested and expected to vest—June 30, 2014	5,231,560	$3.78	$647	7.28
Vested and exercisable—June 30, 2014	2,933,122	$3.69	$505	6.15
Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the NASDAQ as of June 30, 2014 was $2.56. The total intrinsic value of options exercised for the three and six months ended June 30, 2014 amounted to approximately $275 and $517, respectively. The weighted average fair value of options issued during the six months ended June 30, 2014 amounted to $1.31.
As of June 30, 2014, the unrecognized compensation cost related to non-vested options granted, for which vesting is probable, under the plan was approximately $5,552. This cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested was $1,444 for the six months ended June 30, 2014.
Option Modifications — Pursuant to the transition agreement the Company entered into in March 2014 with the former President and CEO, Mr. Frankel's options to purchase common stock of the Company were modified to accelerate vesting for options that would have otherwise been forfeited during the transition period to the beginning of the transition period ("Transition Date"), and the period options are exercisable is now the earlier of the third anniversary of the Transition Date or the original 10 year contractual term of each option. The total incremental expense resulting from Mr. Frankel's modification is $190.
In August 2014, the compensation committee of the Company's board of directors agreed to modify all outstanding employee options with an exercise price of $3.00 or greater, other than options held by directors and executive officers, by resetting the exercise price per share to the closing price of the Company's common stock on August 4, 2014. As a result of the modification, 203 employees had options reset to an exercise price of $2.38. The total incremental compensation expense expected to be recognized is estimated to be from $600 to $700.

RSU Activity — A summary of RSU activity for the three months ended June 30, 2014, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested—January 1, 2014	45,000	$5.46
Granted	1,000	$2.49
Released	(7,125)	$5.56
Forfeited	(4,000)	$3.68
Unvested—June 30, 2014	34,875	$5.56
Expected to vest—June 30, 2014	29,644	$4.73
As of June 30, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $188, which is expected to be recognized over the next 2.5 years.

9. Investment in Equity Interest
In March 2013, the Company entered into a Joint Venture Agreement, pursuant to which it owns 50% of the outstanding common stock and 100% of the preferred shares of Synacor China, Ltd., or the JV Company. The Company has agreed to provide up to $2 million in funding to the JV Company over the two year period following the initial funding. The Company provided $926 of funding to the JV Company during the year ended December 31, 2013, and $545 of funding during the six months ended June 30, 2014. The JV Company will, through its wholly foreign-owned subsidiary in the People's Republic of China (the “PRC”), supply start experiences, authentication and aggregation solutions for the delivery of online content and services to customers in the PRC.

The investment in the JV Company is being accounted for using the equity method and is classified as an investment in equity interest on the Company’s condensed consolidated balance sheets. The Company records its share of the results of the JV Company within earnings in equity interest. Because the Company provided nearly all of the capital to form the JV Company, the Company has recorded 100% of the losses incurred by the JV Company within earnings in equity interest in the condensed consolidated statements of operations. Since acquiring its interest in the JV Company in 2013, the Company has recorded, in retained earnings, cumulative losses in equity interest of $1,151.

The following tables represents summarized financial information of the JV Company for the three and six months ended June 30, 2013 and 2014, and as of December 31, 2013 and June 30, 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenue	$—	$—	$—	$—
Loss from operations	(194)	(344)	(194)	(590)
Net loss	$(194)	$(344)	$(194)	$(590)

	December 31, 2013	June 30, 2014
Total assets	$442	$453
Total liabilities	$77	$133

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
The following table presents the calculation of basic and diluted net loss per share for the three and six month periods ended June 30, 2013 and 2014 (in thousands, except share and per share amounts):

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2013	2014	2013	2014
Basic net loss per share:
Numerator:
Net loss attributable to Synacor, Inc.	$(637)	$(1,868)	$(610)	$(3,924)
Denominator:
Weighted-average common shares outstanding	27,311,892	27,360,588	27,273,671	27,397,695

Basic net loss per share attributable to Synacor, Inc.	$(0.02)	$(0.07)	$(0.02)	$(0.14)

Diluted net loss per share:
Numerator:
Net loss attributable to Synacor, Inc.	$(637)	$(1,868)	$(610)	$(3,924)
Denominator:
Number of shares used in basic calculation	27,311,892	27,360,588	27,273,671	27,397,695
Add weighted-average effect of dilutive securities:
None	—	—	—	—
Number of shares used in diluted calculation	27,311,892	27,360,588	27,273,671	27,397,695

Diluted net loss per share attributable to Synacor, Inc.	$(0.02)	$(0.07)	$(0.02)	$(0.14)
The following equivalent shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended, June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Antidilutive equity awards:
Stock options and RSUs	5,462,134	5,672,042	5,462,134	5,672,042
* * * * * *

11. Subsequent Events

Rights Plan — On July 14, 2014 the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock and adopted a stockholder rights plan (the “Rights Plan”). The dividend was paid on July 14, 2014 to the stockholders of record at the close of business on that date. Each Right allows its holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock (a “Preferred Share”) for $10.00 (the “Exercise Price”), if the Rights become exercisable. This portion of a Preferred Share will give the stockholder approximately the same dividend, voting, and liquidation rights as would one share of common stock. Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights. On July 14, 2014, in conjunction with the adoption of the Rights Plan, the Company designated 2,000,000 shares of its Preferred Stock as Series A Junior Participating Preferred Stock.
The Rights will not be exercisable until 10 days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 10% or more of the Company’s outstanding common stock (the “Distribution Date”). If a person or group becomes an Acquiring Person, each Right will entitle its holder (other than such Acquiring Person) to purchase for $10.00, a number of shares of the Company’s common stock having a market value of twice such price based on the market price of the common stock prior to such acquisition. Additionally, if the Company is acquired in a merger or similar transaction after the Distribution Date, each Right will entitle its holder (other than such Acquiring Person) to purchase for $10.00, a number of shares of the acquiring corporation with a market value of $20.00 based on the market price of the acquiring corporation’s stock, prior to such merger. In addition, at any time after a person or group becomes an Acquiring Person, but before such Acquiring Person or group owns 50% or more of the Company’s common stock, the Board of Directors may exchange one share of the Company’s common stock for each outstanding Right (other than Rights owned by such Acquiring Person, which would have become void). An Acquiring Person will not be entitled to exercise the Rights.
The Rights will expire on July 14, 2017, provided that if the Company’s stockholders have not ratified the Rights Plan by July 14, 2015, the Rights will expire on such date.
Non-plan Option Grant — On August 4, 2014, the Company appointed Himesh Bhise as President and CEO of the Company. In conjunction with the effective date of Mr. Bhise's first day of employment, and as part of Mr. Bhise's compensation, the Company awarded Mr. Bhise options to purchase 2,001,338 shares of the Company's common stock with an exercise price of $2.38 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (as amended). Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-Q and with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operation appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (as amended).
Overview
We are a leading provider of start experiences (startpages and homescreens), TV Everywhere, Identity Management (IDM) and various cloud-based services across multiple devices for cable, satellite, telecom and consumer electronics companies. For these customers, we are also a leading provider of authentication and aggregation solutions enabling the delivery of personalized online content. Our technology allows our customers to package a wide array of personalized online content and cloud-based services with their high-speed Internet, communications, television and other offerings. Our customers offer our services under their own brands on Internet-enabled devices such as PCs, tablets, smartphones and connected TVs.
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
For the three and six months ended June 30, 2014, search and display advertising revenue was $18.5 million and $38.4 million, a decrease of 13% and 16% compared to $21.4 million and $45.5 million for the three and six months ended June 30, 2013. Over the same periods, our unique visitors decreased by 9% and 6%, respectively, our search queries decreased by 27% for both periods, and our advertising impressions decreased by 14% and 20%, respectively. Search revenue decreased by $2.6 million and $5.4 million for the three and six months ended June 30, 2014 compared to the same periods ended June 30, 2013. We believe a material portion of the decrease in revenue was due to the placement of our start experiences on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. In addition, and to a lesser extent, we believe the decrease was due to lower search activity associated with the increased usage of other devices such as tablets and smartphones generally across the consumer base. We anticipate that search activity will increase on smartphones and tablets in the future and, although our search queries have decreased, we believe that our continuing investment in mobile products, such as our acquisitions of Carbyn and Teknision, will allow us to compete more effectively for search activity on smartphones and tablets. Display advertising revenue decreased by $0.3 million and $1.6 million for the three and six months ended June 30, 2014 compared to the same periods ended June 30, 2013 as a result of pricing changes in one of our customer contracts, another customer’s implementation of more secure webmail, which affected our ability to insert display advertising on that customer’s webmail site, and operational changes in practices and policies for display advertising. We anticipate video advertising may become an increasing percentage of our advertising revenue which may also serve to increase our advertising cost per thousand impressions (referred to as cost per mille, or CPMs). We also anticipate that the signing, and launching, of new customers and our mobile product initiatives may help add new search and display advertising revenue in future years.
Our subscriber-based revenue consists of fees charged for the use of our proprietary technology and for the use of, or access to, services, such as e-mail, security, TV Everywhere, online games, music and other value added services and paid content. During the three and six months ended June 30, 2014, subscriber-based revenue was $5.7 million and $11.0 million, increases of 7% and 6% compared to $5.3 million and $10.4 million for the three and six months ended June 30, 2013. This increase is primarily driven by growth in adoption of our TV Everywhere services by our customers. We believe there are opportunities to generate new sources of subscriber-based revenue, such as the introduction of new value added services, including those delivered on smartphones and tablets. We believe that the variety of value added services and the introduction of new value added services will also drive increased search and display advertising revenue.
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
For the three and six months ended June 30, 2014, we derived revenue from over 50 customers, with revenue attributable to four customers, CenturyLink, Inc. or CenturyLink (including revenue attributable to Qwest Communications International, Inc., or Qwest, which merged with CenturyLink in April 2011), Charter Communications Inc., or Charter, Verizon Corporate Services Group, Inc., or Verizon, and Toshiba America Information Systems, Inc., or Toshiba, together accounting for approximately 65% and 66% of our revenue for the three and six months ended June 30, 2014, or $15.8 million and $32.5 million, respectively. One of these customers accounted for 20% or more of revenue in such periods, and revenue attributable to each of the other three customers accounted for more than 10% in such periods.
Revenue attributable to our customers includes the subscriber-based revenue earned directly from them, as well as the search and display advertising revenue generated through our relationships with our search and display advertising partners (such as Google Inc., or Google, for search advertising and advertising networks, advertising agencies and advertisers for display advertising). This revenue is attributable to our customers because it is produced from the traffic on our start experiences. These partners provide us with advertisements that we then deliver with search results and other content on our start experiences. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In the three and six months ended June 30, 2014, search advertising through our relationship with Google generated approximately 46% and 49% of our revenue, or $11.1 million and $24.0 million (all of which was attributable to our customers).
The initiatives described below under “Key Initiatives” are expected to contribute to our ability to maintain and grow revenue and return to profitability via increases in advertising revenue, increases in customers and our consumer reach, including international customers and consumers, and increases in availability of products across more devices. We expect the period in which we experience a return on future investments in each of these initiatives to differ. For example, more direct advertising at higher CPMs would be expected to have an immediate and direct impact on profitability while expansion into international markets may require an investment that involves a longer term return. We intend to utilize a portion of our cash and cash equivalents to improve our ability to achieve consistent profitability in the future by enhancing our technology and our systems capabilities to more efficiently support our customers, develop new products and features and report upon, analyze and manage the financial performance of the business.
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
Key Business Metrics
In addition to the line items in our consolidated financial statements, we regularly review a number of business metrics related to Internet traffic and search and display advertising to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe disclosing these metrics is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key business metrics, which are unaudited, for the three and months ended June 30, 2013 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Key Business Metrics:
Unique Visitors (1)	19,686,182	17,932,647	19,973,574	18,810,423
Search Queries (2)	177,025,185	129,546,784	388,669,982	283,370,361
Advertising Impressions (3)	10,292,927,243	8,897,558,466	21,775,961,313	17,484,367,947
Notes:

(1)	Reflects the number of unique visitors to our start experiences computed on an average monthly basis during the applicable period.

(2)	Reflects the total number of search queries during the applicable period.

(3)	Reflects the total number of advertising impressions during the applicable period.
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

The following table shows the revenue in each category, both in amount and as a percentage of revenue, for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(in thousands)		(in thousands)
Revenue:
Search and display advertising	$21,399	$18,521	$45,485	$38,429
Subscriber-based	5,309	5,670	10,366	11,010
Total revenue	$26,708	$24,191	$55,851	$49,439
Percentage of revenue:
Search and display advertising	80%	77%	81%	78%
Subscriber-based	20	23	19	22
Total revenue	100%	100%	100%	100%
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
Sales and Marketing
Sales and marketing expenses consist primarily of compensation-related expenses to our direct sales and marketing personnel, as well as costs related to advertising, industry conferences, promotional materials and other sales and marketing programs. Advertising cost is expensed as incurred.
General and Administrative
General and administrative expenses consist primarily of compensation-related expenses for executive management, finance, accounting, human resources and other administrative functions.
Depreciation
Depreciation includes depreciation of our computer hardware and software, furniture and fixtures, leasehold improvements and other property, as well as depreciation on capital leased assets.
Other (Expense) Income
Other (expense) income consists primarily of interest income earned and foreign exchange gains and losses.
Interest Expense
Interest expense primarily consists of expenses associated with our capital leases.
Benefit for Income Taxes
Income tax benefit consists of federal and state income taxes in the United States and taxes in certain foreign jurisdictions.
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
For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2013 (as amended) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2013 (as amended).
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed within this Quarterly Report on Form 10-Q adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation below of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other U.S. GAAP results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss attributable to Synacor, Inc.	$(637)	$(1,868)	$(610)	$(3,924)
Provision for income taxes	(204)	(641)	(186)	(1,325)
Interest expense	43	23	101	111
Other	8	(6)	15	(14)
Depreciation	1,138	1,117	2,268	2,175
Stock-based compensation	617	847	1,179	1,528
Loss on equity interest	—	344	—	590
Gain on sale of domain	—	(1,000)	—	(1,000)
Adjusted EBITDA	$965	$(1,184)	$2,767	$(1,859)

Results of Operations
The following tables set forth our results of operations for the periods presented in amount and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(in thousands)		(in thousands)
Revenue	$26,708	$24,191	$55,851	$49,439
Costs and operating expenses:
Cost of revenue (1)	14,017	13,146	29,781	27,022
Research and development (1)(2)	7,336	7,120	14,201	14,612
Sales and marketing (2)	2,147	2,457	4,277	4,594
General and administrative (1)(2)	2,957	3,499	6,101	6,598
Depreciation	1,138	1,117	2,268	2,175
Gain on sale of domain	—	(1,000)	—	(1,000)
Total costs and operating expenses	27,595	26,339	56,628	54,001
Loss from operations	(887)	(2,148)	(777)	(4,562)
Other (expense) income	(8)	6	(15)	14
Interest expense	(43)	(23)	(101)	(111)
Loss before income taxes and equity interest	(938)	(2,165)	(893)	(4,659)
Benefit for income taxes	(204)	(641)	(186)	(1,325)
Loss in equity interest	—	(344)	—	(590)
Net loss	(734)	(1,868)	(707)	(3,924)
Net loss attributable to noncontrolling interests	97	—	97	—
Net loss attributable to Synacor, Inc.	$(637)	$(1,868)	$(610)	$(3,924)
Notes:

(1)	Exclusive of depreciation shown separately.

(2)	Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(in thousands)		(in thousands)
Research and development	$281	$375	$542	$702
Sales and marketing	76	125	152	233
General and administrative	260	347	485	593
	$617	$847	$1,179	$1,528

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenue	100%	100%	100%	100%
Costs and operating expenses:
Cost of revenue (1)	52	54	53	55
Research and development (1)	27	29	25	30
Sales and marketing	8	10	8	9
General and administrative (1)	11	14	11	13
Depreciation	4	5	4	4
Gain on sale of domain	—	(4)	—	(2)
Total costs and operating expenses	103	109	101	109
Loss from operations	(3)	(9)	(1)	(9)
Other (expense) income	—	—	—	—
Interest expense	—	—	—	—
Loss before income taxes and equity interest	(4)	(9)	(2)	(9)
Benefit for income taxes	(1)	(3)	—	(3)
Loss in equity interest	—	(1)	—	(1)
Net loss	(3)	(8)	(1)	(8)
Net loss attributable to noncontrolling interests	—	—	—	—
Net loss attributable to Synacor, Inc.	(2)%	(8)%	(1)%	(8)%
Note:

(1)	Exclusive of depreciation shown separately.
Comparison of the Three and Six Months ended June 30, 2013 and 2014
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2014	% Change	2013	2014	% Change
	(in thousands)			(in thousands)
Revenue:
Search and display advertising	$21,399	$18,521	(13)%	$45,485	$38,429	(16)%
Subscriber-based	5,309	5,670	7	10,366	11,010	6
Total revenue	$26,708	$24,191	(9)	$55,851	$49,439	(11)
Percentage of revenue:
Search and display advertising	80%	77%		81%	78%
Subscriber-based	20	23		19	22
Total revenue	100%	100%		100%	100%
Three months ended 2013 compared to 2014. Revenue decreased by $2.5 million, or 9%, compared to the same period in 2013. Search revenue decreased by $2.6 million. We believe a material portion of the decrease was due to the placement of our start experiences on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. In addition, and to a lesser extent, we believe the decrease was due to lower search activity associated with the increased usage of other devices such as tablets and smartphones generally across the consumer base. Display advertising revenue decreased by $0.3 million as a result of one of our customer’s implementation of more secure webmail, which affected our ability to insert display advertising on that customer’s webmail site, and operational changes in practices and policies for display advertising. Subscriber-based revenue increased $0.4 million, or 7% compared to the same period in 2013 mainly due to growth in adoption of our TV Everywhere service by our customers.
Six months ended 2013 compared to 2014. Revenue decreased by $6.4 million, or 11%, compared to the same period in 2013. Search revenue decreased by $5.4 million. We believe a material portion of the decrease was due to the placement of our start experiences on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. In addition, and to a lesser extent, we believe the decrease was due to lower search activity associated with the increased usage of other devices such as tablets and smartphones generally across the consumer base. Display advertising revenue decreased by $1.6 million as a result of pricing changes in one of our customer contracts, anot her customer’s implementation of more secure webmail, which affected our ability to insert display advertising on that customer’s webmail site, and operational changes in practices and policies for display advertising. Subscriber-based revenue increased $0.6 million, or 6% compared to the same period in 2013 mainly due to growth in adoption of our TV Everywhere service by our customers.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2014	% Change	2013	2014	% Change
	(in thousands)			(in thousands)
Cost of revenue	$14,017	$13,146	(6)%	$29,781	$27,022	(9)%
Percentage of revenue	52%	54%		53%	55%
Three months ended 2013 compared to 2014. Our cost of revenue decreased by $0.9 million, or 6% for the three months ended June 30, 2014 compared to the same period in 2013. The decrease in our cost of revenue was driven by a decrease in revenue-sharing costs due to decreased search and display advertising. Cost of revenue as a percentage of revenue increased slightly, from 52% to 54%, due to certain fixed costs.

Six months ended 2013 compared to 2014. Our cost of revenue decreased by $2.8 million or 9% for the six months ended June 30, 2014 compared to the same period in 2013. The decrease in our cost of revenue was driven by a decrease in revenue-sharing costs due to decreased search and display advertising. Cost of revenue as a percentage of revenue increased slightly, from 53% to 55%, due to certain fixed costs.

Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2014	% Change	2013	2014	% Change
	(in thousands)			(in thousands)
Research and development	$7,336	$7,120	(3)%	$14,201	$14,612	3%
Percentage of revenue	27%	29%		25%	30%
Three months ended 2013 compared to 2014. Research and development expenses decreased by $0.2 million, or 3%, compared to 2013.
Six months ended 2013 compared to 2014. Research and development expenses increased by $0.4 million, or 3%, compared to 2013.
The fluctuation in each period is primarily due to employee-related costs as a result of changes in headcount that support new product initiatives, maintenance of current products and services, and infrastructure.

Sales and Marketing Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2014	% Change	2013	2014	% Change
	(in thousands)			(in thousands)
Sales and marketing	$2,147	$2,457	14%	$4,277	$4,594	7%
Percentage of revenue	8%	10%		8%	9%
Three months ended 2013 compared to 2014. Sales and marketing expenses increased by $0.3 million or 14% compared to 2013.
Six months ended 2013 compared to 2014. Sales and marketing expenses increased by $0.3 million or 7% compared to 2013.
The increase in each period is primarily due to an investment in market research with a third party consultant during the second quarter of 2014.

General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2014	% Change	2013	2014	% Change
	(in thousands)			(in thousands)
General and administrative	$2,957	$3,499	18%	$6,101	$6,598	8%
Percentage of revenue	11%	14%		11%	13%
Three months ended 2013 compared to 2014. General and administrative expenses increased by $0.5 million or 18% compared to 2013.
Six months ended 2013 compared to 2014. General and administrative expenses increased by $0.5 million or 8% compared to 2013.
The increase in each period is due to increases in legal and professional fees and costs associated with the Company's transition to a new CEO.

Depreciation

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2014	% Change	2013	2014	% Change
	(in thousands)			(in thousands)
Depreciation	$1,138	$1,117	(2)%	$2,268	$2,175	(4)%
Percentage of revenue	4%	5%		4%	4%

The decrease in depreciation was nominal for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Depreciation for the six months ended June 30, 2014 decreased $0.1 million, or 4% compared to 2013. This minor decrease was primarily driven by the timing of purchases of assets such as computer equipment and development costs to support our investment in new projects, as well as timing of new projects being placed into service.

Gain on sale of domain

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2014	% Change	2013	2014	% Change
	(in thousands)			(in thousands)
Gain on sale of domain	$—	$1,000	100%	$—	$1,000	100%
Percentage of revenue	—%	4%		—%	2%

The gain on sale of domain amounted to $1.0 million for the three and six months ended June 30, 2014, which was equal to the sale price. The sale was unique to the second quarter of 2014 and no such transactions occurred in the comparative periods.

Other (expense) income

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2014	% Change	2013	2014	% Change
	(in thousands)			(in thousands)
Other (expense) income	$(8)	$6	175%	$(15)	$14	193%

Our other (expense) income consists mainly of interest income coupled with foreign currency transaction losses related to our international operations.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2014	% Change	2013	2014	% Change
	(in thousands)			(in thousands)
Interest expense	$43	$23	(47)%	$101	$111	10%
Our interest expense consists mainly of interest due on our capital lease obligations, for which the fluctuation in the three and six months ended June 30, 2014 to the comparative periods is nominal.
Benefit for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2014	% Change	2013	2014	% Change
	(in thousands)			(in thousands)
Benefit for income taxes	$204	$641	214%	$186	$1,325	612%
Our income tax benefit increased for both the three and six month periods ended June 30, 2013 and June 30, 2014. The increase in deferred tax benefit for each period is attributable to increases in our taxable losses for the corresponding periods.
Loss in Equity Interest

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2014	% Change	2013	2014	% Change
	(in thousands)			(in thousands)
Loss in equity interest	$—	$(344)	(100)%	$—	$(590)	(100)%
In 2013 we entered into a Joint Venture Agreement pursuant to which we own 50% of the outstanding common stock and 100% of the preferred shares of Synacor China, Ltd., or the JV Company. For the three and six months ended June 30, 2014, we recorded our share of the losses of the JV Company of $0.3 million and $0.6 million, respectively.
Liquidity and Capital Resources
Our primary liquidity and capital resource requirements are for financing working capital, investing in capital expenditures such as computer hardware and software, supporting research and development efforts, introducing new technology, enhancing existing technology and marketing our services and products to new and existing customers. To the extent that existing cash and cash equivalents, cash from operations and cash from short-term borrowings are insufficient to fund our future activities, we may need to raise additional funds through public or private equity offerings or debt financings.
In September 2013, we entered into a Loan and Security Agreement, or Loan Agreement, with Silicon Valley Bank, or Lender.  The Loan Agreement provides for a $10.0 million secured revolving line of credit with a stated maturity of September 27, 2015.  The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of June 30, 2014, due to the operation of the borrowing formula, $7.2 million was available under the revolving credit line, with no outstanding borrowings.
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
We paid a commitment fee of $50,000 upon the closing of the facility, and must pay quarterly, in arrears, an unused facility fee of 0.50% per annum of the average unused portion of the facility (as determined by the Lender).  Additionally, if we terminate the facility prior to the first anniversary of the effective date, we must pay the Lender a termination fee of $100,000 unless the facility is replaced with a new facility from the Lender.

Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property.  The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments.  Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance.  The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders.  As of June 30, 2014, we were in compliance with the covenants and anticipate continuing to be so.
Under the terms of our joint venture agreement with the JV Company, we have agreed, upon the satisfaction of certain conditions, to provide approximately $0.5 million in additional funding to the JV Company over the remainder of the two year period following the initial investment through the purchase of non-voting, non-convertible Series A preferred shares of the JV Company.
As of June 30, 2014, we had approximately $25.7 million of cash and cash equivalents and money market funds. We did not have any short-term or long-term investments. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our revolving credit line, will be sufficient to meet our anticipated working capital, capital lease payment obligations, JV Company funding obligations and capital expenditure requirements for at least the next 12 months.

Cash Flows

	Six Months Ended June 30,
	2013	2014
	(in thousands)
Statements of Cash Flows Data:
Cash flows used in operating activities	$(199)	$(5,773)
Cash flows used in investing activities	(3,002)	(3,341)
Cash flows used in financing activities	(1,008)	(1,620)
Cash Used in Operating Activities
In the six months ended June 30, 2013 operating activities used $0.2 million of cash. The net cash used in operating activities primarily resulted from our net loss, adjusted for non-cash items, and changes in our operating assets and liabilities. Net loss was $0.7 million, which included a non-cash benefit from deferred income taxes of $0.2 million, non-cash depreciation of $2.3 million and non-cash stock-based compensation of $1.2 million. Changes in our operating assets and liabilities used $2.7 million of cash, primarily due to a decrease of our accounts payable of $1.7 million and a decrease of our accrued expenses and other current liabilities of $1.3 million. The decrease in our accounts payable was primarily driven by lower revenue-share payments associated with our decrease in revenue. The decrease in accrued expenses and other current liabilities was primarily due to the decrease of accrued compensation costs of $1.8 million primarily relating to bonuses earned and accrued in 2012 and paid in 2013, partially offset by a $0.4 million increase in accrued costs to vendors for components of our cost of revenue due to the timing of payments made.
    In the six months ended June 30, 2014 operating activities used $5.8 million of cash. The cash flow from operating activities primarily resulted from our net loss, adjusted for non-cash items, and changes in our operating assets and liabilities. Net loss was $3.9 million, which included non-cash depreciation of $2.2 million, non-cash stock-based compensation of $1.5 million and a non-cash loss in an equity interest of $0.6 million, offset by non-cash change in deferred income tax provision of $1.4 million and gain on sale of domain of $1.0 million. Changes in our operating assets and liabilities used $3.8 million of cash, primarily due to an increase in accounts receivable of $2.2 million and a reduction of accounts payable to $2.2 million, offset by a net increase in accrued expenses and other current liability and other long-term liabilities of $0.5 million. The increases in accounts receivable and accounts payable are largely driven by timing of payments. The increase in accrued expenses is a result of greater accrued content fees.
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
Cash used in investing activities in the six months ended June 30, 2013 was $3.0 million, consisting of $2.5 million for purchases of property and equipment specifically related to the build out of our data centers and software development projects and $0.5 million paid for the final payment for the acquisition of Carbyn.
Cash used in investing activities during the six months ended June 30, 2014 was $3.3 million, consisting of $2.8 million used for purchases of property and equipment, which primarily relates to software development of our product portfolio, including the payment of $0.7 million of software development costs recorded to accounts payable at December 31, 2013, and $0.5 million for an investment in an equity interest in the JV Company.
Cash Used in Financing Activities
For the six months ended June 30, 2013, net cash used in financing activities was $1.0 million primarily for repayment of $1.1 million on our capital lease obligations partially offset by proceeds of $0.1 million from the exercise of common stock options.
For the six months ended June 30, 2014, net cash used in financing activities was $1.6 million primarily for repayment of $1.1 million on our capital lease obligations and purchase of treasury stock in the amount of $0.6. We received $0.1 million from the exercise of common stock options.
Off-Balance Sheet Arrangements
As of June 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These primarily include interest rate and inflation risk.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash and money market funds. Other than our $1.0 million investment in B&FF and the $0.3 million investment in equity interest in the JV Company, we currently have no investments of any type. Our exposure to market risk for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse effect on our business, results of operations or financial condition.

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
We rely on traffic on our start experiences to generate search and display advertising revenue, a substantial portion of which is derived from text-based links to advertisers' websites as a result of Internet searches. We have a revenue-sharing relationship with Google under which we include a Google-branded search tool on our start experiences. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 57%, 56%, and 51% of our revenue in 2011, 2012, and 2013, or $51.5 million, $68.5 million, and $57.5 million, respectively, and approximately 49% of our revenue in the six months ended June 30, 2014, or $24.0 million. Our agreement with Google was renewed in March 2014 for a three year term and expires in February 2017 unless we and Google mutually elect to renew it. Additionally, Google may terminate our agreement if we experience a change in control, if we enter into an agreement providing for a change in control, if we do not maintain certain search and display advertising revenue levels or if we fail to conform to Google's search policies and advertising policies. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of Internet traffic. Any changes in these methodologies, metrics and advertising technology platforms could decrease the advertising rates that we receive and/or the amount of revenue that we generate from display advertisements. If advertisers were to discontinue their advertising via Internet searches, if Google's revenue from search-based advertising were to decrease, if Google's share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be materially and adversely affected. Moreover, consumers' increased use of search tools other than the Google-branded search tool we provide would have similar effects.
A loss of any significant customer could negatively affect our financial performance.
We derive a substantial portion of our revenue from a small number of customers. Revenue attributable to these customers includes the subscriber-based revenue earned directly from them, as well as the search and display advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our start experiences. For example, revenue attributable to Charter, CenturyLink (including our revenue attributable to Qwest) and Toshiba together accounted for approximately 62% of our revenue for the year ended December 31, 2011, or $56.9 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other two customers accounting for more than 10% in such period. Revenue attributable to Charter, CenturyLink (including revenue attributable to Qwest), Toshiba and Verizon together accounted for approximately 73% of our revenue for the year ended December 31, 2012, or $88.4 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other three customers accounting for more than 10% in such period. Revenue attributable to Charter, CenturyLink (including revenue attributable to Qwest), Toshiba and Verizon together accounted for approximately 68% of our revenue for the year ended December 31, 2013, or $75.6 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other three customers accounting for more than 10% in such period. Revenue attributable to Charter, CenturyLink (including revenue attributable to Qwest), Toshiba and Verizon together accounted for approximately 66% of our revenue for the six months ended June 30, 2014, or $32.5 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other three customers accounting for more than 10% in such period.
Our contracts with our customers generally have an initial term of approximately two to three years from the launch of their start experiences and frequently provide for one or more automatic renewal terms of one to two years each. If any one of these key contracts is not renewed or is otherwise terminated, or if revenue from these significant customers declines because of competitive or other reasons, our revenue would decline and our ability to achieve or sustain profitability would be impaired. For example, in May 2013 we entered into an amendment to our agreement with Charter which enables Charter to terminate the agreement upon 90 days’ written notice, and in June 2014 we entered into an amendment to our agreement with Charter reducing the breadth of the services that we provide to Charter. Accordingly, we expect revenue attributable to Charter to decline in future periods. In addition to the loss of subscriber-based revenue, including start experience and paid content sales, we would also lose significant revenue from the related search and display advertising services that we provide. In addition to the decline of revenue, we may have to impair our long-lived assets, to the extent that such assets are used exclusively to support these customers, which would adversely impact our results of operations and financial position.
We have a history of significant net losses and may not be profitable in future periods.
We have incurred significant losses in each year of operation other than 2009, 2011, and 2012, including a net loss of $3.6 million in 2010 and a net loss of $1.4 million in 2013. We experienced a net loss of $3.9 million in the six months ended June 30, 2014 as compared to a net loss of $0.7 million for the six months ended June 30, 2013. Our net income in 2009, 2011, and 2012 was $0.3 million, $9.9 million, and $3.8 million, respectively. Our expenses may increase in future periods as we implement initiatives designed to grow our business including, among other things, the development and marketing of new services and products, licensing of content, expansion of our infrastructure and international expansion. If our revenue does not sufficiently increase to offset these expected increases in operating expenses, we may incur significant losses and may not be profitable. Our revenue for the six months ended June 30, 2014 declined as compared to the same period in 2013, and our revenue in 2013 declined as compared to 2012. Accordingly, we may not be able to return to or maintain profitability in the future. Any failure to maintain profitability may materially and adversely affect our business, financial condition and results of operations.
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
To retain our existing customers, attract new customers and increase revenue, we must continue to develop and introduce new services and products on a timely basis and continue to develop additional features to our existing product base. If our existing and prospective customers do not perceive that we will deliver our services and products on schedule, or if they do not perceive our services and products to be of sufficient value and quality, we may lose the confidence of our existing customers and fail to increase sales to these existing customers, and we may not be able to attract new customers, each of which would adversely affect our operating results.
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
Our revenue from high-speed Internet service providers, including our search and display advertising revenue generated by online consumer traffic on our start experiences, accounted for approximately 86% of our revenue in 2011, approximately 80% in 2012, approximately 83% in 2013, and approximately 85% in the six months ended June 30, 2014. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated subscriber-based and search and display advertising revenue. Under our agreements with some of our customers, including Charter, Verizon and CenturyLink, they have the right to terminate the agreement if we are acquired by one of their competitors.
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

•	any failure of significant customers to renew their agreements with us;

•	our ability to attract new customers;

•	our ability to increase sales of value added services and paid content to existing subscribers;

•	any development by our significant customers of the in-house capacity to replace the services we provide;

•	the timing and success of new service and product introductions by us, our customers or our competitors;

•	variations in the demand for our services and products and the implementation cycles of our services and products by our customers;

•	changes to Internet browser technology that renders our start experiences less competitive;

•	changes in our pricing policies or those of our competitors;

•	changes in the prices our customers charge for value added services and paid content;

•	service outages, other technical difficulties or security breaches;

•	limitations relating to the capacity of our networks, systems and processes;

•	our failure to accurately estimate or control costs, including costs related to the initial launch of new customers;

•	maintaining appropriate staffing levels and capabilities relative to projected growth;

•	the timing of costs related to the development or acquisition of technologies, services or businesses to support our existing customers and potential growth opportunities; and

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses.
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
Other risks of doing business in international markets include the increased risks and burdens of complying with different legal and regulatory standards, difficulties in managing and staffing foreign operations, recruiting and retaining talented direct sales personnel, limitations on the repatriation of funds and fluctuations of foreign exchange rates, varying levels of Internet technology adoption and infrastructure and our ability to enforce contracts and our intellectual property rights in foreign jurisdictions. In addition, our success in international expansion could be limited by barriers to international expansion such as tariffs, adverse tax consequences and technology export controls. If we cannot manage these risks effectively, the costs of doing business in some international markets may be prohibitive or our costs may increase disproportionately to our revenue. Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks.
Our agreements with some of our customers and content providers require fixed payments, which could adversely affect our financial performance.
Certain of our agreements with customers and content providers require us to make fixed payments to them. The aggregate amount of such fixed payments for the years ending December 31, 2014 (six months remaining), 2015, 2016, and the two years thereafter are approximately $2.4 million, $1.6 million, $1.1 million, and $0.4 million, respectively. We are required to make these fixed payments regardless of the achievement of any revenue objectives or subscriber or usage levels. If we do not achieve our financial objectives, these contractual commitments would constitute a greater percentage of our revenue than originally anticipated and would adversely affect our profitability.
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
We depend on the continued contributions of our senior management and other key personnel, especially Himesh Bhise, our new President and Chief Executive Officer effective August 4, 2014, George G. Chamoun, our Executive Vice President of Sales and Marketing, Scott A. Bailey, our Chief Operating Officer, and William J. Stuart, our Chief Financial Officer. The loss of the services of any of our current executive officers or other key employees could harm our business and our prospects. All of our executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time.
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
Following the merger of our predecessor companies, Chek, Inc., or Chek, and MyPersonal.com, Inc., or MyPersonal, to form Synacor, we expanded our business primarily through organic growth. We have sought to, and may in the future continue to seek to, grow through strategic acquisitions. As we strive to return the Company to growth, this may place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new technologies and acquisitions into our existing business will require us to continue to expand our operational, fi nancial and management information systems and to continue to retain, attract, train, motivate and manage key employees. Growth could strain our ability to:

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
The operation of our business and our growth strategy may require significant additional capital, especially if we were to accelerate our expansion and acquisition plans. If the cash generated from operations and otherwise available to us is not sufficient to meet our capital requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We may not be able to raise needed capital on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may cause our existing stockholders to suffer substantial dilution. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. Any debt financing obtained by us in the future could contain restrictive covenants that may potentially restrict our operations, and if we do not effectively manage our business to comply with those covenants, our business, financial condition and results of operations could be adversely affected. If new sources of financing are required but are insufficient or unavailable, we could be required to delay, abandon or otherwise modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.
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
We have derived and expect to continue to derive a substantial portion of our revenue from display advertising on our start experiences. Such advertising accounted for approximately 23%, 27%, and 29% of our revenue for the years ended December 31, 2011, 2012, and 2013, respectively, and 29% of our revenue for the six months ended June 30, 2014. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

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
While we have determined that our internal control over financial reporting was effective as of December 31, 2013, as indicated in our Management Report on Internal Control over Financial Reporting included in our Annual Report on Form 10‑K for the year ended December 31, 2013 (as amended), we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end, or if our independent registered public accounting firm, when required, is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.
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
As of June 30, 2014, we had substantial federal and state net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation's ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “five-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. For these purposes, a five-percent stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding stock. In addition, persons who own less than 5% of the outstanding stock are grouped together as one or more “public groups,” which are also treated as five-percent stockholders. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset United States federal and state taxable income and taxes may be subject to limitations.
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

We have derived and expect to continue to derive a substantial majority of our revenue from search and display advertising on our start experiences. Such search and display advertising revenue accounted for approximately 79%, 83%, and 81% of our revenue for the years ended December 31, 2011, 2012, and 2013, or $72.1 million, $101.6 million, and $90.4 million, respectively, and 78% of our revenue for the six months ended June 30, 2014, or $38.4 million. However, the prospects for continued demand and market acceptance for Internet advertising are uncertain. If advertisers do not continue to increase their usage of the Internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the Internet. Most advertising agencies and potential advertisers, particularly local advertisers, have only limited experience advertising on the Internet and devote only a small portion of their advertising expenditures to online advertising. As the Internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for Internet advertising. Many historical predictions by industry analysts and others concerning the growth of the Internet as a commercial medium have overstated the growth of the Internet and you should not rely upon them. This growth may not occur or may occur more slowly than estimated.
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
Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own or control, directly or indirectly, as of August 9, 2014 over 30% of our outstanding common stock. As a result, these stockholders, if they act together, would have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they act together, would have the ability to influence significantly the management and affairs of our company. Accordingly, this concentration of ownership might harm the trading price of our common stock by:

•	delaying, deferring or preventing a change in our control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Our business could be negatively affected as a result of actions of stockholders or others.
In June and July 2014, entities associated with JEC Capital Partners and Ratio Capital Partners indicated, through filings with the Securities and Exchange Commission, that they each beneficially own some 4.9% of our outstanding shares of common stock. There can be no assurance that JEC Capital Partners, Ratio Capital Partners or another third party will not make an unsolicited takeover proposal in the future or take other action to acquire control of us. Considering and responding to any future proposal is likely to result in significant additional costs to us, and future acquisition proposals, other stockholder actions to acquire control and the litigation that often accompanies them, if any, are likely to be costly and time-consuming and may disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or potential changes to the composition of the Board of Directors may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce their reliance on, the services we provide or do business with our competitors instead of us because of any such issues, then our business, operating results and financial condition would be adversely affected.
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
Finally, on July 14, 2014 we implemented a stockholder rights plan, also called a poison pill, which may have the effect of discouraging or preventing a change of control of us by, among other things, making it uneconomical for a third-party to acquire us on a hostile basis.
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
The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on August 8, 2014, our trading price has ranged from $2.12 to $18.00. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to the various factors set forth in this "Risk Factors" section, as well as:

•	variations in our financial performance;

•	announcements of technological innovations, new services and products, strategic alliances, asset acquisitions, or significant agreements by us or by our competitors;

•
recruitment or departure of key personnel, such as the departure of Mr. Frankel, our former President and Chief Executive Officer, and the appointment of Himesh Bhise, our current President and Chief Executive Officer;

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

In the quarterly period ended June 30, 2014, we issued and sold an aggregate of 30,000 shares of our common stock to Armstrong Diversified Investments for aggregate consideration of approximately $1,200 upon the exercise of stock options that were granted under our 2000 Stock Plan. These securities were not registered under the Securities Act. Instead the sale of securities described in this Item 2 was deemed to be exempt under Section 4(2) of the Securities Act as a sale to an “accredited investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act. The recipient of the securities in the transaction described above represented its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution and appropriate legends were affixed to the shares issued in this transaction.
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
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014-January 31, 2014	0	0	0	$0
February 1, 2014-February 28, 2014	0	0	0	$0
March 1, 2014-March 31, 2014	22,000 (1)	$2.5256	22,000 (1)(2)	$4,944,436.80
April 1, 2014-April 30, 2014	103,050 (1)	$2.4784	103,050 (1)(2)	$4,689,037.68
May 1, 2014-May 31, 2014	104,000 (1)	$2.4183	104,000 (1)(2)	$4,437,521.92
June 1, 2014-June 30, 2014	0	0	0	$4,437,521.92
Notes:

(1)	Represents shares of outstanding common stock.

(2)
On March 5, 2014, we announced that our Board of Directors had approved a Stock Repurchase Program, which authorized the repurchase of up to $5,000,000 worth of or outstanding common stock. The Stock Repurchase Program has no expiration date, and may be suspended or discontinued at any time without notice. All such shares were repurchased under the Stock Repurchase Program. Additionally, as of August 8, 2014, we have repurchased a total of 229,050 shares of our common stock under the Stock Repurchase Program at an average price per share of $2.4557. As of August 8, 2014, we may yet purchase up to $4,437,521.92 worth of our outstanding common stock under the Stock Repurchase Program.

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

SYNACOR, INC.
August 14, 2014	By:	/s/ HIMESH BHISE
Himesh Bhise
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2014	By:	/s/ WILLIAM J. STUART
William J. Stuart
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1*	Amendment #3 to Master Services Agreement between Verizon Corporate Services Group, Inc. and Synacor, Inc. dated as of June 6, 2014.
10.2*	Amendment #5 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated as of June 12, 2014.
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema Linkbase Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Definition Linkbase Document
101.LAB†	XBRL Taxonomy Labels Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Confidential treatment requested for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.

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