Form 10-Q
period 2014-09-30
Synacor, Inc.
filed 2014-11-14
CIK 1408278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2014, there were 27,380,870 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets—Unaudited as of December 31, 2013 and September 30, 2014	1
	Condensed Consolidated Statements of Operations—Unaudited for the Three and Nine Months Ended September 30, 2013 and 2014	2
	Condensed Consolidated Statements of Comprehensive Loss—Unaudited for the Three and Nine Months Ended September 30, 2013 and 2014	3
	Condensed Consolidated Statements of Cash Flows—Unaudited for the Nine Months Ended September 30, 2013 and 2014	4
	Notes to the Condensed Consolidated Financial Statements—Unaudited as of December 31, 2013 and September 30, 2014, and for the Three and Nine Months Ended September 30, 2013 and 2014	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II — OTHER INFORMATION		28
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	48
SIGNATURES		49

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
SYNACOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED
AS OF DECEMBER 31, 2013 AND SEPTEMBER 30, 2014
(In thousands except for share and per share data)

	December 31, 2013	September 30, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,397	$24,359
Accounts receivable—net of allowance of $76 and $328	14,569	16,908
Prepaid expenses and other current assets	1,691	1,790
Deferred income taxes	314	1,150
Total current assets	52,971	44,207
PROPERTY AND EQUIPMENT—Net	14,085	15,536
DEFERRED INCOME TAXES, NON-CURRENT	4,455	6,255
OTHER LONG-TERM ASSETS	348	127
GOODWILL	1,565	1,565
CONVERTIBLE PROMISSORY NOTE	1,000	1,000
INVESTMENT IN EQUITY INTEREST	365	141
TOTAL ASSETS	$74,789	$68,831
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,573	$10,794
Accrued expenses and other current liabilities	5,177	7,050
Current portion of capital lease obligations	1,946	1,276
Total current liabilities	20,696	19,120
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	885	1,344
OTHER LONG-TERM LIABILITIES	977	366
Total liabilities	22,558	20,830
COMMITMENTS AND CONTINGENCIES (Note 6)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding at December 31, 2013 and September 30, 2014	—	—
Common stock, $0.01 par value—100,000,000 shares authorized, 27,684,598 issued and 27,365,098 outstanding at December 31, 2013, and 100,000,000 authorized, 27,931,603 issued and 27,379,450 shares outstanding at September 30, 2014	277	279
Treasury stock—at cost, 319,500 shares at December 31, 2013 and 552,153 shares at September 30, 2014	(569)	(1,141)
Additional paid-in capital	102,226	105,075
Accumulated deficit	(49,705)	(56,220)
Accumulated other comprehensive income	2	8
Total stockholders’ equity	52,231	48,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,789	$68,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014
(In thousands except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
REVENUE	$26,551	$26,231	$82,402	$75,670
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation shown separately below)	14,083	14,386	43,864	41,404
Research and development (exclusive of depreciation shown separately below)	7,404	7,577	21,548	22,188
Sales and marketing	2,058	2,601	6,332	7,194
General and administrative (exclusive of depreciation shown separately below)	2,805	4,090	8,772	10,689
Depreciation	1,119	1,133	3,387	3,308
Gain on sale of domain	—	—	—	(1,000)
Total costs and operating expenses	27,469	29,787	83,903	83,783
LOSS FROM OPERATIONS	(918)	(3,556)	(1,501)	(8,113)
OTHER EXPENSE	(15)	(14)	(30)	—
INTEREST EXPENSE	(39)	(75)	(140)	(186)
LOSS BEFORE INCOME TAXES AND EQUITY INTEREST	(972)	(3,645)	(1,671)	(8,299)
BENEFIT FOR INCOME TAXES	(260)	(1,288)	(446)	(2,613)
LOSS IN EQUITY INTEREST	(120)	(239)	(314)	(829)
NET LOSS	$(832)	$(2,596)	$(1,539)	$(6,515)

NET LOSS PER SHARE:
Basic	$(0.03)	$(0.09)	$(0.06)	$(0.24)
Diluted	$(0.03)	$(0.09)	$(0.06)	$(0.24)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE:
Basic	27,333,693	27,378,299	27,293,898	27,391,159
Diluted	27,333,693	27,378,299	27,293,898	27,391,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS—UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Net loss	$(832)	$(2,596)	$(1,539)	$(6,515)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1	(3)	7	6
Comprehensive loss	$(831)	$(2,599)	$(1,532)	$(6,509)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014
(In thousands)

	Nine Months Ended September 30,
	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,539)	$(6,515)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation	3,387	3,308
Stock-based compensation expense	1,862	2,754
Gain on sale of domain	—	(1,000)
Provision for deferred income taxes	(468)	(2,636)
Loss in equity interest	314	829
Change in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	1,265	(2,338)
Prepaid expenses and other current assets	(408)	(84)
Other long-term assets	115	221
Accounts payable	(2,586)	(2,099)
Accrued expenses and other current liabilities	(1,246)	1,877
Other long-term liabilities	64	(611)
Net cash provided (used) in operating activities	760	(6,294)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,550)	(3,945)
Investment in equity interest	(400)	(605)
Proceeds from sale of domain	—	1,000
Cash paid for business acquisition	(500)	—
Purchase of convertible promissory note	(1,000)	—
Net cash used in investing activities	(6,450)	(3,550)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on capital lease obligations	(1,662)	(1,700)
Proceeds from exercise of common stock options	179	62
Purchase of treasury stock	—	(562)
Net cash used in financing activities	(1,483)	(2,200)
Effect of exchange rate changes on cash and cash equivalents	7	6
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,166)	(12,038)
CASH AND CASH EQUIVALENTS—Beginning of period	41,944	36,397
CASH AND CASH EQUIVALENTS—End of period	$34,778	$24,359
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$125	$186
Cash paid for income taxes	$138	$112
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Property and equipment financed under capital lease obligations	$490	$1,458
Service agreement financed under capital lease obligations	$—	$31
Accrued property and equipment expenditures	$808	$39
Stock based compensation capitalized to property and equipment	$—	$37
Treasury stock received to satisfy minimum tax withholding liabilities	$—	$9
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
AS OF DECEMBER 31, 2013 AND SEPTEMBER 30, 2014, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

1. The Company and Summary of Significant Accounting Policies
Synacor, Inc., together with its consolidated subsidiary, Synacor Canada, Inc. (collectively, the “Company”), is a leading provider of start experiences (startpages and homescreens), TV Everywhere, Identity Management (“IDM”) and various cloud-based services across multiple devices for cable, satellite, telecom and consumer electronics companies. The Company is also a leading provider of authentication and aggregation solutions enabling the delivery of personalized online content. The Company's technology allows its customers to package a wide array of personalized online content and cloud-based services with their high-speed Internet, communications, television and other digital offerings. The Company's customers offer the Company's services under their own brands on Internet-enabled devices such as PCs, tablets, smartphones and connected TVs.
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
Concentrations of Risk — As of December 31, 2013 and September 30, 2014, and for the three and nine months ended September 30, 2013 and 2014, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable and revenue as follows:

	Accounts Receivable
	December 31, 2013	September 31, 2014
Google	47%	22%
Display Advertising Partner	11%	10%

	Revenue		Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Google	50%	39%	52%	45%

For the three and nine months ended September 30, 2013 and 2014, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue. The costs represent revenue share paid to customers for their supply of Internet traffic on the Company's start experiences:

	Cost of Revenue		Cost of Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Customer A	24%	22%	21%	23%
Customer B	13%	14%	13%	13%
Customer C (1)	10%	N/A	11%	10%
Customer D	15%	16%	13%	12%

Notes:

(1)	For the three months ended September 30, 2014, the cost of revenue-share payments received by Customer C were less than 10%.
Sale of Domain — In June 2014, the Company executed a transaction to sell a domain name of its legacy business. The sale amounted to $1.0 million and the entire amount was recorded as a gain on the sale in the consolidated statement of operations during the second quarter of 2014.

Rights Plan — On July 14, 2014 the board of directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock and adopted a stockholder rights plan (the “Rights Plan”). The dividend was paid on July 14, 2014 to the stockholders of record at the close of business on that date. Each Right allows its holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock (a “ Series A Junior Preferred Share”) for $10.00 per share (the “Exercise Price”), if the Rights become exercisable. This portion of a Series A Junior Preferred Share will give the stockholder approximately the same dividend, voting, and liquidation rights as would one share of common stock. Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights. On July 14, 2014, in conjunction with the adoption of the Rights Plan, the Company designated 2,000,000 shares of its Preferred Stock as Series A Junior Participating Preferred Stock.

The Rights will not be exercisable until 10 days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 10% or more of the Company’s outstanding common stock (the “Distribution Date”). If a person or group becomes an Acquiring Person, each Right will entitle its holder (other than such Acquiring Person) to purchase for $10.00 per share, a number of shares of the Company’s common stock having a market value of twice such price based on the market price of the common stock prior to such acquisition. Additionally, if the Company is acquired in a merger or similar transaction after the Distribution Date, each Right will entitle its holder (other than such Acquiring Person) to purchase for $10.00 per share, a number of shares of the acquiring corporation with a market value of $20.00 per share based on the market price of the acquiring corporation’s stock, prior to such merger. In addition, at any time after a person or group becomes an Acquiring Person, but before such Acquiring Person or group owns 50% or more of the Company’s common stock, the board of directors may exchange one share of the Company’s common stock for each outstanding Right (other than Rights owned by such Acquiring Person, which would have become void). An Acquiring Person will not be entitled to exercise the Rights.
The Rights will expire on July 14, 2017, provided that if the Company’s stockholders have not ratified the Rights Plan by July 14, 2015, the Rights will expire on such date.
Reduction In Workforce — On September 28, 2014, the Company's board of directors approved a cost reduction plan. The plan involves a reduction in the Company’s workforce by approximately 70 employees. The pretax severance charge and outplacement services resulting from the reduction in workforce, combined with the Company's separation from its former Chief Operating Officer, amounted to $1.3 million. Of the $1.3 million in costs, $0.5 million was recorded to research and development, $0.2 million was recorded to sales and marketing and $0.6 million was recorded to general and administrative in the accompanying statement of operations for the three and nine months ended September 30, 2014. As of September 30, 2014, $1.1 million of the reduction in workforce costs remain in accrued expenses and other current liabilities on the condensed consolidated balance sheet.

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

2. Investments and Fair Value Measurements
In July 2013, the Company made a $1.0 million investment (in the form of a convertible promissory note) in a privately held Delaware corporation called Blazer and Flip Flops, Inc., or B&FF (doing business as The Experience Engine). B&FF is a professional services company whose principals have experience integrating its customers' systems with their consumers' devices, including smartphones and tablets.
The investment in B&FF is considered an available-for-sale security and is reported on the Company’s condensed consolidated balance sheets as a convertible promissory note.
The provisions of the FASB Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures, establish a framework for measuring the fair value in accordance with U.S. GAAP and establish a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:
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
The Company classifies its investment in B&FF within Level 3 because it is valued using unobservable inputs. As of September 30, 2014, the estimated fair value is equal to the carrying amount, which was the purchase price of $1.0 million.

3. Property and Equipment—Net
Property and equipment, net consisted of the following:

	December 31, 2013	September 30, 2014
	(in thousands)
Computer equipment (1)	$19,361	$20,920
Computer software	4,625	5,241
Furniture and fixtures	1,634	1,772
Leasehold improvements	1,044	1,232
Work in process (primarily software development costs)	3,893	6,148
Other	173	173
	30,730	35,486
Less accumulated depreciation (2)	(16,645)	(19,950)
Total property and equipment—net	$14,085	$15,536

Notes:

(1)	Includes equipment under capital lease obligations of $5.3 million and $6.7 million as of December 31, 2013 and September 30, 2014, respectively.

(2)	Includes $2.1 million and $3.0 million of accumulated depreciation of equipment under capital leases as of December 31, 2013 and September 30, 2014, respectively.

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2013	September 30, 2014
	(in thousands)
Accrued compensation	$2,787	$4,066
Accrued content fees	580	1,300
Unearned revenue on contracts	247	410
Other	1,563	1,274
Total	$5,177	$7,050

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
The following table sets forth revenue and long-lived tangible assets by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(in thousands)		(in thousands)
Revenue
United States	$26,386	$26,070	$81,883	$75,174
International	165	161	519	496
Total revenue	$26,551	$26,231	$82,402	$75,670

	December 31, 2013	September 30, 2014
	(in thousands)
Long-lived tangible assets
United States	$13,825	$15,040
Canada	—	411
International	260	85
Total long-lived tangible assets	$14,085	$15,536

6. Commitments and Contingencies
Contract Commitments — The Company is obligated to make payments under various contracts with vendors and other business partners, principally for revenue-share and content arrangements. Contract commitments as of September 30, 2014 are summarized as follows:

Year ending December 31:	(in thousands)
2014 (remaining three months)	$1,288
2015	1,630
2016	1,080
2017	360
2018	—
Due after 5 years	—
Total contract commitments	$4,358
Teknision Acquisition — The balance of the approximately $1.0 million purchase price to acquire the assets of Teknision, Inc. ("Teknision") is due in May 2015 unless such amount is offset in satisfaction of certain indemnification obligations of Teknision. The remaining payment of $0.5 million is recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet.
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
Preferred Stock — Effective on February 15, 2012, the Company’s board of directors and stockholders approved the Fifth Amended and Restated Certificate of Incorporation. The total number of preferred shares that the Company is authorized to issue is 10,000,000 with a par value of $0.01 per share, 2,000,000 of which have been designated as Series A Junior Participating Preferred Stock pursuant to the Rights Plan. None have been issued to date.

Stock Repurchases — Effective February 26, 2014 the board of directors approved a Stock Repurchase Program, which authorizes a repurchase of up to $5.0 million worth of the Company's outstanding common stock. The Stock Repurchase Program has no expiration date, and may be suspended or discontinued at any time without notice. The Company repurchased all shares with cash resources.
The following table sets forth the shares of common stock repurchased through the program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Shares of common stock repurchased	—	—	—	229,050
Value of common stock repurchased (in thousands)	$—	$—	$—	$562
Withhold to Cover — During the nine months ended September 30, 2014, certain employees, in lieu of paying withholding taxes on the vesting of certain shares of restricted stock awards, authorized the withholding of 3,603 shares of the Company's common stock to satisfy their minimum statutory tax withholding requirements related to such vesting. These shares were recorded as treasury stock using the cost method at the per share closing price on the date of vesting. No shares of the Company's common stock were withheld to cover minimum statutory tax withholding requirements during the nine months ended September 30, 2013.

8. Stock-based Compensation
The fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model, and stock-based compensation is recorded over the requisite service period. The Company recorded $0.7 million and $1.2 million of stock-based compensation expense for the three months ended September 30, 2013 and 2014, respectively. Stock-based compensation for the nine months ended September 30, 2013 and 2014 amounted to $1.9 million and $2.8 million, respectively. No income tax deduction is allowed for incentive stock options ("ISOs"). Accordingly, no deferred income tax asset is recorded for the potential tax deduction related to these options. Expense related to stock option grants of non-qualified stock options ("NSOs") result in a temporary difference, which gives rise to a deferred tax asset.
Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the periods presented, is as follows :

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(in thousands)		(in thousands)
Research and development	$318	$691	$860	$1,392
Sales and marketing	97	129	249	361
General and administrative	268	406	753	1,001
Total stock-based compensation expense	$683	$1,226	$1,862	$2,754

Stock Option Activity — A summary of the stock option activity for the nine months ended September 30, 2014 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding—January 1, 2014	5,770,168	$3.85
Granted (1)	4,972,895	$2.56
Exercised	(236,755)	$0.26
Forfeited (1)	(2,978,768)	$4.50
Outstanding—September 30, 2014	7,527,540	$2.85	$283	7.17
Vested and expected to vest—September 30, 2014	6,869,530	$2.89	$283	6.97
Vested and exercisable—September 30, 2014	3,341,870	$3.18	$281	4.55
Note:
(1) The number of options granted and forfeited includes options cancelled and replaced in conjunction with the modifications described below.

Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the NASDAQ as of September 30, 2014 was $1.91 per share. The total intrinsic value of options exercised for the three months ended September 30, 2014 was minor and total intrinsic value of options exercised for the nine months ended September 30, 2014 amounted to $0.5 million. The weighted average fair value of options issued, excluding the options issued as replacements in the modifications below, during the nine months ended September 30, 2014 amounted to $1.32.
As of September 30, 2014, the unrecognized compensation cost related to non-vested options granted, for which vesting is probable, under the plan was approximately $6.8 million. This cost is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of shares vested was $1.3 million for the nine months ended September 30, 2014.
Option Modifications — Pursuant to the transition agreement the Company entered into in March 2014 with Ronald Frankel, its former President and CEO, 752,725 of Mr. Frankel's options to purchase common stock of the Company were modified to accelerate vesting for options that would have otherwise been forfeited during the transition period to the beginning of the transition period ("Transition Date"), and the period options are exercisable is now the earlier of the third anniversary of the Transition Date or the original 10 year contractual term of each option. The total incremental expense resulting from Mr. Frankel's modification is $0.2 million.
Effective August 4, 2014, the compensation committee of the Company's board of directors agreed to modify all outstanding employee options with an exercise price of $3.00 per share or greater, other than options held by directors and executive officers, by resetting the exercise price per share to the closing price of the Company's common stock on August 4, 2014. As a result of the modification, 203 employees had a total of 1,547,382 options reset to an exercise price of $2.38 per share. The total incremental compensation expense resulting from the August 2014 modification is $0.6 million. During the three and nine months ended September 30, 2014, the Company recorded $0.3 million expense related to the modification. The remaining expense will be recorded over the remaining requisite service period.

Non-plan Option Grant — On August 4, 2014, the Company appointed Himesh Bhise as President and CEO of the Company. In conjunction with the effective date of Mr. Bhise's first day of employment, and as part of Mr. Bhise's compensation, the Company awarded Mr. Bhise options to purchase 2,001,338 shares of the Company's common stock with an exercise price of $2.38 per share.

RSU Activity — A summary of RSU activity for the nine months ended September 30, 2014, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested—January 1, 2014	45,000	$5.46
Granted	913,638	$2.22
Released	(10,250)	$5.64
Forfeited	(39,000)	$2.70
Unvested—September 30, 2014	909,388	$2.32
Expected to vest—September 30, 2014	825,609	$2.43
As of September 30, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $2.1 million, which is expected to be recognized over the next 2.9 years.

9. Investment in Equity Interest
In March 2013, the Company entered into a Joint Venture Agreement, pursuant to which it owns 50% of the outstanding common stock and 100% of the preferred stock of Synacor China, Ltd., or the JV Company. The Company has agreed to provide up to $2.0 million in funding to the JV Company over the two-year period following the initial funding. The Company provided $0.9 million of funding to the JV Company during the year ended December 31, 2013, and $0.6 million of funding during the nine months ended September 30, 2014. The JV Company will, through its wholly foreign-owned subsidiary in the People's Republic of China (the “PRC”), supply start experiences, authentication and aggregation solutions for the delivery of online content and services to customers in the PRC.

The investment in the JV Company is being accounted for using the equity method and is classified as an investment in equity interest on the Company’s condensed consolidated balance sheets. The Company records its share of the results of the JV Company within earnings in equity interest. Because the Company provided nearly all of the capital to form the JV Company, the Company has recorded 100% of the losses incurred by the JV Company within loss in equity interest in the condensed consolidated statements of operations. Since acquiring its interest in the JV Company in 2013, the Company has recorded, in accumulated deficit, cumulative losses in equity interest of $1.4 million.

The following tables represents summarized financial information of the JV Company for the three and nine months ended September 30, 2013 and 2014, and as of December 31, 2013 and September 30, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(in thousands)		(in thousands)
Revenue	$—	$—	$—	$—
Loss from operations	(120)	(239)	(314)	(829)
Net loss	$(120)	$(239)	$(314)	$(829)

	December 31, 2013	September 30, 2014
	(in thousands)
Total assets	$442	$218
Total liabilities	$77	$77

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
The following table presents the calculation of basic and diluted net loss per share for the three and nine month periods ended September 30, 2013 and 2014:

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2013	2014	2013	2014
	(in thousands, except share and per share data)
Basic net loss per share:
Numerator:
Net loss	$(832)	$(2,596)	$(1,539)	$(6,515)
Denominator:
Weighted-average common shares outstanding	27,333,693	27,378,299	27,293,898	27,391,159

Basic net loss per share	$(0.03)	$(0.09)	$(0.06)	$(0.24)

Diluted net loss per share:
Numerator:
Net loss	$(832)	$(2,596)	$(1,539)	$(6,515)
Denominator:
Number of shares used in basic calculation	27,333,693	27,378,299	27,293,898	27,391,159
Add weighted-average effect of dilutive securities:
None	—	—	—	—
Number of shares used in diluted calculation	27,333,693	27,378,299	27,293,898	27,391,159

Diluted net loss per share	$(0.03)	$(0.09)	$(0.06)	$(0.24)
The following equivalent shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended, September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Antidilutive equity awards:
Stock options and RSUs	5,529,388	8,436,928	5,529,388	8,436,928

11. Subsequent Events

Amendment to Loan Agreement — On October 28, 2014, the Company entered into the First Amendment to the Loan and Security Agreement (the “Amendment”) with Silicon Valley Bank (“SVB”), which amends the financial covenants and certain definitions that are used in the financial covenants of the Loan and Security Agreement dated as of September 27, 2013 (the “ Loan Agreement”). The changes to financial covenants and certain definitions are effective September 30, 2014.

The Loan Agreement provides for a $10.0 million secured revolving line of credit with a stated maturity date of September 27, 2015. The secured revolving credit facility is available for cash borrowings and is subject to a borrowing formula based upon eligible accounts receivable. Borrowings under the Loan Agreement bear interest, at the Company’s election, at an annual rate of either 0.50% above the “prime rate” as published in The Wall Street Journal or LIBOR for the relevant period plus 3.00%. The Loan Agreement is secured by a first priority security interest in all the Company’s assets, including its intellectual property. As of September 30, 2014 and through the date of this filing, the Company is in compliance with its covenants under the Loan Agreement.

Board of Directors Appointment — Effective October 28, 2014, the board of directors appointed Scott Murphy as a director of the Company.  This appointment fills the one remaining vacancy on the Company's board of directors. Mr. Murphy will be a Class III director and serve in this role until the 2017 annual meeting of stockholders. Mr. Murphy was also appointed to the audit committee. Consistent with the Company’s non-employee director compensation policy, Mr. Murphy will receive annual cash retainers for his service on the board and the audit committee and an initial stock option grant of 50,000 shares.

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
For the three and nine months ended September 30, 2014, search and display advertising revenue was $20.6 million and $59.0 million, a decrease of 2% and 11% compared to $20.9 million and $66.4 million for the three and nine months ended September 30, 2013. Over the same periods, our unique visitors decreased by 5% and 6%, respectively, our search queries decreased by 25% and 26%, respectively, and our advertising impressions increased by 1% and decreased by 13%, respectively. Search revenue decreased by $3.1 million and $8.6 million for the three and nine months ended September 30, 2014 compared to the same periods ended September 30, 2013. We believe a material portion of the decrease in revenue was due to the placement of our start experiences on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. In addition, we believe the decrease was due to lower search activity associated with the increased usage of other devices such as tablets and smartphones generally across the consumer base. Display advertising revenue increased by $2.8 million and $1.1 million for the three and nine months ended September 30, 2014 compared to the same periods ended September 30, 2013 as a result of increased engagement and placement of video-based advertising. These increases were offset by pricing changes in one of our customer contracts, another customer’s implementation of more secure webmail, which affected our ability to insert display advertising on that customer’s webmail site, and operational changes in practices and policies for display advertising. We anticipate video-based advertising may become an increasing percentage of our advertising revenue which may also serve to increase our advertising cost per thousand impressions (referred to as cost per mille, or

CPMs). We also anticipate that the signing, and launching, of new customers and our mobile product initiatives will likely help add new search and display advertising revenue in future years.
Our subscriber-based revenue consists of fees charged for the use of our proprietary technology and for the use of, or access to, services, such as e-mail, security, TV Everywhere, online games, music and other value added services and paid content. During the three and nine months ended September 30, 2014, subscriber-based revenue was $5.7 million and $16.7 million, increases of 1% and 4% compared to $5.6 million and $16.0 million for the three and nine months ended September 30, 2013. This increase is primarily driven by growth in adoption of our TV Everywhere services by our customers. We believe there are opportunities to generate new sources of subscriber-based revenue, such as the introduction of new value added services, including those delivered on smartphones and tablets. We believe that the variety of value added services and the introduction of new value added services will also drive increased search and display advertising revenue.
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
For the three and nine months ended September 30, 2014, we derived revenue from over 50 customers, with revenue attributable to four customers, CenturyLink, Inc. or CenturyLink (including revenue attributable to Qwest Communications International, Inc., or Qwest, which merged with CenturyLink in April 2011), Charter Communications Inc., or Charter, Verizon Corporate Services Group, Inc., or Verizon, and Toshiba America Information Systems, Inc., or Toshiba, together accounting for approximately 68% and 67% of our revenue for the three and nine months ended September 30, 2014, or $17.9 million and $50.4 million, respectively. One of these customers accounted for 20% or more of revenue in such periods, and revenue attributable to each of the other three customers accounted for more than 10% in such periods.
Revenue attributable to our customers includes the subscriber-based revenue earned directly from them, as well as the search and display advertising revenue generated through our relationships with our search and display advertising partners (such as Google Inc., or Google, for search advertising and advertising networks, advertising agencies and advertisers for display advertising). This revenue is attributable to our customers because it is produced from the traffic on our start experiences. These partners provide us with advertisements that we then deliver with search results and other content on our start experiences. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In the three and nine months ended September 30, 2014, search advertising through our relationship with Google generated approximately 39% and 45% of our revenue, or $10.3 million and $34.2 million (all of which was attributable to our customers).
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
Key Initiatives
We are focused on several key initiatives to drive our business:

•	instill operating discipline and get Synacor back on sound financial footing;

•	increase value for existing customers by optimizing consumer experience and monetization;

•	innovate on Synacor-as-a-platform for advanced services;

•	win new customers in current and related verticals; and

•	extend product portfolio into emerging growth areas.
Key Business Metrics
In addition to the line items in our consolidated financial statements, we regularly review a number of business metrics related to Internet traffic and search and display advertising to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe disclosing these metrics is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key business metrics, which are unaudited, for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Key Business Metrics:
Unique Visitors (1)	19,373,165	18,382,373	19,773,438	18,667,739
Search Queries (2)	165,556,903	124,737,947	554,226,885	408,108,308
Advertising Impressions (3)	9,518,576,265	9,655,536,256	31,294,537,578	27,139,904,203
Notes:

(1)	Reflects the number of unique visitors to our start experiences computed on an average monthly basis during the applicable period.

(2)	Reflects the total number of search queries during the applicable period.

(3)	Reflects the total number of advertising impressions during the applicable period.
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

The following table shows the revenue in each category, both in amount and as a percentage of revenue, for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(in thousands)		(in thousands)
Revenue:
Search and display advertising	$20,944	$20,571	$66,429	$59,000
Subscriber-based	5,607	5,660	15,973	16,670
Total revenue	$26,551	$26,231	$82,402	$75,670
Percentage of revenue:
Search and display advertising	79%	78%	81%	78%
Subscriber-based	21	22	19	22
Total revenue	100%	100%	100%	100%
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
Other Expense
Other expense consists primarily of interest income earned and foreign exchange gains and losses.
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other U.S. GAAP results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(832)	$(2,596)	$(1,539)	$(6,515)
Benefit for income taxes	(260)	(1,288)	(446)	(2,613)
Interest expense	39	75	140	186
Other	15	14	30	—
Depreciation	1,119	1,133	3,387	3,308
Stock-based compensation	683	1,226	1,862	2,754
Loss on equity interest	120	239	314	829
Gain on sale of domain	—	—	—	(1,000)
Reduction in workforce severance and related costs	—	1,260	—	1,260
Adjusted EBITDA	$884	$63	$3,748	$(1,791)

Results of Operations
The following tables set forth our results of operations for the periods presented in amount and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(in thousands)		(in thousands)
Revenue	$26,551	$26,231	$82,402	$75,670
Costs and operating expenses:
Cost of revenue (1)	14,083	14,386	43,864	41,404
Research and development (1)(2)	7,404	7,577	21,548	22,188
Sales and marketing (2)	2,058	2,601	6,332	7,194
General and administrative (1)(2)	2,805	4,090	8,772	10,689
Depreciation	1,119	1,133	3,387	3,308
Gain on sale of domain	—	—	—	(1,000)
Total costs and operating expenses	27,469	29,787	83,903	83,783
Loss from operations	(918)	(3,556)	(1,501)	(8,113)
Other expense	(15)	(14)	(30)	—
Interest expense	(39)	(75)	(140)	(186)
Loss before income taxes and equity interest	(972)	(3,645)	(1,671)	(8,299)
Benefit for income taxes	(260)	(1,288)	(446)	(2,613)
Loss in equity interest	(120)	(239)	(314)	(829)
Net loss	$(832)	$(2,596)	$(1,539)	$(6,515)
Notes:

(1)	Exclusive of depreciation shown separately.

(2)	Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(in thousands)		(in thousands)
Research and development	$318	$691	$860	$1,392
Sales and marketing	97	129	249	361
General and administrative	268	406	753	1,001
	$683	$1,226	$1,862	$2,754

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenue	100%	100%	100%	100%
Costs and operating expenses:
Cost of revenue (1)	53	55	53	55
Research and development (1)	28	29	26	29
Sales and marketing	8	10	8	10
General and administrative (1)	11	16	11	14
Depreciation	4	4	4	4
Gain on sale of domain	—	—	—	(1)
Total costs and operating expenses	103	114	102	111
Loss from operations	(3)	(14)	(2)	(11)
Other expense	—	—	—	—
Interest expense	—	—	—	—
Loss before income taxes and equity interest	(4)	(14)	(2)	(11)
Benefit for income taxes	(1)	(5)	(1)	(3)
Loss in equity interest	—	(1)	—	(1)
Net loss	(3)	(10)	(2)	(9)
Note:

(1)	Exclusive of depreciation shown separately.
Comparison of the Three and Nine Months ended September 30, 2013 and 2014
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2014	% Change	2013	2014	% Change
	(in thousands)			(in thousands)
Revenue:
Search and display advertising	$20,944	$20,571	(2)%	$66,429	$59,000	(11)%
Subscriber-based	5,607	5,660	1	15,973	16,670	4
Total revenue	$26,551	$26,231	(1)	$82,402	$75,670	(8)
Percentage of revenue:
Search and display advertising	79%	78%		81%	78%
Subscriber-based	21	22		19	22
Total revenue	100%	100%		100%	100%
Three months ended 2013 compared to 2014. Revenue decreased by $0.3 million, or 1%, compared to the same period in 2013. Search revenue decreased by $3.1 million. We believe a material portion of the decrease was due to the placement of our start experiences on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. In addition, we believe the decrease was due to lower search activity associated with the increased usage of other devices such as tablets and smartphones generally across the consumer base. Display advertising revenue increased by $2.8 million as a result of increased engagement and placement of video-based advertising. Otherwise, advertising revenue remained relatively flat. Subscriber-based revenue increased $0.1 million, or 1% compared to the same period in 2013 mainly due to growth in adoption of our TV Everywhere service by our customers.
Nine months ended 2013 compared to 2014. Revenue decreased by $6.7 million, or 8%, compared to the same period in 2013. Search revenue decreased by $8.6 million. We believe a material portion of the decrease was due to the placement of our start experiences on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. In addition, we believe the decrease was due to lower search activity associated with the increased usage of other devices such as tablets and smartphones generally across the consumer base. Display advertising revenue increased by $1.1 million as a result of increased engagement and placement of video-based advertising. The increase in display advertising revenue attributable to video-based advertising was approximately $2.3 million, which was somewhat offset by pricing changes in one of our customer contracts, another customer’s implementation of more secure webmail, which affected our ability to insert display advertising on that customer’s webmail site, and operational changes in practices and policies for display advertising. Subscriber-based revenue increased $0.7 million, or 4% compared to the same period in 2013 mainly due to growth in adoption of our TV Everywhere service by our customers.
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2014	% Change	2013	2014	% Change
	(in thousands)			(in thousands)
Cost of revenue	$14,083	$14,386	2%	$43,864	$41,404	(6)%
Percentage of revenue	53%	55%		53%	55%

Three months ended 2013 compared to 2014. Our cost of revenue increased by $0.3 million, or 2% for the three months ended September 30, 2014 compared to the same period in 2013. The increase in our cost of revenue was driven by an increase in revenue-sharing costs from display advertising due to increase placement of video-based advertising, offset by decreased revenue-sharing costs from search due to declining search revenue. Cost of revenue as a percentage of revenue increased, from 53% to 55%, due to a shift in the mix of cost of revenue from search to video-based advertising.

Nine months ended 2013 compared to 2014. Our cost of revenue decreased by $2.5 million or 6% for the nine months ended September 30, 2014 compared to the same period in 2013. The decrease in our cost of revenue was driven by a decrease in revenue-sharing costs from search due to declining search revenue. The decrease was offset by an increase in revenue-sharing costs from display advertising due to increase placement of video-based advertising. Cost of revenue as a percentage of revenue increased, from 53% to 55%, due to a shift in the mix of cost of revenue from search to video-based advertising.

Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2014	% Change	2013	2014	% Change
	(in thousands)			(in thousands)
Research and development	$7,404	$7,577	2%	$21,548	$22,188	3%
Percentage of revenue	28%	29%		26%	29%

Three months ended 2013 compared to 2014. Research and development expenses increased by $0.2 million, or 2%, compared to 2013.

Nine months ended 2013 compared to 2014. Research and development expenses increased by $0.6 million, or 3%, compared to 2013.

The increase in each the three and nine month periods is due to severance and related expenses associated with our cost reduction plan of $0.5 million and additional stock-based compensation expense resulting from the repricing of stock options of $0.2 million, both of which were recorded during the third quarter of 2014. These increases were offset by a decrease in the use of outside consultants during 2014.

Sales and Marketing Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2014	% Change	2013	2014	% Change
	(in thousands)			(in thousands)
Sales and marketing	$2,058	$2,601	26%	$6,332	$7,194	14%
Percentage of revenue	8%	10%		8%	10%

Three months ended 2013 compared to 2014. Sales and marketing expenses increased by $0.5 million or 26% compared to 2013. This increase is primarily due to fees paid for market research performed by a third party consultant of $0.2 million combined with approximately $0.2 million severance and related expenses associated with our cost reduction plan recor ded during the three months ended September 30, 2014. We did not incur these costs during the three months ended September 30, 2013.

Nine months ended 2013 compared to 2014. Sales and marketing expenses increased by $0.9 million or 14% compared to 2013. This increase is due primarily to fees paid for market research performed by third party consultants of $0.4 million combined with approximately $0.2 million severance and related expenses associated with our cost reduction plan recorded during the nine months ended September 30, 2014. We did not incur these costs during the nine months ended September 30, 2013.

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2014	% Change	2013	2014	% Change
	(in thousands)			(in thousands)
General and administrative	$2,805	$4,090	46%	$8,772	$10,689	22%
Percentage of revenue	11%	16%		11%	14%

Three months ended 2013 compared to 2014. General and administrative expenses increased by $1.3 million or 46% compared to 2013. The increase is principally due to severance and related expenses associated with our cost reduction plan of $0.6 million, an increase in the provision for bad debt of $0.2 million and $0.4 million costs associated with our transition to a new CEO.

Nine months ended 2013 compared to 2014. General and administrative expenses increased by $1.9 million or 22% compared to 2013. The increase is principally due to severance and related expenses associated with our cost reduction plan of $0.6 million, an increase in the provision for bad debt of $0.3 million, higher than typical professional fees of $0.4 million and $0.7 million costs associated with our transition to a new CEO.

Depreciation

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2014	% Change	2013	2014	% Change
	(in thousands)			(in thousands)
Depreciation	$1,119	$1,133	1%	$3,387	$3,308	(2)%
Percentage of revenue	4%	4%		4%	4%

The change in depreciation was nominal for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. The minor fluctuations were primarily driven by the timing of purchases of assets such as computer equipment and development costs to support our investment in new projects, as well as timing of new projects being placed into service.

Gain on Sale of Domain

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2014	% Change	2013	2014	% Change
	(in thousands)			(in thousands)
Gain on sale of domain	$—	$—	—%	$—	$1,000	100%
Percentage of revenue	—%	—%		—%	1%

The gain on sale of a domain amounted to $1.0 million for the nine months ended September 30, 2014, which was equal to the sale price. The sale was unique to the second quarter of 2014 and no such transactions occurred in the comparative periods.

Other Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2014	% Change	2013	2014	% Change
	(in thousands)			(in thousands)
Other expense	$15	$14	7%	$30	$—	100%

Other expense consists mainly of interest income coupled with foreign currency transaction losses related to our international operations.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2014	% Change	2013	2014	% Change
	(in thousands)			(in thousands)
Interest expense	$39	$75	92%	$140	$186	33%
Our interest expense consists mainly of interest due on our capital lease obligations, for which the fluctuation in the three and nine months ended September 30, 2014 to the comparative periods is nominal.
Benefit for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2014	% Change	2013	2014	% Change
	(in thousands)			(in thousands)
Benefit for income taxes	$260	$1,288	395%	$446	$2,613	486%
Our income tax benefit increased for both the three and nine month periods ended September 30, 2013 and September 30, 2014. The increase in deferred tax benefit for each period is attributable to increases in our taxable losses for the corresponding periods.
Loss in Equity Interest

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2014	% Change	2013	2014	% Change
	(in thousands)			(in thousands)
Loss in equity interest	$(120)	$(239)	(99)%	$(314)	$(829)	164%
In 2013 we entered into a Joint Venture Agreement pursuant to which we own 50% of the outstanding common stock and 100% of the preferred shares of Synacor China, Ltd., or the JV Company. For the three and nine months ended September 30, 2014, we recorded our share of the losses of the JV Company of $0.2 million and $0.8 million, respectively.
Liquidity and Capital Resources
Our primary liquidity and capital resource requirements are for financing working capital, investing in capital expenditures such as computer hardware and software, supporting research and development efforts, introducing new technology, enhancing existing technology and marketing our services and products to new and existing customers. To the extent that existing cash and cash equivalents, cash from operations and availability of cash from short-term borrowings are insufficient to fund our future activities, we may need to raise additional funds through public or private equity offerings or debt financings.
In September 2013, we entered into a Loan and Security Agreement with Silicon Valley Bank ("Lender"), which we amended in October 2014 (as amended, the "Loan Agreement").  The Loan Agreement provides for a $10.0 million secured revolving line of credit with a stated maturity of September 27, 2015.  The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of September 30, 2014, due to the operation of the borrowing formula, approximately $8.1 million was available under the revolving credit line, with no outstanding borrowings.

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
Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property.  The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments.  Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance.  The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders.  As of September 30, 2014, we were in compliance with the covenants and anticipate continuing to be so.
Under the terms of our joint venture agreement with the JV Company, we have agreed, upon the satisfaction of certain conditions, to provide $0.5 million in additional funding to the JV Company over the remainder of the two year period following the initial investment in March 2013 through the purchase of non-voting, non-convertible Series A preferred shares of the JV Company.
As of September 30, 2014, we had approximately $24.4 million of cash and cash equivalents and money market funds. We did not have any short-term or long-term investments. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our revolving credit line, will be sufficient to meet our anticipated working capital, capital lease payment obligations, JV Company funding obligations and capital expenditure requirements for at least the next 12 months.

Cash Flows

	Nine Months Ended September 30,
	2013	2014
	(in thousands)
Statements of Cash Flows Data:
Cash flows provided (used) in operating activities	$760	$(6,294)
Cash flows used in investing activities	$(6,450)	$(3,550)
Cash flows used in financing activities	$(1,483)	$(2,200)
Cash Used in Operating Activities
In the nine months ended September 30, 2013 operating activities provided $0.8 million of cash. The net cash provided in operating activities primarily resulted from our operations after adjusting for non-cash items. Net loss was $1.5 million, which included a non-cash benefit from deferred income taxes of $0.5 million, non-cash depreciation of $3.4 million, non-cash stock-based compensation of $1.9 million and a non-cash loss in an equity interest of $0.3 million. Changes in our operating assets and liabilities used $2.8 million of cash, primarily due to a net decrease of our operating liabilities, which includes accounts payable, accrued expenses and other current and long-term liabilities of $3.8 million. The decrease in our accounts payable was primarily driven by lower revenue-share payments associated with our decrease in revenue. The decrease in accrued expenses and other current liabilities was primarily due to the decrease of accrued compensation costs of $1.1 million primarily relating to bonuses earned and accrued in 2012 and paid in 2013. This decrease in cash from operating liabilities was partially offset by a decrease in accounts receivable by $1.3 million due to the timing of collections made.

In the nine months ended September 30, 2014 operating activities used $6.3 million of cash. The cash flow from operating activities primarily resulted from our net loss, adjusted for non-cash items, and changes in our operating assets and liabilities. Net loss was $6.5 million, which included non-cash depreciation of $3.3 million, non-cash stock-based compensation of $2.8 million and a non-cash loss in an equity interest of $0.8 million, offset by non-cash change in deferred income tax provision of $2.6 million and gain on sale of domain of $1.0 million. Changes in our operating assets and liabilities used $3.0 million of cash, primarily due to an increase in accounts receivable of $2.3 million and a reduction of accounts payable to $2.1 million, offset by a net increase in accrued expenses and other current liability and other long-term liabilities of $1.3million . The increases in accounts receivable and accounts payable are largely driven by timing of payments. The increase in accrued expenses is a result of accrued severance costs.

Cash Used in Investing Activities
Our primary investing activities have consisted of purchases of property and equipment and investments made in the JV Company. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and internal-use software development. We expect to continue to invest in property and equipment and in the development of software for the remainder of 2014 and thereafter.
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
Cash used in investing activities during the nine months ended September 30, 2014 was $3.6 million, consisting of $3.9 million used for purchases of property and equipment, which primarily relates to software development of our product portfolio, including the payment of $0.7 million of software development costs recorded to accounts payable at December 31, 2013, and $0.6 million for an investment in an equity interest in the JV Company. These uses of cash were offset by $1.0 million proceeds from the sale of a domain.
Cash Used in Financing Activities
For the nine months ended September 30, 2013, net cash used in financing activities was $1.5 million primarily for repayment of $1.7 million on our capital lease obligations partially offset by proceeds of $0.2 million from the exercise of common stock options.
For the nine months ended September 30, 2014, net cash used in financing activities was $2.2 million primarily for repayment of $1.7 million on our capital lease obligations and purchase of treasury stock in the amount of $0.6 million. We received $0.1 million from the exercise of common stock options.
Off-Balance Sheet Arrangements
As of September 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These primarily include interest rate and inflation risk.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash and money market funds. Other than our $1.0 million investment in B&FF and the $0.3 million investment in equity interest in the JV Company, we currently have no investments of any type. Our exposure to market risk for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. If we had outstanding borrowings under our Loan Agreement with Silicon Valley Bank, we would be exposed to fluctuations in interest rates that are variable to the market.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We rely on traffic on our start experiences to generate search and display advertising revenue, a substantial portion of which is derived from text-based links to advertisers' websites as a result of Internet searches. We have a revenue-sharing relationship with Google under which we include a Google-branded search tool on our start experiences. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 57%, 56%, and 51% of our revenue in 2011, 2012, and 2013, or $51.5 million, $68.5 million, and $57.5 million, respectively, and approximately 45% of our revenue in the nine months ended September 30, 2014, or $34.2 million. Our agreement with Google was renewed in March 2014 for a three year term and expires in February 2017 unless we and Google mutually elect to renew it. Additionally, Google may terminate our agreement if we experience a change in control, if we enter into an agreement providing for a change in control, if we do not maintain certain search and display advertising revenue levels or if we fail to conform to Google's search policies and advertising policies. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of Internet traffic. Any changes in these methodologies, metrics and advertising technology platforms could decrease the advertising rates that we receive and/or the amount of revenue that we generate from display advertisements. If advertisers were to discontinue their advertising via Internet searches, if Google's revenue from search-based advertising were to decrease, if Google's share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be materially and adversely affected. Moreover, consumers' increased use of search tools other than the Google-branded search tool we provide would have similar effects.
A loss of any significant customer could negatively affect our financial performance.
We derive a substantial portion of our revenue from a small number of customers. Revenue attributable to these customers includes the subscriber-based revenue earned directly from them, as well as the search and display advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our start experiences. For example, revenue attributable to Charter, CenturyLink (including our revenue attributable to Qwest) and Toshiba together accounted for approximately 62% of our revenue for the year ended December 31, 2011, or $56.9 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other two customers accounting for more than 10% in such period. Revenue attributable to Charter, CenturyLink (including revenue attributable to Qwest), Toshiba and Verizon together accounted for approximately 73% of our revenue for the year ended December 31, 2012, or $88.4 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other three customers accounting for more than 10% in such period. Revenue attributable to Charter, CenturyLink (including revenue attributable to Qwest), Toshiba and Verizon together accounted for approximately 68% of our revenue for the year ended December 31, 2013, or $75.6 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other three customers accounting for more than 10% in such period. Revenue attributable to Charter, CenturyLink (including revenue attributable to Qwest), Toshiba and Verizon together accounted for approximately 67% of our revenue for the nine months ended September 30, 2014, or $50.4 million, with revenue attributable to one of these customers accounting for 20% or more in such period and revenue attributable to each of the other three customers accounting for more than 10% in such period.
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
We have a history of significant net losses and may not be profitable in future periods, which would limit our ability to use our net operating loss carryforwards.
We have incurred significant losses in each year of operation other than 2009, 2011, and 2012, including a net loss of $3.6 million in 2010 and a net loss of $1.4 million in 2013. We experienced a net loss of $6.5 million in the nine months ended September 30, 2014 as compared to a net loss of $1.5 million for the nine months ended September 30, 2013. Our net income in 2009, 2011, and 2012 was $0.3 million, $9.9 million, and $3.8 million, respectively. We have taken cost saving measures, including a reduction in workforce carried out in September 2014. However, our expenses may increase in future periods as we implement initiatives designed to grow our business including, among other things, the development and marketing of new services and products, licensing of content, expansion of our infrastructure and international expansion. If our revenue does not sufficiently increase to offset these expected increases in operating expenses, we may incur significant losses and may not be profitable. Our revenue for the nine months ended September 30, 2014 declined as compared to the same period in 2013, and our revenue in 2013 declined as compared to 2012. Accordingly, we may not be able to return to or maintain profitability in the future. Any failure to achieve or maintain profitability may materially and adversely affect our business, financial condition, results of operations and impact our ability to utilize our net operating loss carryforwards.

We establish a valuation allowance when it is necessary to reduce deferred income tax assets to an amount for which realization is likely. We have performed the required assessment of positive and negative evidence regarding the realization of deferred income tax assets in accordance with ASC 740 and have considered all available positive and negative evidence to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of its deferred income tax assets. Judgment is used in considering the relative impact of negative and positive evidence. In arriving at these judgments, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which such evidence can be objectively verified.

In evaluating the objective evidence provided by historical results, we considered (among other things) the past three years of cumulative income, projected reversal of deferred tax liabilities, recent and prospective operating results, the ability to carry-back net operating losses generated through December 31, 2013 against taxable income reported in prior years, and that the first year of expiration of our net operating loss carryforwards is 2028. We also considered subjective evidence related to the forecast of expected operating results for the years over the carryforward period. Based on the analysis of positive and negative evidence, we believe that there was enough positive evidence to outweigh the negative evidence so that as of September 30, 2014 no valuation allowance of our deferred tax assets of $7.4 million was necessary.

We will continue to monitor and evaluate the positive and negative evidence considered in arriving at the above conclusion, in order to assess whether such conclusion remains appropriate in future periods.
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
Our revenue from high-speed Internet service providers, including our search and display advertising revenue generated by online consumer traffic on our start experiences, accounted for approximately 86% of our revenue in 2011, approximately 80% in 2012, approximately 83% in 2013, and approximately 86% in the nine months ended September 30, 2014. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated subscriber-based and search and display advertising revenue. Under our agreements with some of our customers, including Charter, Verizon and CenturyLink, they have the right to terminate the agreement if we are acquired by one of their competitors.
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
The consumer electronics industry is subject to rapid change, and our contracts with our consumer electronics manufacturer customers are not exclusive. As consumer electronics manufacturers continue to develop new technologies and introduce new models and devices, there can be no assurance that we will be able to develop solutions that will persuade consumer electronics manufacturers that are our customers at such time to utilize our technology for those new devices. If our current and prospective consumer electronics manufacturer customers elect not to integrate our solutions into their new products, our business, financial condition and results of operations could be adversely affected.
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
We plan to expand our product offerings internationally, particularly in Asia, Canada, Latin America and Europe. We have limited experience in marketing and operating our services and products in international markets, and we may not be able to successfully develop our business in these markets. Our success in these markets will be directly linked to the success of relationships with potential customers, content partners and other third parties.
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
Certain of our agreements with customers and content providers require us to make fixed payments to them. The aggregate amount of such fixed payments for the years ending December 31, 2014 (three months remaining), 2015, 2016, and the two years thereafter are approximately $1.3 million, $1.6 million, $1.1 million, and $0.4 million, respectively. We are required to make these fixed payments regardless of the achievement of any revenue objectives or subscriber or usage levels. If we do not achieve our financial objectives, these contractual commitments would constitute a greater percentage of our revenue than originally anticipated and would adversely affect our profitability.
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
We depend on the continued contributions of our senior management and other key personnel, especially Himesh Bhise, our new President and Chief Executive Officer effective August 4, 2014, George G. Chamoun, our President of Sales and Marketing, and William J. Stuart, our Chief Financial Officer. The loss of the services of any of our current executive officers or other key employees could harm our business and our prospects. All of our executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time.
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
Following the merger of our predecessor companies, Chek, Inc., or Chek, and MyPersonal.com, Inc., or MyPersonal, to form Synacor, we expanded our business primarily through organic growth. We have sought to, and may in the future continue to seek to, grow through strategic acquisitions. As we strive to return to growth, this may place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new technologies and acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees. Growth could strain our ability to:

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
We have derived and expect to continue to derive a substantial portion of our revenue from display advertising on our start experiences. Such advertising accounted for approximately 23%, 27%, and 29% of our revenue for the years ended December 31, 2011, 2012, and 2013, respectively, and 33% of our revenue for the nine months ended September 30, 2014. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

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
As of September 30, 2014, we had substantial federal and state net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation's ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “five-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. For these purposes, a five-percent stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding stock. In addition, persons who own less than 5% of the outstanding stock are grouped together as one or more “public groups,” which are also treated as five-percent stockholders. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset United States federal and state taxable income and taxes may be subject to limitations.
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
We have derived and expect to continue to derive a substantial majority of our revenue from search and display advertising on our start experiences. Such search and display advertising revenue accounted for approximately 79%, 83%, and 81% of our revenue for the years ended December 31, 2011, 2012, and 2013, or $72.1 million, $101.6 million, and $90.4 million, respectively, and 78% of our revenue for the nine months ended September 30, 2014, or $59.0 million. However, the prospects for continued demand and market acceptance for Internet advertising are uncertain. If advertisers do not continue to increase their usage of the Internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the Internet. Most advertising agencies and potential advertisers, particularly local advertisers, have only limited experience advertising on the Internet and devote only a small portion of their advertising expenditures to online advertising. As the Internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for Internet advertising. Many historical predictions by industry analysts and others concerning the growth of the Internet as a commercial medium have overstated the growth of the Internet and you should not rely upon them. This growth may not occur or may occur more slowly than estimated.
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
Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own or control, directly or indirectly, as of November 6, 2014 over 25% of our outstanding common stock. As a result, these stockholders, if they act together, would have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they act together, would have the ability to influence significantly the management and affairs of our company. Accordingly, this concentration of ownership might harm the trading price of our common stock by:

•	delaying, deferring or preventing a change in our control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Our business could be negatively affected as a result of actions of stockholders or others.
In June and July 2014, entities associated with JEC Capital Partners and Ratio Capital Partners indicated, through filings with the Securities and Exchange Commission, that they each beneficially own some 4.9% of our outstanding shares of common stock. There can be no assurance that JEC Capital Partners, Ratio Capital Partners or another third party will not make an unsolicited takeover proposal in the future or take other action to acquire control of us or to otherwise influence our management and policies. If these entities or another entity do take control of 10% of our common stock, our stockholders rights plan could be triggered. Considering and responding to any future proposal is likely to result in significant additional costs to us, and future acquisition proposals, other stockholder actions to acquire control and the litigation that often accompanies them, if any, are likely to be costly and time-consuming and may disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or actual or potential changes to the composition of our board of directors may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce their reliance on, the services we provide or do business with our competitors instead of us because of any such issues, then our business, operating results and financial condition would be adversely affected.
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
The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on November 6, 2014, our trading price has ranged from $1.53 to $18.00. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to the various factors set forth in this "Risk Factors" section, as well as:

•	variations in our financial performance;

•	announcements of technological innovations, new services and products, strategic alliances, asset acquisitions, or significant agreements by us or by our competitors;

•
recruitment or departure of key personnel, such as the appointment of Himesh Bhise, our current President and Chief Executive Officer or the appointment of Scott Murphy to our board of directors; or the departures of Ronald N. Frankel, our former President and Chief Executive Officer, or Scott A. Bailey, our former Chief Operating Officer;

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
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014-January 31, 2014	0	0	0	$0
February 1, 2014-February 28, 2014	0	0	0	$0
March 1, 2014-March 31, 2014	22,000 (1)	$2.5256	22,000 (1)(2)	$4,944,436.80
April 1, 2014-April 30, 2014	103,050 (1)	$2.4784	103,050 (1)(2)	$4,689,037.68
May 1, 2014-May 31, 2014	104,000 (1)	$2.4183	104,000 (1)(2)	$4,437,521.92
June 1, 2014-June 30, 2014	0	0	0	$4,437,521.92
July 1, 2014-July 31, 2014	0	0	0	$4,437,521.92
August 1, 2014-August 31, 2014	0	0	0	$4,437,521.92
September 1, 2014-September 30, 2014	0	0	0	$4,437,521.92
Notes:

(1)	Represents shares of outstanding common stock.

(2)
On March 5, 2014, we announced that our board of directors had approved a Stock Repurchase Program, which authorized the repurchase of up to $5,000,000 worth of or outstanding common stock. The Stock Repurchase Program has no expiration date, and may be suspended or discontinued at any time without notice. All such shares were repurchased under the Stock Repurchase Program. Additionally, as of November 6, 2014, we have repurchased a total of 229,050 shares of our common stock under the Stock Repurchase Program at an average price per share of $2.4557. As of November 6, 2014, we may yet purchase up to $4,437,521.92 worth of our outstanding common stock under the Stock Repurchase Program.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

On November 11, 2014, our board of directors appointed George Chamoun, one of our executive officers, as President of Sales and Marketing. Prior to such appointment, Mr. Chamoun was our Executive Vice President of Sales and Marketing from June 2009 to November 2014 and was our Senior Vice President of Client Services from December 2000 to June 2009. Mr. Chamoun was co-founder of Chek, Inc., one of our predecessor companies, and served as its President from January 1998 until its acquisition. Mr. Chamoun holds a B.A. in Political Science from the State University of New York at Buffalo.

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

SYNACOR, INC.
November 14, 2014	By:	/s/ HIMESH BHISE
Himesh Bhise
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2014	By:	/s/ WILLIAM J. STUART
William J. Stuart
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1*	Certificate of Designations of Series A Junior Participating Preferred Stock of Synacor, Inc.
4.1*
Rights Agreement, dated July 14, 2014, between Synacor, Inc. and American Stock Transfer & Trust Company, LLC, which includes the form of Certificate of Designations as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

10.1.1‡	Employment Letter Agreement with Himesh Bhise dated August 4, 2014.
10.1.2‡	Stock Option Agreement with Himesh Bhise granted on August 4, 2014.
10.2	Amendment #5 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated as of September 25, 2014.
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema Linkbase Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Definition Linkbase Document
101.LAB†	XBRL Taxonomy Labels Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Incorporated by reference to Form 8-K filed on July 15, 2014.
‡	Indicates management contract or compensatory plan or arrangement.
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