Form 10-K
period 2014-12-31
Synacor, Inc.
filed 2015-03-12
CIK 1408278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________

FORM 10-K

(Mark One)

4
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the closing sale price of $2.56 per share on The NASDAQ Global Market on June 30, 2014, was approximately $56,216,937. For purposes of this disclosure, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock at such time and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 2015, there were 27,429,665, shares of the registrant's common stock issued and outstanding. All share and per share amounts in this Annual Report on Form 10-K reflect the 1-for-2 reverse stock split of the registrant's common stock which took effect immediately prior to the effectiveness of the registration statement for the registrant's initial public offering.

_______________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated. That Proxy Statement will be filed within 120 days of registrant’s fiscal year ended December 31, 2014.

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

Our Business

Synacor, Inc. (“we,” “Synacor” or the “Company”) is the trusted technology development, multiplatform services and revenue partner for video, Internet and communications providers, and device manufacturers. We deliver modern, multiscreen experiences and advertising to consumers that require scale, actionable data and sophisticated implementation.

Our customers are actively seeking incremental revenue opportunities. At the same time, consumer expectations are high, driving the need for new features and services, which require scale to be delivered cost-effectively. Consumers want access to digital content via PCs, tablets, smartphones and connected TVs. Video, mobile and social are typically the underpinnings of these new services, and we believe we have has a role to play as a neutral partner by helping to reduce consumer and provider complexity from the proliferation of content, device, technology and distribution options. Our product offerings are categorized as “Start,” “Watch,” and “Communicate.”

•

“Start” encompasses our portals, next-gen startpages, widgets, thematic mobile apps, and syndicated content. These cross-device start experiences help our customers increase consumer engagement with their brand by delivering relevant content and apps to their customers.

•

“Watch” includes our award-winning Cloud ID Authentication and Search & Discovery Metadata platforms, as well as our advanced video services. Consumers can watch TV on myriad devices, but we believe that they find the login process frustrating. Synacor Cloud ID addresses this issue by offering auto-authentication and social login, which have been shown to reduce consumer login failure. Once logged-in, our Search & Discovery Metadata Platform ensures consumers can successfully and easily find their desired content. Further, we believe that we have has an important part to play as use of streaming video increases. We are working with partners to bolster our end-to-end offering and build a team to deliver these advanced video solutions.

•

“Communicate” describes our longtime business of delivering white-label email and messaging solutions, including hosting, security, migration and more. With millions of mailboxes, our established email and messaging business continues to open doors into new opportunities.

Our technology offers our customers a comprehensive solution by providing their consumers access to a broad range of online products and services. Following initial integration with our technology, our customers gain access to a wide range of programmers and content and service providers with whom we have licensing and distribution agreements. In addition, we may integrate into our technology the content and services that form part of our customers’ existing offerings. Our flexible architecture integrates with our customers’ billing and subscriber management systems, as well as with third-party content and services.

Consumers engage with our products and services through our customers’ portals, and based on consumers’ respective subscription levels. We monetize the online traffic generated by these consumers through search advertising, digital advertising, and syndicated content. Our business model creates deep customer relationships; as we monetize our customers’ online traffic, we share a portion of this revenue with our customers, resulting in a mutually beneficial partnership. Additionally, many of our customers pay us to license our complete suite of solutions or a la carte offerings.

Recent Developments

On January 14, 2015, we purchased all of the intellectual property and tangible personal property from NimbleTV, LLC, a New York City-based provider of multiscreen, live linear television programming for pay-TV subscribers. We believe this strategic purchase complements our expanding video product portfolio.

We announced on March 3, 2015 our partnership with a Comcast Corporation subsidiary, thePlatform, LLC, or thePlatform. Through our partnership, our integrated solutions will now include access to the thePlatform’s video management system, for multiscreen video workflow, policy management and playback services.

Our Strategy

Our strategy is supported by four key pillars to drive our business, with operational discipline and sound financial footing as its base:

•	increase value for existing customers by optimizing consumer experience and monetization;
•	innovate on Synacor-as-a-platform for advanced services;
•	win new customers in current and related verticals; and
•	extend our product portfolio into emerging growth areas.

Our first pillar of growth - Increasing value for existing customers by optimizing user experience and monetization

Through our portal and email businesses we participate in the $60 billion multiplatform search and advertising market. We are accelerating the time it takes for customers to launch of our new portal. Our new portal is stream-based, has video threaded throughout and is responsive on mobile, and it has been designed for engagement and monetization.

Our second pillar of growth – Innovating on Synacor-as-a-platform for advanced services.

Our Cloud ID Authentication Platform has garnered industry recognition and awards—especially for social login and auto authentication, which report some of the highest consumer login success rates in the industry.

We believe we have an important role to play as the number of streaming video consumers increases – up to a projected 65 million users in 2016. We see a fragmented landscape of vendors and we believe that our customers are looking for a one-stop, trusted partner. We have begun creating a professional services team to deliver end-to-end, advanced video solutions, and we will work with partners in the video ecosystem to deliver these video solutions.

Our third pillar of growth – Winning new customers in current and related verticals

We have an established presence among small, medium and large broadband and pay-TV providers in the U.S. and Canada. Some of these providers use our complete suite of solutions, and others use components. This presents a growth opportunity for us within our existing customer base.

We also are redefining the “Startpage.” Viewing the startpage as not only a portal, but also as a widget, syndicated content, or a thematic mobile app opens up opportunities for us to syndicate our products to new verticals and publishers.

Our fourth pillar of growth – Extending our product portfolio into emerging growth areas

As we work on our product, operations, and go-to-market groundwork to support growth of our business, we are also mindful of significant opportunities that lie ahead such as international expansion and delivery of business services. We have an early foothold in Latin America, where we are working with significant operator customers to capitalize on these opportunities to pursue additional opportunities abroad.

Products and Services

As the trusted partner to our customers, we use our proprietary technology solutions to drive consumer engagement through an array of online content and services such as portals, search, digital advertising, authentication, end-to-end video solutions, apps and syndicated content.

We generate revenue from consumer traffic on our start experiences through search and digital advertising revenue, which we collect from our search partner, Google Inc., or Google, our advertising network providers and directly from advertisers. We typically share a portion of this search and digital advertising revenue with our customers. We also generate recurring revenues in the form of subscriber-based fees, which we collect from our customers, for the use of our technology, premium services and paid content.

Our portfolio of products and services includes:

Start Experiences

We create, design and develop multi-device startpages for Internet and communications providers, as well as device manufacturers. Our start experiences include personalized content designed to keep the consumer engaged and are powered by our media and programming library.

During 2014, we launched our next-generation start experience that features a continuous stream of content. Coupled with our identity management platform, the consumer’s credentials deliver a seamless, personalized experience across all devices.

Our start experiences allow our customers to create branded, dynamic, customizable online experiences containing content from various sources. They also allow for billing integration, personalization and video delivery.

Advertising

We believe that Internet advertising revenue opportunities continue to grow. We intend to optimize our revenue through the use of video ads and other higher value advertisements on our start experiences and email products, as well as explore opportunities available in mobile advertising.

For search advertising, we have a revenue-sharing relationship with Google, pursuant to which we include a Google-branded search tool on our start experiences. When a consumer makes a search query using this tool, we deliver the query to Google and they return search results to consumers that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us.

Digital advertising includes video, image and text advertisements delivered on one of our start experiences. Advertising inventory is filled with advertisements sourced by our direct sales force, independent advertising sales representatives and advertising network partners. Revenue is generated when an advertisement displays, otherwise known as an impression, or when consumers view or click an advertisement, otherwise known as an action. Digital advertising revenue is calculated on a cost per thousand impressions, or cost per mille or CPM, or cost per action basis.

Video Experience

Our video experience provides our customers and their consumers an end-to-end solution for delivering and viewing television and videos. We offer a streaming video service that gives consumers one place to find TV shows, movies and short-form videos from many genres. We enable distributors to aggregate and merchandise many content sources into one place. Our product supports live TV, video on demand, pay-per-transaction, subscription, over-the-top, or OTT, and more. We give consumers one place to find what they want to watch and many options for how they can watch it.

The video experience includes a number of features: flexible playback options, allowing securely delivered video to be played back based on a variety of options; smart recommendations, enhancing the search and discovery process and providing the consumer with personalized recommendations; and TV controls, putting consumers in control of the viewing experience to watch live or later on any device and to set notifications for their favorite programming.

We are dedicated to being a trusted service partner to our customers,  who are navigating a rapidly changing video entertainment industry. We have invested in our video experience product and will continue to do so. Our purchase of assets from NimbleTV and our hiring of NimbleTV’s employees provide us additional technology, expertise and knowledge that will complement our advanced video offering.

Cloud ID

Our Cloud ID product is an award-winning identity management platform, allowing our customers to unlock entitled content for their consumers using single sign-on technology. Our product authorizes consumers to access online entertainment – TV shows, movies, sports and more – across multiple devices. We also offer distributor and application-variable permissions that allow consumers to use their existing credentials to access additional services offered by our customers.

Our scalable solution for identity management integrates with existing infrastructure. Cloud ID provides complete access control, ID usage auditing and fraud prevention.

Communications (Email)

We host millions of mailboxes that deliver messages reliably and consistently for our customers.

We offer hosting and management of a cross-device, web-based email product. Our email product is customizable and acts as an extension of our customers’ digital properties, giving them and us additional direct advertising revenue opportunities. We also provide our customers migration services from other email hosts to our email product.

Subscriber-based Services

We offer both free-to-subscriber content and service offerings and paid content and premium services, which are paid for by our customers or their subscribers, individually or in bundled packages. The packages are accessed via our single sign-on capability according to access rules established by our customers and the content or service providers. These are available on our start experiences as well as the websites of the content and service providers.

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

Data Center Facilities

We currently operate and maintain six data centers in regionally diverse locations and have a network operations center which is staffed 24 hours a day, seven days a week. Our primary data centers are located in shared facilities in Atlanta, Georgia; Dallas, Texas; Lewis Center, Ohio; Denver, Colorado; Toronto, Canada and Amsterdam, The Netherlands. We also maintain a secondary data center in a shared facility in Buffalo, New York. All systems are fully monitored for reporting continuity and fault isolation. The data centers are each in a physically secure facility using monitoring, environmental alarms, closed circuit television and redundant power sources. Our network operations center also is located in a secure facility.

Customers

Our customers principally consist of high-speed Internet service providers, such as Cequel Communications, LLC, or Suddenlink Communications, Mediacom Communications Corporation and

CenturyLink, Inc., or CenturyLink, as well as consumer electronics manufacturers, such as Toshiba America Information Systems, Inc., or Toshiba. Our customer contracts typically have an initial term of two to three years from the deployment of our start experiences and frequently provide for one or more automatic renewal terms of one to two years each. Our customer contracts typically contain service level agreements that call for specific system “up times” and 24 hours per day, seven days per week support. As of December 31, 2014, we had agreements with over 50 customers.

Content and Service Providers

We license the content which we provide to our customers, including free and paid content offerings and premium services, from numerous third-party content and service partners. These partners provide a variety of content, including news and information, entertainment, sports, music, video, games, shopping, travel, autos, careers and finance. Our relationships with content providers give consumers access to over one hundred thousand short-form video and articles each month. To obtain this content, we enter into a variety of licensing arrangements with the content providers. These arrangements are typically one to three years in duration with payment terms that may be based on traffic, advertising revenue share, number of subscribers, flat fee payments over time, or some combination thereof. We use licensed content to populate our start experiences, as well as to provide premium services and paid content that subscribers may purchase for additional fees. As of December 31, 2014, we had arrangements with over 50 content providers such as The Associated Press, Tribune Content Agency, Tribune Media Services, Inc., Rdio and Bankrate.

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

Our marketing team works closely with our account management team to deliver marketing programs that support our customers’ sales efforts as well as their consumers’ interaction with these products and services. We assist our customers in developing marketing materials and advertising that can be accessed by consumers through different media outlets, including the Internet, print, television, and radio. We also assist our customers in training their customer service representatives to introduce and sell premium services and our paid content offerings to new and existing customers.

Our advertising sales team sells advertising inventory directly to advertisers, frequently through the advertising agencies representing those advertisers. These advertisers may be small companies with the advertising locally or regionally focused on the start experiences of one customer, or large companies with nationwide advertising on the start experiences of many customers. We have a team of direct advertising sales employees and independent advertising sales representatives focused on this effort and will continue to develop this team and attempt to grow the amount of advertising revenue generated with our customers. As of December 31, 2014, we had arrangements with over 50 advertising partners such as DoubleClick, NCC Media, Criteo, Razorfish and Comcast Spotlight.

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

Intellectual Property

We believe that the protection of our intellectual property is critical to our success. We rely on copyright, service mark and patent enforcement, contractual restrictions and trade secret laws to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with certain parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. In January 2015, we acquired intellectual property, including patents, through our purchase of assets from NimbleTV. Additionally, we have applied for patents to protect certain of our intellectual property. Our registered service mark in the United States is Synacor®.

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

Competition

The market for Internet-based services and products in which we operate is highly competitive and involves rapidly-changing technologies and customer and consumer requirements, as well as evolving industry standards and frequent product introductions. While we believe that our technology offers considerable value and flexibility to our customers by helping them to extend their consumer relationships to a wide variety of Internet-based services, we face competition at four levels:

•	When one of our prospective or existing customers considers another supplier, including one of our partners, for elements of the services or products which we provide.
•	When consumers choose to rely on other vendors for similar products and services.
•	When content and service providers prefer to establish direct relationships with one or more of our customers.
•	When one of our customers decides to make the significant headcount and technology investment to develop products and services in-house similar to those that we provide.

Our technology competes primarily with high-speed Internet service providers that have internal information technology staff capable of developing similar solutions in-house. In addition, we compete with companies such as Facebook, Inc., Yahoo! Inc., or Yahoo!, Google, AOL LLC, or AOL, Hulu, Netflix, Amazon, and MSN, a division of Microsoft Corporation, or Microsoft, which have destination websites of their own or are capable of delivering content, service offerings and search or advertising models similar to ours.

We also compete with providers of paid content and services over the Internet, especially companies with the capability of bundling paid content and premium services in much the same manner that we do. These companies include ESPN3, F-Secure Corporation, Exent Technologies Ltd., Zynga Inc., MLB Advanced Media, Symantec Corporation, McAfee, Inc., Activision Blizzard, Inc. and Electronic Arts Inc. In some cases we have performed software integrations with these companies on behalf of our customers or, as in the case of F-Secure Corporation, we have partnered with them in order to offer their services more broadly to all our customers.

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

We believe that we distinguish ourselves from potential competitors in three principal ways. First, we provide a white-label solution that, unlike the co-branded approach of most of our competitors, creates a consumer experience that reinforces our customers’ and partners’ brands. Second, we give customers control over the sign-on process and billing function for a wide range of Internet services and content by integrating with their internal systems (where applicable) thereby allowing our customers to “own the consumer.” Finally, our solutions are flexible and neutral, meaning that we allow deliverables that are customized to our customers’ specific needs, as well as advanced video solutions that are either end-to-end or a la carte.

Employees

As of December 31, 2014, we had 230 employees in the United States and 28 in Canada. None of our employees is represented by a labor union, and we consider current employee relations to be good.

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

We rely on traffic on our start experiences to generate search and digital advertising revenue, a substantial portion of which is derived from text-based links to advertisers' websites as a result of Internet searches. We have a revenue-sharing relationship with Google under which we include a Google-branded search tool on our start experiences. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 56%, 51%, and 42% of our revenue in 2012, 2013 and 2014, or $68.5 million, $57.5 million and $45.4 million, respectively. Our agreement with Google was renewed in March 2014 for a three year term and expires in February 2017 unless we and Google mutually elect to renew it. Additionally, Google may terminate our agreement if we experience a change in control, if we enter into an agreement providing for a change in control, if we do not maintain certain search and digital advertising revenue levels or if we fail to conform to Google's search policies and advertising policies. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of Internet traffic. Any changes in these methodologies, metrics and advertising technology platforms could decrease the advertising rates that we receive and/or the amount of revenue that we generate from digital advertisements. If advertisers were to discontinue their advertising via Internet searches, if Google's revenue from search-based advertising were to decrease, if Google's share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be materially and adversely affected. Moreover, consumers' increased use of search tools other than the Google-branded search tool we provide would have similar effects.

A loss of any significant customer could negatively affect our financial performance.

We derive a substantial portion of our revenue from a small number of customers. Revenue attributable to these customers includes the subscriber-based revenue earned directly from them, as well as the search and digital advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our start experiences. Revenue attributable to Charter Communications, Inc., or Charter Communications, CenturyLink (including revenue attributable to Qwest), Toshiba and Verizon Services Group, Inc., or Verizon, together accounted for approximately 73%, 68% and 67% of our revenue, or $88.4 million, $75.6 million and $71.1 million for the years ended December 31, 2012, 2013 and 2014, respectively. For each period, revenue attributable to one of these customers accounted for 20% or more of total revenue, and to each of the other three customers accounting for more than 10% of total revenue.

Our contracts with our customers generally have an initial term of approximately two to three years from the launch of their start experiences and frequently provide for one or more automatic renewal terms of one to two years each. If any one of these key contracts is not renewed or is otherwise terminated, or if revenue from these significant customers declines because of competitive or other reasons, our revenue would decline and our ability to achieve or sustain profitability would be impaired. For example, in May 2013 we entered into an amendment to our agreement with Charter Communications which enables Charter Communications to terminate the agreement upon 90 days’ written notice, and in June 2014 we entered into an amendment to our agreement with Charter Communications reducing the breadth of the services that we provide to Charter Communications. Accordingly, we expect revenue attributable to Charter Communications to decline in future periods. In addition to the loss of subscriber-based revenue, including start experience and paid content sales, we would also lose significant revenue from the related search and digital advertising services that we provide. In addition to the decline of revenue, we may have to impair our long-lived assets, to the extent that such assets are used exclusively to support these customers, which would adversely impact our results of operations and financial position.

We have a history of significant pre-tax net losses and may not be profitable in future periods, which would limit our ability to use our net operating loss carryforwards.

We have incurred significant losses in each year of operation other than 2009, 2011, and 2012, including a pre-tax net loss of $3.6 million in 2010, a pre-tax net loss of $1.5 million in 2013 and a pre-tax net loss of $8.1 million in 2014. Our pre-tax net income in 2009, 2011, and 2012 was $0.3 million, $3.9 million, and $5.6 million, respectively. We have taken cost saving measures, including a reduction in workforce carried out in September 2014. However, our expenses may increase in future periods as we implement initiatives designed to grow our business including, among other things, the development and marketing of new services and products, licensing of content, expansion of our infrastructure and international expansion. If our revenue does not sufficiently increase to offset these expected increases in operating expenses, we may incur significant losses and may not be profitable. Our revenue in 2014 declined as compared to 2013, and our revenue in 2013 declined as compared to 2012. We may not be able to return to or maintain profitability in the future. Any failure to achieve or maintain profitability may materially and adversely affect our business, financial condition, results of operations and impact our ability to utilize our net operating loss carryforwards. In 2014, as a result of the pre-tax cumulative loss we incurred over the past three years, we established a full valuation allowance against our deferred income tax asset, which includes our net operating loss carryforwards.

Many individuals are using devices other than personal computers and software applications other than Internet browsers to access the Internet. If users of these devices and software applications do not widely adopt the applications and other solutions we develop for them, our business could be adversely affected.

The number of people who access the Internet through devices other than PCs, including tablets, smartphones and connected TVs, has increased dramatically in the past few years and is projected to continue to increase. Similarly, individuals are increasingly accessing the Internet through apps other than Internet browsers, such as those available for download through Apple Inc.'s App Store and the Android Market. We have introduced the next generation of our start experiences, which includes our mobile device portal that configures most mobile devices, as well as our desktop portals and our custom homescreen for Android devices. If consumers do not use our new start experiences at all or use our new start experiences less frequently than our previous start experiences,  our financial results could be negatively affected. Additionally, as new devices and new apps are continually being released, it is difficult to predict the problems we may encounter in developing new versions of our apps and other solutions for use on these alternative devices and apps, and we may need to devote significant resources to the creation, support and maintenance of such apps and solutions. If users of these devices and apps do not widely adopt the apps and other solutions we develop, our business, financial condition and results of operations could be adversely affected.

Consumer tastes continually change and are unpredictable, and our sales may decline if we fail to enhance our service and content offerings to achieve continued subscriber acceptance.

Our business depends on aggregating and providing services and content that our customers will place on our start experiences, including television programming, news, entertainment, sports and other content that their subscribers find engaging, and premium services and paid content that their subscribers will buy. Accordingly, we must continue to invest significant resources in licensing efforts, research and development and marketing to enhance our service and content offerings, and we must make decisions about these matters well in advance of product releases to implement them in a timely manner. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing content providers and websites and the availability of other news, entertainment, sports and other services and content. While we work with our customers to have their consumers' homepages and homescreens set to our start experiences, a consumer may easily change that setting, which would likely decrease the use of our start experiences. Similarly, consumers who change their device's operating system or Internet browser may no longer have our start experiences set as their default homepage or homescreen, and unless they change it back to our start experience, their usage of our start experiences would likely decline and our results of operations could be negatively impacted. Consumers who acquire new consumer electronics devices will no longer have our start experience initially set as their default homepage, and unless they change the default to our start experience, their usage of our start experiences would likely decline and our results of operations could be negatively impacted.

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

Our revenue from high-speed Internet service providers, including our search and digital advertising revenue generated by online consumer traffic on our start experiences, accounted for approximately 80% of our revenue in 2012, approximately 83% in 2013 and approximately 85% in 2014. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated subscriber-based and search and digital advertising revenue. Under our agreements with some of our customers, including Charter Communications, Verizon and CenturyLink, they have the right to terminate the agreement if we are acquired by one of their competitors.

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

Moreover, updates to Internet browser technology may adversely affect our business. For example, for our consumer electronics manufacturer customers that have the Windows 8 operating system pre-installed on some of their devices, the Windows 8 operating system places our start experience on a second tab when the Internet browser is launched, leading to decreased search and digital advertising revenue.

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

As a result of the rapidly changing nature of the markets in which we compete, our quarterly and annual revenue and operating results are likely to fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond our control, including but not limited to the various factors set forth in this "Risk Factors" section, as well as:

•

any failure to maintain strong relationships and favorable revenue-sharing arrangements with our search and digital advertising partners, in particular Google, including a reduction in the quantity or pricing of sponsored links that consumers click on or a reduction in the pricing of digital advertisements by advertisers;

•	the timing of our investment in, or the timing of our monetization of, our products and services, such as our end-to-end video solutions portfolio;
•	any failure of significant customers to renew their agreements with us;
•	our ability to attract new customers;
•	our ability to increase sales of premium services and paid content to existing subscribers;
•	any development by our significant customers of the in-house capacity to replace the services we provide;
•	the release of new product and service offerings by our competitors or our customers;
•	variations in the demand for our services and products and the implementation cycles of our services and products by our customers;
•	changes to Internet browser technology that renders our start experiences less competitive;
•	changes in our pricing policies or those of our competitors;
•	changes in the prices our customers charge for premium services and paid content;
•	service outages, other technical difficulties or security breaches;
•	limitations relating to the capacity of our networks, systems and processes;
•	our failure to accurately estimate or control costs, including costs related to the initial launch of new customers;
•	maintaining appropriate staffing levels and capabilities relative to projected growth;
•	the timing of costs related to the development or acquisition of technologies, services or businesses to support our existing customers and potential growth opportunities; and

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses.

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

Certain of our agreements with customers and content providers require us to make fixed payments to them. The aggregate amount of such fixed payments for the years ending December 31, 2015, 2016 and 2017 are approximately $1.9 million, $1.1 million, and $0.4 million, respectively. We are required to make these fixed payments regardless of the achievement of any revenue objectives or subscriber or usage levels. If we do not achieve our financial objectives, these contractual commitments would constitute a greater percentage of our revenue than originally anticipated and would adversely affect our profitability.

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

The provision of our services and products depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our service. Such interruptions could harm our business, financial condition and results of operations, and our reputation could be damaged if people believe our systems are unreliable. Our systems are vulnerable to damage or interruption from snow storms, terrorist attacks, floods, fires, power loss, telecommunications failures, security breaches, computer malware, computer hacking attacks, computer viruses, computer denial of service attacks or other attempts to, or events that, harm our systems. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism and to potential disruptions if the operators of the facilities have financial difficulties. Although we maintain insurance to cover a variety of risks, the scope and amount of our insurance coverage may not be sufficient to cover our losses resulting from system failures or other disruptions to our online operations. For example, the limit on our business interruption insurance is approximately $27.1 million. Any system failure or disruption and any resulting losses that are not recoverable under our insurance policies may materially harm our business, financial condition and results of operations. To date, we have never experienced any material losses.

Our data centers are not on full second-site redundancy, however we have the capability to do so; only certain customers require us to. We regularly back-up our systems and store the system back-ups in Atlanta, Georgia, Dallas, Texas, Lewis Center, Ohio, Denver, Colorado, Toronto, Canada, Amsterdam, the Netherlands, and Buffalo, New York. If we were forced to relocate to an alternate site and to rely on our system back-ups to restore the systems, we would experience significant delays in restoring the functionality of our platform and could experience loss of data, which could materially harm our business and our operating results.

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

We depend on the continued contributions of our senior management and other key personnel, especially Himesh Bhise, our new President and Chief Executive Officer effective August 4, 2014, George G. Chamoun, our President of Sales and Marketing and William J. Stuart, our Chief Financial Officer. The loss of the services of any of our executive officers or other key employees could harm our business and our prospects. All of our executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time.

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

Following the merger of our predecessor companies, Chek, Inc., or Chek, and MyPersonal.com, Inc., or MyPersonal, to form Synacor, we expanded our business primarily through organic growth. We have sought to, and may continue to seek to, grow through strategic acquisitions. As we strive to return to growth, this may place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new technologies and acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees. Growth could strain our ability to:

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

In January 2015, we purchased assets from, and hired the personnel of, NimbleTV, Inc.;  in November 2013, we completed an acquisition of certain mobile device software and technology from Teknision; in January 2012, we completed an acquisition of certain mobile device software and technology from Carbyn; and in March 2013, we entered into a Joint Venture Agreement with Maxit to form Synacor China, Ltd., a company incorporated under the laws of the Cayman Islands, or the JV Company, a joint venture in China. We may decide to pursue other acquisitions of, investments in, or joint ventures involving other technologies and businesses in the future. Such transactions could divert our management's time and focus from operating our business.

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

We have derived and expect to continue to derive a substantial portion of our revenue from digital advertising on our start experiences. Such advertising accounted for approximately 27%, 29% and 36% of our revenue for the years ended December 31, 2012, 2013 and 2014, respectively. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

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

Our high-speed Internet service provider customers' subscribers may become dissatisfied with their current high-speed Internet service provider and may switch to another provider. In the event that there is substantial subscriber migration from our existing customers to service providers with which we do not have relationships, the fees that we receive on a per-subscriber basis, and the related search and digital advertising revenue, could decline.

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

While we have determined that our internal control over financial reporting was effective as of December 31, 2014, as indicated in our Management Report on Internal Control over Financial Reporting included in this Annual Report on Form 10‑K, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end, or if our independent registered public accounting firm, when required, is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

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

As of December 31, 2014, we had substantial federal and state net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation's ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “five-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. For these purposes, a five-percent stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding stock. In addition, persons who own less than 5% of the outstanding stock are grouped together as one or more “public groups,” which are also treated as five-percent stockholders. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset United States federal and state taxable income and taxes may be subject to limitations.

Our proprietary rights may be inadequately protected.

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

A substantial majority of our revenue is derived from search and digital advertising; our revenue would decline if advertisers do not continue their usage of the Internet as an advertising medium.

We have derived and expect to continue to derive a substantial majority of our revenue from search and digital advertising on our start experiences. Such search and digital advertising revenue accounted for approximately 83%, 81% and 79% of our revenue for the years ended December 31, 2012, 2013 and 2014, or $101.6 million, $90.4 million and $83.9 million, respectively. However, the prospects for continued demand and market acceptance for Internet advertising are uncertain. If advertisers do not continue to increase their usage of the Internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the Internet. Most advertising agencies and potential advertisers, particularly local advertisers, have only limited experience advertising on the Internet and devote only a small portion of their advertising expenditures to online advertising. As the Internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for Internet advertising. Many historical predictions by industry analysts and others concerning the growth of the Internet as a commercial medium have overstated the growth of the Internet and you should not rely upon them. This growth may not occur or may occur more slowly than estimated.

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

Our directors, executive officers and certain holders of more than 5% of our common stock that are affiliated with our directors, together with their affiliates, beneficially own or control, directly or indirectly, as of March 1, 2015 over 30% of our outstanding common stock. As a result, these stockholders, if they act together, would have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they act together, would have the ability to influence significantly the management and affairs of our company. Accordingly, this concentration of ownership might harm the trading price of our common stock by:

•	delaying, deferring or preventing a change in our control;
•	impeding a merger, consolidation, takeover or other business combination involving us;
•	preventing the election of directors who are nominated by our stockholders; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Our business could be negatively affected as a result of actions of stockholders or others.

In June and July 2014, entities associated with JEC Capital Partners and Ratio Capital Partners indicated, through filings with the Securities and Exchange Commission, that they each beneficially own 4.9% of our outstanding shares of common stock. There can be no assurance that JEC Capital Partners, Ratio Capital Partners or another third party will not make an unsolicited takeover proposal in the future or take other action to acquire control of us or to otherwise influence our management and policies. If these entities or another entity do take control of 10% of our common stock, our stockholder rights plan could be triggered. Considering and responding to any future proposal is likely to result in significant additional costs to us, and future acquisition proposals, other stockholder actions to acquire control and the litigation that often accompanies them, if any, are likely to be costly and time-consuming and may disrupt our operations and divert the attention of management and our employees from executing our strategic plan.

Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or actual or potential changes to the composition of our board of directors, such as the nomination of three individuals for election to our board of directors by JEC Capital Partners and Ratio Capital Partners, may lead to actual or perceived change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce their reliance on, the services we provide or do business with our competitors instead of us because of any such issues, then our business, operating results and financial condition would be adversely affected.

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

Some provisions of our certificate of incorporation, bylaws and Delaware law and our stockholder rights plan may discourage, delay or prevent a merger or acquisition or prevent the removal of our current board of directors and management.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on March 5, 2015, our trading price has ranged from $1.52 to $18.00. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to the various factors set forth in this "Risk Factors" section, as well as:

•	variations in our financial performance;
•	announcements of technological innovations, new services and products, strategic alliances, asset acquisitions, or significant agreements by us or by our competitors;
•

recruitment or departure of key personnel, such as the appointment of Himesh Bhise, our current President and Chief Executive Officer or the appointment of Scott Murphy to our board of directors; or the departure of Ronald N. Frankel, our former President and Chief Executive Officer, or the departure of Scott A. Bailey, our former Chief Operating Officer;

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

We also maintain administrative and product development offices in New York, New York; Toronto and Ottawa, Ontario, Canada; and Westford, Massachusetts. Our data centers are located in Atlanta, Georgia; Dallas, Texas; Lewis Center, Ohio; Buffalo, New York; Denver, Colorado, Toronto, Canada and Amsterdam, The Netherlands.

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

Fiscal Year 2014 Quarters Ended:	High	Low
March 31, 2014	$2.82	$2.24
June 30, 2014	$2.69	$2.15
September 30, 2014	$2.60	$1.83
December 31, 2014	$2.06	$1.55
Fiscal Year 2013 Quarters Ended:
March 31, 2013	$6.24	$2.72
June 30, 2013	$4.17	$2.58
September 30, 2013	$3.59	$2.53
December 31, 2013	$2.88	$2.25

Holders of Record

As of March 5, 2015, there were 87 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required to be disclosed by Item 201(d) of Regulation S-K regarding our equity securities authorized for issuance under our equity incentive plans is incorporated herein by reference to the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of fiscal year 2014 pursuant to Regulation 14A.

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

The graph below compares the cumulative total stockholder return of our common stock with that of the NASDAQ Composite Index and the NASDAQ Internet Index from January 2, 2014 (the first trading day in 2014) through December 31, 2014. The graph assumes that $100 was invested in shares of our common stock, the NASDAQ Composite Index and the NASDAQ Internet Index at the close of market on January 2, 2014, and that dividends, if any, were reinvested. The comparisons in this graph are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

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

None.

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

We derived the selected consolidated financial data for the years ended December 31, 2012, 2013 and 2014 and as of December 31, 2013 and 2014 from our audited consolidated financial statements and related notes, which are included in this Annual Report on Form 10-K. We derived the selected consolidated financial data for the years ended December 31, 2010 and 2011 and as of December 31, 2010, 2011 and 2012 from our audited consolidated financial statements and related notes, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2010	2011	2012	2013	2014

	(in thousands except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$66,232	$91,060	$121,981	$111,807	$106,579
Costs and operating expenses:
Cost of revenue (1)	36,703	48,661	66,620	59,622	57,939
Technology and development (1)(2)	18,494	20,228	25,603	28,458	26,259
Sales and marketing (2)	6,211	8,582	9,120	8,124	10,807
General and administrative (1)(2)	5,656	6,879	11,011	11,663	14,249
Depreciation	2,506	2,667	3,779	4,650	5,126
Gain on sale of domain	-	-	-	-	(1,000)
Total costs and operating expenses	69,570	87,017	116,133	112,517	113,380
Income (loss) from operations	(3,338)	4,043	5,848	(710)	(6,801)
Other income (expense)	(2)	(17)	1	(37)	(28)
Interest expense	(240)	(109)	(270)	(193)	(218)
Income (loss) before income taxes	(3,580)	3,917	5,579	(940)	(7,047)
Provision (benefit) for income taxes	11	(6,015)	1,764	(134)	4,821
Loss in equity interest	-	-	-	(561)	(1,063)
Net income (loss)	(3,591)	9,932	3,815	(1,367)	(12,931)
Undistributed earnings allocated to preferred stockholders	-	8,583	-	-	-
Net income (loss) attributable to common stockholders	$(3,591)	$1,349	$3,815	$(1,367)	$(12,931)
Net income (loss) per share attributable to common stockholders:
Basic	$(1.93)	$0.59	$0.16	$(0.05)	$(0.47)
Diluted	$(1.93)	$0.45	$0.14	$(0.05)	$(0.47)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	1,865,294	2,303,443	24,411,194	27,306,882	27,389,793
Diluted	1,865,294	21,974,403	28,097,313	27,306,882	27,389,793
Other Financial Data:
Adjusted EBITDA (3)	$36	$7,630	$11,626	$6,501	$2,180

Notes:

(1)  Exclusive of depreciation shown separately.

(2)  Includes stock-based compensation as follows:

	Year Ended December 31,
	2010	2011	2012	2013	2014

	(in thousands)
Technology and development	$398	$295	$523	$1,184	$1,621
Sales and marketing	202	203	404	348	599
General and administrative	268	422	1,072	1,029	1,375
	$868	$920	$1,999	$2,561	$3,595

 (3)  We define adjusted EBITDA as net income (loss) plus: provision (benefit) for income taxes, interest expense, other (income) expense, depreciation, loss in equity interest, stock-based compensation and certain, one-time items. Please see “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Year Ended December 31,
	2010	2011	2012	2013	2014

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,412	$10,925	$41,944	$36,397	$25,600
Accounts receivables, net	9,654	14,336	15,624	14,569	20,479
Property and equipment, net	7,110	8,301	11,043	14,085	15,128
Total assets	24,327	43,382	76,330	74,789	66,238
Long-term bank financing and capital lease obligations	1,203	2,098	1,712	885	1,383
Total stockholders’ equity	10,156	21,380	50,811	52,231	42,482

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed within this Annual Report on Form 10-K adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation below of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

We have included adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the payment of bonuses to our executive officers. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;
•	adjusted EBITDA does not reflect the impact of tax payments that may represent a reduction in cash available to us; and
•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated:

	Year Ended December 31,
	2010	2011	2012	2013	2014

	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(3,591)	$9,932	$3,815	$(1,367)	$(12,931)
Provision (benefit) for income taxes	11	(6,015)	1,764	(134)	4,821
Interest expense	240	109	270	193	218
Other (income) expense (1)	2	17	(1)	37	28
Depreciation	2,506	2,667	3,779	4,650	5,126
Loss in equity interest	-	-	-	561	1,063
Stock-based compensation	868	920	1,999	2,561	3,595
Gain on sale of domain	-	-	-	-	(1,000)
Reduction in workforce severance and related costs	-	-	-	-	1,260
Adjusted EBITDA	$36	$7,630	$11,626	$6,501	$2,180

 Note: (1) Other (income) expense consists primarily of interest income earned and foreign exchange gains and losses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are the trusted technology development, multiplatform services and revenue partner for video, Internet and communications providers, and device manufacturers. We deliver modern, multiscreen experiences and advertising to consumers that require scale, actionable data and sophisticated implementation.

Our customers are actively seeking incremental revenue opportunities. At the same time, consumer expectations are high, driving the need for new features and services, which require scale to be delivered cost-effectively. Consumers want access to digital content via PCs, tablets, smartphones and connected TVs. Video, mobile and social are typically the underpinnings of these new services, and we believe we have has a role to play as a neutral partner by helping to reduce consumer and provider complexity from the proliferation of content, device, technology and distribution options.

We generate revenue from consumer traffic on our start experiences through search and digital advertising revenue, which we collect from our search partner, Google Inc., or Google, our advertising network providers and directly from advertisers. We typically share a portion of this search and digital advertising revenue with our customers. We also generate recurring revenues in the form of subscriber-based fees, which we collect from our customers, for the use of our technology, premium services and paid content. Growth in our business is dependent on expansion of relationships with our existing customers and new customers adopting our solutions and their respective consumers’ use of our start experiences ramping up as described below. As we expand our Cloud ID, syndicated content and email offerings, we expect to generate increased subscriber-based revenue from our customers.

During 2014, search and digital advertising revenue was $83.9 million, a decrease of 7%  compared to $90.4 million for 2013. Over the same period, our unique visitors decreased by 5%, our search queries decreased by 25% and our advertising impressions decreased by 9%. Search revenue decreased by $12.1 million,  or 21%, in 2014 compared to 2013.  We believe the decrease was due to lower search activity associated with the increased usage of competitor search tools on other devices, such as tablets and smartphones, generally across the consumer base. In addition, a  portion of the decrease was due to the residual effect of the placement of our start experiences on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. We anticipate that search activity will increase on smartphones and tablets in the future and, although our search queries are down, we believe that our continuing investment in our next-generation start experiences will allow us to compete more effectively for search activity on smartphones and tablets. Digital advertising revenue increased by $5.6 million, or 17%, in 2014 compared to 2013. We anticipate video advertising may become an increasing percentage of our advertising revenue which may also serve to increase our advertising CPMs. We also anticipate that the signing, and launching, of new customers and our mobile product initiatives may help add new search and digital advertising revenue in future years.

Our subscriber-based revenue consists of fees charged for the use of our proprietary technology and for the use of, or access to, services, such as e-mail, security, Cloud ID, online games, music and other premium services and paid content. During 2014, subscriber-based revenue was $22.7 million, an increase of 6% from $21.4 million in 2013. This increase is primarily driven by growth in the hosting and management of our e-mail product and increasing adoption of our Cloud ID services with our customers. We believe there are opportunities to generate new sources of subscriber-based revenue, such as the introduction of new premium services, including those delivered on smartphones and tablets.

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

In 2014, we derived revenue from over 50 customers, with revenue attributable to four customers, CenturyLink (including revenue attributable to Qwest), Charter Communications, Verizon and Toshiba, together accounting for approximately 67% of our revenue in 2014, or $71.1 million. One of these customers accounted for 20% or more of revenue in such period, and revenue attributable to each of the other three customers accounted for more than 10% in such period.

Revenue attributable to our customers includes the subscriber-based revenue earned directly from them, as well as the search and digital advertising revenue generated through our relationships with our search and digital advertising partners (such as Google for search advertising and advertising networks, advertising agencies and advertisers for digital advertising). This revenue is attributable to our customers because it is produced from the traffic on our start experiences. These search and advertising partners provide us with advertisements that we then deliver with search results and other content on our start experiences. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In 2014, search advertising through our relationship with Google generated approximately 42% of our revenue, or $45.2 million (all of which was attributable to our customers).

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

Trends Affecting Our Business

Our customers, predominantly high-speed Internet service providers that also offer television services, are facing increasing competition from companies that deliver video content over the Internet, more commonly referred to as “over-the-top,” or OTT. These new competitors include a number of large and growing companies, such as Google, Netflix, Inc., or Netflix, Hulu, LLC, or Hulu, and Amazon.com Inc., or Amazon. With the increased availability of high-speed Internet access and over-the-top programming, consumers’ video content consumption preferences may shift away from current viewing habits. As a result, many of our customers and potential customers are compelled to find new ways to deliver services and content to their consumers via the Internet. We expect this pressure to become even greater as more video content becomes available online. We expect to continue to benefit from this trend as customers adopt our solutions to package and deliver video programming and other related authentication services on our start experiences.

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

Our business is also affected by growth in advertising on the Internet, for which the proliferation of high-speed Internet access and Internet-connected devices will be the principal drivers. Further, we expect to see a decline in search advertising revenue based on consumers’ Internet searching habits increasingly transitioning to mobile devices.  However, we believe there continues to be growth opportunity for advertising related to the video, images and text on our start experiences and hosted email. We expect our results of operations will benefit from the growth in the number of mobile Internet users as our customers adopt our mobile and tablet offerings.

We continue to be impacted by consumer electronics customers that have the Windows 8 operating system pre-installed on their laptop or desktop computers; our start experiences are now placed on a second tab when the Internet browser is launched, and in certain instances, without our Google search bar. This has caused us to reduce our revenue expectations from our consumer electronics customers.

Key Initiatives

Our strategy is supported by four key pillars to drive our business, with operational discipline and sound financial footing as its base. We plan to:

•	increase value for existing customers by optimizing consumer experience and monetization;
•	innovate on Synacor-as-a-platform for advanced services;
•	win new customers in current and related verticals; and
•	extend our product portfolio into emerging growth areas.

Key Business Metrics

In addition to the line items in our financial statements, we regularly review a number of business metrics related to Internet traffic and search and digital advertising to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe disclosing these metrics is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key business metrics for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
Key Business Metrics:
Unique Visitors (1)	20,440,169	19,818,670	18,886,889
Search Queries (2)	968,233,560	711,992,036	530,933,590
Advertising Impressions (3)	42,170,186,571	40,982,588,804	37,141,508,555

 Notes:

(1)	Reflects the number of unique visitors to our start experiences computed on an average monthly basis during the applicable period.
(2)	Reflects the total number of search queries during the applicable period.
(3)	Reflects the total number of advertising impressions during the applicable period.

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

Components of our Results of Operations

Revenue

We derive our revenue from two categories: revenue generated from search and digital advertising activities and subscriber-based revenue, each of which is described below. The following table shows the revenue in each category, both in amount and as a percentage of revenue, for 2012, 2013 and 2014.

	Year Ended December 31,
	2012	2013	2014

	(in thousands)
Revenue:
Search and display advertising	$101,559	$90,447	$83,906
Subscriber-based	20,422	21,360	22,673
Total revenue	$121,981	$111,807	$106,579
Percentage of revenue:
Search and display advertising	83%	81%	79%
Subscriber-based	17	19	21
Total revenue	100%	100%	100%

Search and Digital Advertising Revenue

We use Internet advertising to generate revenue from the traffic on our start experiences, categorized as search advertising and digital advertising.

•

In the case of search advertising, we have a revenue-sharing relationship with Google, pursuant to which we include a Google-branded search tool on our start experiences. When a consumer makes a search query using this tool, we deliver the query to Google and they return search results to consumers that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. The net payment we receive from Google is recognized as revenue.

•

Digital advertising includes video, image and text advertisements delivered on one of our start experiences. Advertising inventory is filled with advertisements sourced by our direct sales force, independent advertising sales representatives and advertising network partners. Revenue is generated for us when an advertisement displays, otherwise known as an impression, or when consumers view or click an advertisement, otherwise known as an action. Digital advertising revenue is calculated on a cost per impression or cost per action basis. Revenue is recognized based on amounts received from advertising customers as the impressions are delivered or the actions occur, according to contractually-determined rates.

Subscriber-Based Revenue

Subscriber-based revenue represents subscription fees and other fees that we receive from customers for the use of our proprietary technology, including the use of, or access to, e-mail, Cloud ID,  security, games and other premium services and paid content. Monthly subscriber levels typically form the basis for calculating and generating subscriber-based revenue. They are generally determined by multiplying a per-subscriber per-month fee by the number of subscribers using the particular services being offered or consumed. In other cases, the fee is fixed. Revenue is recognized from customers as the service is delivered.

Costs and Expenses

Cost of Revenue

Cost of revenue consists of revenue sharing, content acquisition costs and co-location facility costs. Revenue sharing consists of amounts accrued and paid to customers for the Internet traffic on start experiences we operate on our customers behalf and where we are the primary obligor, resulting in the generation of search and digital advertising revenue. The revenue-sharing agreements with customers are primarily variable payments based on a percentage of the search and digital advertising revenue. Content-acquisition agreements may be based on a fixed payment schedule, on the number of subscribers per month, or a combination of both. Fixed-payment agreements are expensed on a straight-line basis over the term defined in the agreement. Agreements based on the number of subscribers are expensed on a monthly basis. Co-location facility costs consist of rent and operating costs for our data center facilities.

Technology and Development

Technology and development expenses consist primarily of compensation-related expenses incurred for the research and development of, enhancements to, and maintenance and operation of our products, equipment and related infrastructure.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation-related expenses to our direct sales and marketing personnel, as well as costs related to advertising, industry conferences, promotional materials and other sales and marketing programs. Advertising cost is expensed as incurred.

General and Administrative

General and administrative expenses consist primarily of compensation related expenses for executive management, finance, accounting, human resources, professional fees and other administrative functions.

Depreciation

Depreciation includes depreciation of our computer hardware and software, furniture and fixtures, leasehold improvements and other property, and depreciation on capital leased assets.

Gain on Sale of Domain

Gain on sale of domain is unique to 2014. The proceeds collected from the sale of an Internet domain were recognized as a gain in their entirety.

Other Income (Expense)

Other income (expense) consists primarily of interest income earned and foreign exchange gains and losses.

Interest Expense

Interest expense primarily consists of expenses associated with our capital leases.

Provision (benefit) for Income Taxes

Income tax expense (benefit) consists of federal and state income taxes in the United States and taxes in certain foreign jurisdictions, as well as any changes to deferred tax assets or liabilities, and deferred tax valuation allowances.

Loss in Equity Interest

Loss in equity interest represents our percentage share of losses in investments in entities in which we can exercise significant influence, but do not own a majority equity interest or otherwise control.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies and estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. See Note 1, The Company and Summary of Significant Accounting Policies, of Notes to the Consolidated Financial Statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

Although prices used in our revenue recognition formulas are generally fixed pursuant to the written arrangements with our customers, Google and our advertising network partners, the number of subscribers or the amount of search and digital advertising revenue that are subject to our pricing arrangements are not known until the reporting period has ended. Although this data is, in most cases, available prior to the completion of our periodic financial statements, this data may need to be estimated. When made, these estimates are based upon our historical experience with the relevant party. Adjustments to these estimates have historically not been significant. The receipt of this volume data also serves to verify that we have appropriately satisfied our obligation to our customers for that reporting period. Adjustments are recorded in the period in which the data is received.

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

Revenue Sharing

We pay our customers a portion of the revenue generated from search and digital advertising. The portion paid to our customers depends on, among other things, the consumer base of the customer and their expected ability to drive consumer traffic to our start experiences. This revenue consists of the consideration we receive from Google and our digital advertising partners in connection with traffic supplied by the applicable customer.

Gross Versus Net Presentation of Revenue for Revenue Sharing

We evaluate our relationship between our search and digital advertising partners and our customers in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 605-45, Principal Agent Considerations. We have determined that the revenue derived from traffic supplied by our customers is reported on a gross basis because we are the primary obligor (we are responsible to our customers for fulfilling search and digital advertising services and premium and other services), are involved in the service specifications, perform part of the service, have discretion in supplier selection, have latitude in establishing price and bear credit risk.

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

Volatility. As we have not had sufficient trading history to reasonably estimate expected volatility, the expected stock price volatility for our common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the technology industry similar in size, stage of life cycle and financial leverage. We did not rely on implied volatilities of traded options in our industry peers' common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

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

	Year Ended December 31,
	2012	2013	2014

	(in thousands)
Revenue	$121,981	$111,807	$106,579
Costs and operating expenses:
Cost of revenue (1)	66,620	59,622	57,939
Technology and development (1)(2)	25,603	28,458	26,259
Sales and marketing (2)	9,120	8,124	10,807
General and administrative (1)(2)	11,011	11,663	14,249
Depreciation	3,779	4,650	5,126
Gain on sale of domain	-	-	(1,000)
Total costs and operating expenses	116,133	112,517	113,380
Income (loss) from operations	5,848	(710)	(6,801)
Other income (expense)	1	(37)	(28)
Interest expense	(270)	(193)	(218)
Income (loss) before income taxes	5,579	(940)	(7,047)
Provision (benefit) for income taxes	1,764	(134)	4,821
Loss in equity interest	-	(561)	(1,063)
Net income (loss)	$3,815	$(1,367)	$(12,931)

Notes: (1) Exclusive of depreciation shown separately.

(2) Includes stock-based compensation as follows:

	Year Ended December 31,
	2012	2013	2014

	(in thousands)
Technology and development	$523	$1,184	$1,621
Sales and marketing	404	348	599
General and administrative	1,072	1,029	1,375
	$1,999	$2,561	$3,595

	Year Ended December 31,
	2012	2013	2014
Revenue	100%	100%	100%
Costs and operating expenses:
Cost of revenue (1)	55	53	54
Technology and development (1)	21	25	25
Sales and marketing	7	7	10
General and administrative (1)	9	10	13
Depreciation	3	4	5
Gain on sale of domain	-	-	(1)
Total costs and operating expenses	95	101	106
Income (loss) from operations	5	(1)	(6)
Other income (expense)	-	-	-
Interest expense	-	-	-
Income (loss) before income taxes	5	(1)	(7)
Provision (benefit) for income taxes	1	-	5
Loss in equity interest	-	(1)	(1)
Net income (loss)	3%	(1)%	(12)%

Note: (1) Exclusive of depreciation shown separately.

Comparison of Years Ended December 31, 2012, 2013 and 2014

Revenue

	Year Ended December 31,			2012 to 2013	2013 to 2014
	2012	2013	2014	% Change	% Change

	(in thousands)
Revenue:
Search and display advertising	$101,559	$90,447	$83,906	(11)%	(7)%
Subscriber-based	20,422	21,360	22,673	5%	6%
Total revenue	$121,981	$111,807	$106,579	(8)%	(5)%
Percentage of revenue:
Search and display advertising	83%	81%	79%
Subscriber-based	17	19	21
Total revenue	100%	100%	100%

In 2014, our revenue decreased by $5.2 million, or 5%, compared to 2013.  Digital advertising revenue increased by $5.6 million, or 17%.  The increase in digital advertising was driven by a combination of an increase in video advertising and higher contractual rates for such advertisements. Further, video advertising yields higher CPM than traditional image or text advertising. Search advertising revenue decreased by $12.1 million, or 21% compared to 2013.  We believe the decrease was due to lower search activity associated with the increased usage of competitor search tools on other devices, such as tablets and smartphones, generally across the consumer base.  In addition, a  portion of the decrease was due to the residual effect of the placement of our start experiences on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. Subscriber-based revenue increased $1.3 million, or 6% primarily due to increases in our email, Cloud ID and video solutions services to our customers.

In 2013, our revenue decreased by $10.2 million, or 8%, compared to 2012. Digital advertising revenue decreased slightly by $0.2 million. Search advertising revenue decreased by 10.9 million, or 16%. We believe a material portion of the decrease was due to the placement of our start experiences on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. In addition, and to a lesser extent, we believe the decrease was due to lower search activity associated with the increased usage of other devices such as tablets and smartphones generally across the consumer base and due to a change in the way we monetize searches through our start experiences. Subscriber-based revenue increased $0.9 million, or 5% primarily due to increases in our email, Cloud ID and video solutions services to our customers.

Cost of Revenue

	Year Ended December 31,			2012 to 2013	2013 to 2014
	2012	2013	2014	% Change	% Change

	(in thousands)
Cost of revenue	$66,620	$59,622	$57,939	(11)%	(3)%
Percentage of revenue	55%	53%	54%

Our cost of revenue decreased by $1.7 million, or 3%, in 2014 compared to 2013. The decrease in our cost of revenue was driven by a decrease in revenue-sharing costs from search due to declining search advertising revenue. The decrease was offset by an increase in revenue-sharing costs from digital advertising due to increase in video-based advertising and better monetization of digital advertising, as discussed above. Cost of revenue as a percentage of revenue increased slightly to 54% of revenue in 2014 from 53%  due to shift in the mix of cost of revenue from search advertising to digital advertising, specifically, video-based advertising.

Our cost of revenue decreased by $7.0 million, or 11%, in 2013 compared to 2012. The decrease in our cost of revenue was driven by a decrease in revenue-sharing costs due to decreased search and digital advertising. Cost of revenue as a percentage of revenue decreased to 53% of revenue in 2013 from 55% of revenue in 2012 because of changes in digital advertising revenue attributable to the mix of customers and related revenue-sharing arrangements.

Technology and Development Expenses

	Year Ended December 31,			2012 to 2013	2013 to 2014
	2012	2013	2014	% Change	% Change

	(in thousands)
Technology and development	$25,603	$28,458	$26,259	11%	(8)%
Percentage of revenue	21%	25%	25%

Technology and development expenses decreased by $2.2 million, or 8%, in 2014 compared to 2013. The decrease was primarily due to a shift in activities of certain personnel responsible for products to be marketed, from technology and development to sales and marketing. This change in activities occurred at the direction of our new chief executive officer and took effect on October 1, 2014, and the resulting decrease was $1.3 million. An additional decrease of $0.8 million is due to the reduced use of temporary labor in connection with our cost reduction plan. These decreases were offset by severance and related expenses associated with our cost reduction plan of $0.5 million and additional stock-based compensation expense associated with re-pricing of stock options of $0.2 million.

Technology and development expenses increased by $2.9 million, or 11%, in 2013 compared to 2012. The increase was primarily due to a $2.5 million increase in employee-related costs as a result of the increase in headcount to support new product initiatives and customer deployments.

Sales and Marketing Expenses

	Year Ended December 31,			2012 to 2013	2013 to 2014
	2012	2013	2014	% Change	% Change

	(in thousands)
Sales and marketing	$9,120	$8,124	$10,807	(11)%	33%
Percentage of revenue	7%	7%	10%

Sales and marketing expenses increased by $2.7 million, or 33%, in 2014 compared to 2013. The increase was primarily due to a shift in activities of certain personnel from technology and development to sales and marketing, resulting in additional sales and marketing expense of $1.3 million, as discussed above. Additional increases include $0.5 million in fees paid to third-party consultants for market research, $0.2 million in severance and related expenses associated with our cost reduction plan, and $0.3 million in advertising sales bonus and commission related to the increase in digital advertising revenue.

Sales and marketing expenses decreased by $1.0 million, or 11%, in 2013 compared to 2012. The decrease was primarily due to a $1.0 million decrease in compensation-related expenses.

General and Administrative Expenses

	Year Ended December 31,			2012 to 2013	2013 to 2014
	2012	2013	2014	% Change	% Change

	(in thousands)
General and administrative	$11,011	$11,663	$14,249	6%	22%
Percentage of revenue	9%	10%	13%

General and administrative expenses increased by $2.6 million, or 22%, in 2014 compared to 2013.  The increase is due to several factors, including severance and related expenses associated with our cost reduction plan of $0.6 million, an increase in the provision for bad debt of $0.3 million, higher than typical professional fees of $0.6 million, office rent increase of $0.2 million, and $0.9 million costs associated with our transition to a new CEO.

General and administrative expenses increased by $0.7 million, or 6%, in 2013 compared to 2012. The increase was primarily due to a $0.3 million increase in legal fees in connection with the formation of the JV Company and $0.2 million increase in rent.

Depreciation

	Year Ended December 31,			2012 to 2013	2013 to 2014
	2012	2013	2014	% Change	% Change

	(in thousands)
Depreciation	$3,779	$4,650	$5,126	23%	10%
Percentage of revenue	3%	4%	5%

Depreciation increased by $0.5 million or 10% in 2014 compared to 2013. This increase was due to placing certain software development projects into service during the fourth quarter,  including our next generation portal, our new back-end Cloud ID technology and our new video solutions experience.

Depreciation increased by $0.9 million or 23% in 2013 compared to 2012. This increase was primarily driven by the purchase of assets such as computer equipment to support our investment in new projects.

Gain on Sale of Domain

	Year Ended December 31,			2012 to 2013	2013 to 2014
	2012	2013	2014	% Change	% Change

	(in thousands)
Gain on sale of domain	$-	$-	$1,000	-%	100%
Percentage of revenue	-%	-%	1%

The gain on sale of a domain amounted to $1.0 million during 2014, which was equal to the sale price. The sale was unique to 2014 and no such transactions occurred in the comparative periods.

Other Income (Expense)

	Year Ended December 31,
	2012	2013	2014

	(in thousands)
Other income (expense)	$1	$(37)	$(28)

For each of 2012, 2013 and 2014, other income (expense) consisted primarily of interest income coupled with foreign currency transaction losses related to our Canadian operations.

Interest Expense

	Year Ended December 31,
	2012	2013	2014

	(in thousands)
Interest expense	$(270)	$(193)	$(218)

Interest expense during 2012, 2013 and 2014 primarily relates to interest on capital lease financing.

Provision (benefit) for Income Taxes

	Year Ended December 31,
	2012	2013	2014

	(in thousands)
Provision (benefit) for income taxes	$1,764	$(134)	$4,821

During 2014, we recognized additional income tax benefit related to our net operating loss, or NOL, of approximately $2.8 million.  In the fourth quarter of 2014, as a result of weighing the positive and negative evidence and guidance for accounting for income taxes, which includes an evaluation of recent cumulative pre-tax results, we determined it was appropriate to record a valuation allowance against our net deferred income tax assets because it was determined that it was no longer “more likely than not” that such NOLs will be utilized.  As a result, we recognized a $7.5 million income tax provision expense associated our deferred tax asset valuation allowance.

In 2013 our income tax provision included a $0.2 million deferred benefit for income taxes which resulted in a $0.1 million tax benefit for income taxes.

In 2012 our income tax provision included $2.9 million of deferred income tax expense, partially offset by a tax benefit of $1.1 million relating to a research and development credit.

Loss in Equity Interest

	Year Ended December 31,
	2012	2013	2014

	(in thousands)
Loss in equity interest	$-	$(561)	$(1,063)

In 2013, we entered into a Joint Venture Agreement, pursuant to which we own 50% of the outstanding common stock and 100% of the preferred shares of the JV Company. In 2013 and 2014, we recorded our share of the losses of the JV Company of $0.6 million and $1.1 million. The investment in the JV Company is being accounted for using the equity method and is classified as an investment in equity interest. The Company provided nearly all of the capital to form the JV Company; accordingly, the Company has recorded 100% of the losses incurred by the JV Company in 2013 and 2014.

Unaudited Quarterly Results of Operations and Other Data

The following tables present our unaudited quarterly results of operations and other data for the eight quarters ended December 31, 2014. This unaudited quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, the statement of operations data includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. You should read this table in conjunction with our financial statements and related notes located elsewhere in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of the results of operations for any future periods.

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013	2014	2014	2014	2014

	(in thousands, except per-share data)
Statements of Operations Data:
Revenue	$29,143	$26,708	$26,551	$29,406	$25,248	$24,191	$26,231	$30,909
Costs and operating expenses:
Cost of revenue (1)	15,764	14,017	14,083	15,757	13,876	13,146	14,386	16,535
Technology and development (1)	6,865	7,336	7,404	6,911	7,492	7,120	7,577	4,071
Sales and marketing	2,130	2,147	2,058	1,792	2,137	2,457	2,601	3,614
General and administrative (1)	3,144	2,957	2,805	2,891	3,099	3,499	4,090	3,560
Depreciation	1,130	1,138	1,119	1,262	1,058	1,117	1,133	1,818
Gain on sale of domain	-	-	-	-	-	(1,000)	-	-
Total costs and operating expenses	29,033	27,595	27,469	28,613	27,662	26,339	29,787	29,598
Income (loss) from operations	$110	$(887)	$(918)	$793	$(2,414)	$(2,148)	$(3,556)	$1,311

Net income (loss)	$27	$(637)	$(832)	$173	$(2,056)	$(1,868)	$(2,596)	$(6,418)

Net income (loss) per share:
Basic	$0.00	$(0.02)	$(0.03)	$0.01	$(0.07)	$(0.07)	$(0.09)	$(0.23)
Diluted	$0.00	$(0.02)	$(0.03)	$0.01	$(0.07)	$(0.07)	$(0.09)	$(0.23)

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

In September 2013, we entered into a new Loan and Security Agreement with Silicon Valley Bank (“SVB”), which was amended in October 2014 (as amended, the “Loan Agreement”). The Loan Agreement provides for a $10.0 million secured revolving line of credit with a stated maturity of September 27, 2015. The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of December 31, 2014, $10.0 million was available under the revolving credit line, with no outstanding borrowings.

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

Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property. The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance. The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of December 31, 2014, we were in compliance with the covenants and anticipate continuing to be so.

As of December 31, 2014, we had approximately $25.6 million of cash and cash equivalents and money market funds. We did not have any short-term or long-term investments. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our revolving credit line, will be sufficient to meet our anticipated working capital, capital lease payment obligations and capital expenditure requirements for at least the next 12 months.

Cash Flows

	Year Ended December 31,
	2012	2013	2014

	(in thousands)
Statements of Cash Flows Data:
Cash flows provided (used) by operating activities	$14,657	$5,228	$(3,309)
Cash flows used by investing activities	$(4,869)	$(8,857)	$(4,754)
Cash flows provided (used) by financing activities	$21,237	$(1,926)	$(2,752)

Cash Provided (Used) by Operating Activities

Operating activities used $3.3 million of cash in 2014. The cash flow from operating activities primarily resulted from our net loss, adjusted for non-cash items and changes in our operating assets and liabilities. The use of cash by operating activities primarily relates to the change in working capital assets and liabilities. Our net loss was $12.9 million, which included non-cash depreciation of $5.1 million, non-cash stock-based compensation of $3.6 million, non-cash change in the provision for income taxes of $4.8 and a loss in an equity interest of $1.0 million, offset by gain on the sale of domain of $1.0 million, resulting in cash provided by components of net loss of $0.6 million. Changes in our operating assets and liabilities used $3.9 million of cash, primarily due to an increase in accounts receivable of $5.9 million and offset by an increase in accrued expenses and other current liabilities of $2.7 million. The increase in accounts receivable is partially due to our improved revenue performance late in the fourth quarter combined with a change in the mix of our receivables from Google search advertising receivable to digital advertising receivables, while the increase in accrued expenses and other current liabilities primarily relates to an increase in accrued compensation of $1.3 million associated with accrued severance, bonus and commissions and an increase in accrued content fees of $1.2 million due to timing of payments. Other working capital accounts had less significant fluctuations.

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

Cash Used by Investing Activities

Our primary investing activities have consisted of purchases of property and equipment, payments for the acquisitions and for investments made in the JV Company. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and internal-use software development. We expect to continue to invest in property and equipment and development of software for the remainder of 2015 and thereafter.

Cash used in investing activities in 2014 was $4.8 million, consisting of $5.0 million used for purchases of property and equipment, which primarily relates to software development of our product portfolio, including the payment of $0.7 million of software development costs recorded to accounts payable at December 31, 2013, and $0.8 million for an investment in an equity interest in the JV Company. These uses of cash were offset by $1.0 million proceeds from the sale of a domain.

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

Cash Provided (Used) by Financing Activities

For the year ended December 31, 2014, net cash used in financing activities was $2.8 million primarily for repayment of $2.3 million on our capital lease obligations and purchase of treasury stock in the amount of $0.6 million. We received $0.1 million from the exercise of common stock options.

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

Off-Balance Sheet Arrangements

At December 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

We lease office space and data center space under operating lease agreements and certain equipment under capital lease agreements. We are also obligated to make fixed payments under various contracts with vendors and customers, principally for revenue-sharing and content arrangements.

The following table sets forth our future contractual obligations as of December 31, 2014:

	Payments Due by Period
	2015	2016	2017	2018	2019	Total

Operating lease obligations	$2,393	$1,411	$1,193	$1,029	$384	$6,410
Capital lease obligations	1,233	1,050	365	-	-	2,648
Contract commitments	1,905	1,080	360	-	-	3,345
Total	$5,531	$3,541	$1,918	$1,029	$384	$12,403

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These primarily include interest rate and inflation risk.

Interest Rate Risk

Our cash and cash equivalents primarily consist of cash and money market funds. Other than our $1.0 million investment in B&FF and the $0.1 million investment in equity interest in Synacor China, Ltd., we currently have no investments of any type. Our exposure to market risk for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.

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

Our financial statements are submitted on pages F-1 through F-27 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014. This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm due to a transition period established by the Jumpstart Our Business Startups Act, or JOBS Act, for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information in our proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

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

The information required by this item is incorporated by reference to the information in our proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information in our proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information in our proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information in our proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

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

SYNACOR, INC.
Date: March 12, 2015	/s/ Himesh Bhise
Himesh Bhise
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Himesh Bhise and William J. Stuart, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ Himesh Bhise	President, Chief Executive Officer and	March 12, 2015
Himesh Bhise	Director (Principal Executive Officer)

/S/ William J. Stuart	Chief Financial Officer (Principal	March 12, 2015
William J. Stuart	Financial and Accounting Officer)

/s/ Marwan Fawaz	Director	March 12, 2015
Marwan Fawaz

/s/ Gary L. Ginsberg	Director	March 12, 2015
Gary L. Ginsberg

/s/ Andrew Kau	Director	March 12, 2015
Andrew Kau

/s/ Jordan Levy	Director	March 12, 2015
Jordan Levy

/s/ Michael J. Montgomery	Director	March 12, 2015
Michael J. Montgomery

/s/ Scott Murphy	Director	March 12, 2015
Scott Murphy

EXHIBITS

The following exhibits are incorporated by reference herein or filed here within:

		Incorporated by Reference
				Date of	Exhibit	Filed
Exhibit No.	Description	Form	File No.	Filing	Number	Herewith
3.1	Fifth Amended and Restated Certificate of Incorporation	S-1/A	333-178049	1/30/2012	3.2
3.2	Amended and Restated Bylaws	S-1/A	333-178049	1/30/2012	3.4
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock	8-K	001-33843	7/15/2014	3.1
4.1	Rights Agreement between the Synacor, Inc. and American Stock Transfer & Trust Company, LLC dated July 14, 2014	8-K	001-33843	7/15/2014	4.1
10.1	Form of Indemnification Agreement between Synacor, Inc. and each of its directors and executive officers and certain key employees	S-1	333-178049	11/18/2011	10.1
10.2.1*	2000 Stock Plan	S-1	333-178049	11/18/2011	10.2.1
10.2.2*	Amendment to 2000 Stock Plan, adopted September 30, 2004	S-1	333-178049	11/18/2011	10.2.2
10.2.3*	Amendment to 2000 Stock Plan, adopted June 9, 2006	S-1	333-178049	11/18/2011	10.2.3
10.2.4*	Amendment to 2000 Stock Plan, adopted October 19, 2006	S-1	333-178049	11/18/2011	10.2.4
10.2.5*	Amendment to 2000 Stock Plan, adopted July 31, 2008	S-1	333-178049	11/18/2011	10.2.5
10.2.6*	Form of Stock Option Agreement under 2000 Stock Plan	S-1/A	333-178049	1/30/2012	10.2.6
10.2.7*	Stock Option Agreement under 2000 Stock Plan with Ronald N. Frankel	S-1/A	333-178049	1/30/2012	10.2.7
10.3.1*	2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.1
10.3.2*	Amendment No. 1 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.2
10.3.3*	Amendment No. 2 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.3
10.3.4*	Amendment No. 3 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.4
10.3.5*	Amendment No. 4 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.5
10.3.6*	Amendment No. 5 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.6
10.3.7*	Amendment No. 6 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.7
10.3.8*	Amendment No. 7 to 2006 Stock Plan	S-1/A	333-178049	1/18/2012	10.3.8
10.3.9*	Form of Stock Option Agreement under 2006 Stock Plan with Jordan Levy	S-1/A	333-178049	1/30/2012	10.3.9

		Incorporated by Reference
				Date of	Exhibit	Filed
Exhibit No.	Description	Form	File No.	Filing	Number	Herewith
10.3.10*	Stock Option Agreement under 2006 Stock Plan with Ronald N. Frankel	S-1/A	333-178049	1/30/2012	10.3.10
10.3.11*	Form of Stock Option Agreement with Ronald N. Frankel under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.11
10.3.12*	Form of Stock Option Agreement with George G. Chamoun under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.12
10.3.13*	Form of Stock Option Agreement with Scott A. Bailey under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.13
10.3.14*	Form of Director Stock Option Agreement under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.14
10.3.15*	Form of Director Stock Option Agreement under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.15
10.4.1*	2012 Equity Incentive Plan	S-1/A	333-178049	1/18/2012	10.4
10.4.2*	Form of Stock Option Agreement under 2012 Equity Incentive Plan	S-1/A	333-178049	1/30/2012	10.4.2
10.4.3*	Form of Stock Unit Agreement under 2012 Equity Incentive Plan	S-1/A	333-178049	1/30/2012	10.4.3
10.4.4*	Form of Stock Option Agreement with Ronald N. Frankel under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.4
10.4.5*	Form of Early Exercise Stock Option Agreement under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.5
10.4.6*	Form of Option Agreement with Scott A. Bailey and George G. Chamoun under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.6
10.4.7*	Form of Option Agreement with William J. Stuart under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.7
10.5.1*	Letter Agreement dated July 31, 2007 with Ronald N. Frankel	S-1	333-178049	11/18/2011	10.5.1
10.5.2*	Severance Agreement with Ronald N. Frankel	S-1/A	333-178049	12/23/2011	10.5.2
10.5.3*	Letter Agreement dated September 10, 2013 with Ronald N. Frankel	10-K	001-33843	3/26/2014	10.5.3
10.5.4*	Amendment to Severance Agreement dated September 10, 2013 with Ronald N. Frankel	10-K	001-33843	3/26/2014	10.5.4
10.5.5*	Employment Transition Agreement between Ronald N. Frankel and Synacor, Inc. dated March 5, 2014	10-Q	001-33843	5/15/2014	10.3
10.6.1*	Letter Agreement dated October 15, 2010 with Scott A. Bailey	S-1	333-178049	11/18/2011	10.6
10.6.2*	Letter agreement between Scott A. Bailey and Synacor, Inc. dated June 25, 2013	10-Q	001-33843	8/13/2013	10.6

		Incorporated by Reference
				Date of	Exhibit	Filed
Exhibit No.	Description	Form	File No.	Filing	Number	Herewith
10.6.3*	Severance Agreement with Scott A. Bailey	10-K	001-33843	3/26/2014	10.6.3
10.6.4*	Letter Agreement dated July 24, 2013 with Scott A. Bailey	10-K	001-33843	3/26/2014	10.6.4
10.7.1*	Employment and Noncompetition Agreement dated December 22, 2000 between George G. Chamoun and CKMP, Inc.	S-1	333-178049	11/18/2011	10.7.1
10.7.2*	Severance Agreement with George G. Chamoun	S-1/A	333-178049	12/23/2011	10.7.2
10.7.3*	Letter Agreement dated March 26, 2014 with George G. Chamoun	10-K	001-33843	3/26/2014	10.7.3
10.7.4*	Amendment to Severance Agreement dated March 26, 2014 with George G. Chamoun	10-K	001-33843	3/26/2014	10.7.4
10.8.1*	Letter Agreement dated August 3, 2011 with William J. Stuart	S-1	333-178049	11/18/2011	10.8
10.8.2*	Severance Agreement with William J. Stuart	10-K	001-33843	3/26/2014	10.8.2
10.8.3*	Letter Agreement dated August 26, 2013 with William J. Stuart	10-K	001-33843	3/26/2014	10.8.3
10.9.1†	Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated April 1, 2010	S-1/A	333-178049	2/1/2012	10.9.1
10.9.2†	Amendment #1 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. of October 1, 2010	S-1/A	333-178049	1/13/2012	10.9.2
10.9.3†	Amendment #2 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated May 25, 2011	S-1/A	333-178049	1/13/2012	10.9.3
10.9.4†	Amendment #3 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated December 9, 2011	S-1/A	333-178049	1/13/2012	10.9.4
10.9.5	Letter agreement between Charter Communications Operating, LLC and Synacor, Inc. dated March 28, 2013	10-Q	001-33843	5/14/2013	10.1
10.9.6†	Amendment #4 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated April 1, 2013	10-Q	001-33843	8/13/2013	10.2

		Incorporated by Reference
				Date of	Exhibit	Filed
Exhibit No.	Description	Form	File No.	Filing	Number	Herewith
10.9.7†	Amendment #5 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated June 12, 2014	10-Q	001-33843	8/14/2014	10.2
10.10.1†	Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated January 1, 2012	10-Q	001-33843	11/14/2012	10.1.1
10.10.2†	Amendment #1 to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated July 1, 2012	10-Q	001-33843	11/14/2012	10.1.2
10.10.3†	Amendment #2 to Master Services Agreement between Qwest Corporation and Synacor, Inc.dated August 23, 2012	10-Q	001-33843	11/14/2012	10.1.3
10.10.4†	Amendment #3 to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc.dated December 7, 2012	10-Q	001-33843	5/15/2014	10.2.1
10.10.5†	Fifth Amendment to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc.dated January 29, 2013	10-Q	001-33843	5/15/2014	10.2.2
10.10.6†	Sixth Amendment to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc.dated November 1, 2013	10-Q	001-33843	5/15/2014	10.2.3
10.10.7	Seventh Amendment to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc.dated October 12, 2014					X
10.11*	2007 Management Cash Incentive Plan	10-Q	001-33843	5/15/2012	10.1
10.12.1†	Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated July 1, 2010	S-1/A	333-178049	2/1/2012	10.12
10.12.2†	Amendment #1 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated December 1, 2011	10-Q	001-33843	11/14/2013	10.2.1
10.12.3†	Amendment #2 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 4, 2013	10-Q	001-33843	11/14/2013	10.2.2
10.12.4†	Amendment #3 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc and Synacor, Inc. dated September 4, 2013	10-Q	001-33843	11/14/2013	10.2.3

		Incorporated by Reference
				Date of	Exhibit	Filed
Exhibit No.	Description	Form	File No.	Filing	Number	Herewith
10.12.5	Amendment #4 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 4, 2013	10-Q	001-33843	11/14/2013	10.2.4
10.12.6†	Statement of Work #1 governed by Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 24, 2013	10-Q	001-33843	11/14/2013	10.2.5
10.12.7	Amendment #5 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 25, 2014	10-Q	001-33843	11/14/2014	10.2
10.12.8#	Amendment #6 to Master Services and Linking Agreement between Toshiba America Information System, Inc. and Synacor, Inc. dated August 5, 2014					X
10.12.9#	Marketing Services Statement of Work governed by Master Services and Linking Agreement between Toshiba America Information Systmets, Inc. and Synacor, Inc. dated December 22, 2014					X
10.13.1†	Google Services Agreement between Google Inc. and Synacor, Inc. dated March 1, 2011	S-1/A	333-178049	2/1/2012	10.13.1
10.13.2†	Amendment Number One to Google Services Agreement between Google Inc. and Synacor, Inc. dated July 1, 2011	S-1/A	333-178049	12/29/2011	10.13.2
10.13.3†	Amendment Number Two to Google Services Agreement between Google Inc. and Synacor, Inc. dated May 1, 2012	10-Q	001-33843	8/13/2013	10.1.1
10.13.4†	Amendment Number Three to Google Services Agreement between Google Inc. and Synacor, Inc. dated May 1, 2013	10-Q	001-33843	8/13/2013	10.1.2
10.13.5†	Amendment Number Four to Google Services Agreement between Google Inc. and Synacor, Inc. dated March 1, 2014	10-Q	001-33843	5/15/2014	10.1
10.13.6#	Amendment Number Five to Google Services Agreement between Google Inc. and Synacor, Inc. dated August 1, 2014					X
10.14.1	Sublease dated March 3, 2006 between Ludlow Technical Products Corporation and Synacor, Inc.	S-1	333-178049	11/18/2011	10.14.1
10.14.2	First Amendment to Sublease dated September 25, 2006	S-1	333-178049	11/18/2011	10.14.2
10.14.3	Second Amendment to Sublease dated February 27, 2007	S-1	333-178049	11/18/2011	10.14.3
10.15.1*	Letter Agreement dated March 1, 2008 with Jordan Levy	S-1/A	333-178049	1/30/2012	10.15.1

		Incorporated by Reference
				Date of	Exhibit	Filed
Exhibit No.	Description	Form	File No.	Filing	Number	Herewith
10.15.2*	Letter Agreement dated June 23, 2009 with Jordan Levy	S-1/A	333-178049	1/30/2012	10.15.2
10.15.3*	Letter Agreement dated March 1, 2008 with Ronald N. Frankel	S-1/A	333-178049	1/30/2012	10.15.3
10.15.4*	Letter Agreement dated June 23, 2009 with Ronald N. Frankel	S-1/A	333-178049	1/30/2012	10.15.4
10.15.5*	Letter Agreement dated March 1, 2008 with George G. Chamoun	S-1/A	333-178049	1/30/2012	10.15.5
10.15.6*	Letter Agreement dated June 23, 2009 with George G. Chamoun	S-1/A	333-178049	1/30/2012	10.15.6
10.16*	Form of Common Stock Repurchase Agreement	S-1/A	333-178049	1/30/2012	10.16
10.17.1†	Master Services Agreement between Verizon Corporate Services Group Inc. and Synacor, Inc. dated July 25, 2011	10-K	001-33843	3/26/2013	10.17.1
10.17.2†	Amendment #1 to Master Services Agreement between Verizon Corporate Services Group Inc. and Synacor, Inc. dated December 20, 2012	10-K	001-33843	3/26/2013	10.17.2
10.17.3†	Amendment #2 to Master Services Agreement between Verizon Corporate Services Group, Inc. and Synacor, Inc. dated April 1, 2013	10-Q	001-33843	8/13/2013	10.3
10.17.4†	Amendment #3 to Master Services Agreement between Verizon Corporate Services Group, Inc. and Synacor, Inc. dated June 6, 2014	10-Q	001-33843	8/14/2014	10.1
10.18.1†	Joint Venture Agreement between Maxit Technology Incorporate, Synacor China, Ltd. and Synacor, Inc. dated March 11, 2013	10-Q	001-33843	5/14/2013	10.2.1
10.18.2†	Shareholders Agreement between Maxit Technology Incorporated, Synacor China, Ltd. and Synacor, Inc. dated March 11, 2013	10-Q	001-33843	5/14/2013	10.2.2
10.18.3†	Amendment to the Joint Venture Agreement dated December 6, 2013	10-K	001-33843	3/26/2014	10.18.3
10.19.1*	Special Purpose Recruitment Plan	Schedule 14A	001-33843	4/5/2013	App. A
10.19.2*	Form of Stock Option Agreement (Early Exercise) under Special Purpose Recruitment Plan	10-Q	001-33843	8/13/2013	10.5
10.20.1	Loan and Security Agreement between Silicon Valley Bank and Synacor, Inc. dated September 27, 2013	10-Q	001-33843	11/14/2013	10.1
10.20.2	First Amendment to the Loan and Security Agreement between Silicon Valley Bank and Synacor, Inc. dated October 28, 2014					X

Incorporated by Reference
				Date of	Exhibit	Filed
Exhibit No.	Description	Form	File No.	Filing	Number	Herewith
10.21.1*	Employment Letter Agreement with Himesh Bhise dated August 4, 2014	10-Q	001-33843	11/14/2014	10.1.1
10.21.2*	Stock Option Agreement with Himesh Bhise granted on August 4, 2014	10-Q	001-33843	11/14/2014	10.1.2
21.1	List of subsidiaries					X
23.1	Consent of Deloitte & Touche LLP					X
24.1	Power of Attorney (contained in the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1‡	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

Notes:

†	Confidential treatment has been granted for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.
#	Confidential treatment has been requested for potions of this document. The omitted portions have been filed with the Securities and Exchange Commission.
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

*	Indicates management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Synacor, Inc.

Buffalo, New York

We have audited the accompanying consolidated balance sheets of Synacor, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Synacor, Inc. and subsidiaries as of December 31, 2013 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Williamsville, New York

March 12, 2015

SYNACOR, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2014

(In thousands except for share and per share data)

	2013	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,397	$25,600
Accounts receivable—net of allowance of $76 and $388	14,569	20,479
Prepaid expenses and other current assets	1,691	2,292
Deferred income taxes	314	-
Total current assets	52,971	48,371
PROPERTY AND EQUIPMENT—Net	14,085	15,128
DEFERRED INCOME TAXES, NON-CURRENT	4,455	-
OTHER LONG-TERM ASSETS	348	101
GOODWILL	1,565	1,565
CONVERTIBLE PROMISSORY NOTE	1,000	1,000
INVESTMENT IN EQUITY INTEREST	365	73
TOTAL ASSETS	$74,789	$66,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,573	$12,545
Accrued expenses and other current liabilities	5,177	8,403
Current portion of capital lease obligations	1,946	1,150
Total current liabilities	20,696	22,098
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	885	1,383
OTHER LONG-TERM LIABILITIES	977	275
Total liabilities	22,558	23,756

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value—100,000,000 authorized, 27,684,598 issued and 27,365,098 shares outstanding at December 31, 2013 and 27,944,853 issued and 27,391,709 shares outstanding at December 31, 2014	277	279
Preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding at December 31, 2013 and 2014	-	-
Treasury stock—at cost, 319,500 shares at December 31, 2013 and 553,144 shares at December 31, 2014	(569)	(1,142)
Additional paid-in capital	102,226	105,961
Accumulated deficit	(49,705)	(62,636)
Accumulated other comprehensive income	2	20
Total stockholders’ equity	52,231	42,482
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,789	$66,238

The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2013 AND 2014

(In thousands except for share and per share data)

	2012	2013	2014
REVENUE	$121,981	$111,807	$106,579
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation shown separately below)	66,620	59,622	57,939
Technology and development (exclusive of depreciation shown separately below)	25,603	28,458	26,259
Sales and marketing	9,120	8,124	10,807
General and administrative (exclusive of depreciation shown separately below)	11,011	11,663	14,249
Depreciation	3,779	4,650	5,126
Gain on sale of domain	-	-	(1,000)
Total costs and operating expenses	116,133	112,517	113,380
INCOME (LOSS) FROM OPERATIONS	5,848	(710)	(6,801)
OTHER INCOME (EXPENSE)	1	(37)	(28)
INTEREST EXPENSE	(270)	(193)	(218)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY INTEREST	5,579	(940)	(7,047)
PROVISION (BENEFIT) FOR INCOME TAXES	1,764	(134)	4,821
LOSS IN EQUITY INTEREST	-	(561)	(1,063)
NET INCOME (LOSS)	$3,815	$(1,367)	$(12,931)

NET INCOME (LOSS) PER SHARE:
Basic	$0.16	$(0.05)	$(0.47)
Diluted	$0.14	$(0.05)	$(0.47)

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME (LOSS) PER SHARE:
Basic	24,411,194	27,306,882	27,389,793
Diluted	28,097,313	27,306,882	27,389,793

The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2012, 2013 AND 2014

(In thousands)

	2012	2013	2014
Net income (loss)	$3,815	$(1,367)	$(12,931)
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(6)	8	18
Comprehensive income (loss)	$3,809	$(1,359)	$(12,913)

The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2013 AND 2014

(In thousands except for share data)

															Accumulated
			Treasury Stock		Series A		Series A-1		Series B		Series C		Additional		Other
	Common Stock		(Common)		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
BALANCE - January 1, 2012	3,052,856	$31	(319,500)	$(569)	5,548,508	$5,077	570,344	$730	2,737,500	$5,401	2,740,407	$17,224	$45,639	$(52,153)	$-	$21,380
Issuance of common stock upon initial public offering, net of offering costs	5,454,545	54	-	-	-	-	-	-	-	-	-	-	22,293	-	-	22,347
Conversion of preferred stock to common stock upon initial public offering	17,395,136	174	-	-	(5,548,508)	(5,077)	(570,344)	(730)	(2,737,500)	(5,401)	(2,740,407)	(17,224)	28,258	-	-	-
Exercise of common stock options	1,615,128	16	-	-	-	-	-	-	-	-	-	-	1,196	-	-	1,212
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	2,063	-	-	2,063
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	3,815	-	3,815
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6)	(6)
BALANCE - December 31, 2012	27,517,665	275	(319,500)	(569)	-	-	-	-	-	-	-	-	99,449	(48,338)	(6)	50,811
Exercise of common stock options	166,933	2	-	-	-	-	-	-	-	-	-	-	193	-	-	195
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	2,584	-	-	2,584
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,367)	-	(1,367)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	8	8
BALANCE - December 31, 2013	27,684,598	277	(319,500)	(569)	-	-	-	-	-	-	-	-	102,226	(49,705)	2	52,231
Exercise of common stock options	246,880	2	-	-	-	-	-	-	-	-	-	-	66	-	-	68
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	3,669	-	-	3,669
Vesting of restricted stock units	13,375	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Treasury stock withheld to cover tax liability	-	-	(4,594)	(11)	-	-	-	-	-	-	-	-	-	-	-	(11)
Purchase of treasury stock	-	-	(229,050)	(562)	-	-	-	-	-	-	-	-	-	-	-	(562)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(12,931)	-	(12,931)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	18	18
BALANCE - December 31, 2014	27,944,853	$279	(553,144)	$(1,142)	-	$-	-	$-	-	$-	-	$-	$105,961	$(62,636)	$20	$42,482

The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2013 AND 2014

(In thousands)

	2012	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,815	$(1,367)	$(12,931)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided (used) by operating activities:
Depreciation	3,779	4,650	5,126
Stock-based compensation expense	1,999	2,561	3,595
Gain on sale of domain	-	-	(1,000)
Loss on disposal of property and equipment	35	-	-
Change in provision for deferred income taxes	1,557	(243)	4,769
Loss in equity interest	-	561	1,063
Change in assets and liabilities:
Accounts receivable, net	(1,288)	1,055	(5,910)
Prepaid expenses and other current assets	253	189	(367)
Other long-term assets	380	220	247
Accounts payable	2,335	(527)	(359)
Accrued expenses and other current liabilities	1,715	(2,205)	2,665
Other long-term liabilities	77	334	(207)
Net cash provided (used) by operating activities	14,657	5,228	(3,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,269)	(5,920)	(4,982)
Investment in equity interest	-	(926)	(772)
Proceeds from sale of domain	-	-	1,000
Cash paid for business acquisition	(600)	(1,011)	-
Purchase of convertible promissory note	-	(1,000)	-
Net cash used by investing activities	(4,869)	(8,857)	(4,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on capital lease obligations	(2,336)	(2,121)	(2,258)
Proceeds from exercise of common stock options	1,212	195	68
Purchase of treasury stock	-	-	(562)
Proceeds from initial public offering	25,364	-	-
Initial public offering costs	(2,753)	-	-
Repayment on bank financing	(250)	-	-
Net cash provided (used) by financing activities	21,237	(1,926)	(2,752)

Effect of exchange rate changes on cash and cash equivalents	(6)	8	18

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,019	(5,547)	(10,797)
CASH AND CASH EQUIVALENTS—Beginning of year	10,925	41,944	36,397
CASH AND CASH EQUIVALENTS—End of year	$41,944	$36,397	$25,600

The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2012, 2013 AND 2014

(In thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$259	$165	$219
Cash paid for income taxes	$134	$140	$112

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Property, equipment and service contracts financed under capital lease obligations	$2,484	$1,039	$1,961
Accrued property and equipment expenditures	$269	$719	$117
Stock-based compensation capitalized to property and equipment	$-	$-	$74
Treasury stock received to satisfy minimum tax withholding liabilities	$-	$-	$11
Accrual for business acquisition	$500	$495	$-

The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2014, AND

FOR THE YEARS ENDED DECEMBER 31, 2012, 2013 AND 2014

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Synacor, Inc., together with its consolidated subsidiaries, Synacor Canada, Inc. and NTV Internet Holdings, LLC, (collectively, the “Company” or “Synacor”), is a leading provider of start experiences (startpages and homescreens), video solutions, identity anagement (Cloud ID) and various cloud-based services across multiple devices for cable, satellite, telecom and consumer electronics companies. The Company is also a leading provider of authentication and aggregation solutions enabling the delivery of personalized, online content. The Company's technology allows its customers to package a wide array of personalized, online content and cloud-based services with their high-speed Internet, communications, television and other digital offerings. The Company's customers offer the Company's services under their own brands on Internet-enabled devices such as PCs, tablets, smartphones and connected TVs.

Initial Public Offering — In February 2012, the Company completed its initial public offering whereby 6,818,170 shares of common stock were sold to the public at a price of $5.00 per share. The Company sold 5,454,545 common shares and selling stockholders sold 1,363,625 common shares. The Company received aggregate proceeds of $25.4 million from the initial public offering, net of underwriters’ discounts and commissions, but before deducting offering expenses of approximately $3.0 million.

In connection with the initial public offering in February 2012, the Board of Directors of the Company approved a 1-for-2 reverse stock split of the Company’s common stock. All common shares, stock options, and per share information presented in these consolidated financial statements reflect the reverse stock split on a retroactive basis for all periods presented. There was no change in the par value of the Company’s common stock. The ratio by which shares of preferred stock were convertible into shares of common stock was adjusted to reflect the effects of the reverse stock split. In addition, in accordance with their rights and consistent with the conversion rates discussed in Note 8, Equity, all shares of the Company’s outstanding preferred stock were converted into common stock upon the closing of the initial public offering.

Basis of Presentation — The consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Accounts Receivable — The Company records accounts receivable at the invoiced amount and does not charge interest on past due invoices. An allowance for doubtful accounts is maintained to reserve for potentially uncollectible accounts receivable. The Company reviews its accounts receivable from customers that are past due to identify specific accounts with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations.

Property and Equipment — Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Leasehold improvements	3–10 years
Computer hardware	5 years
Computer software	3 years
Furniture and fixtures	7 years
Other	3–5 years

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

Long-Lived Assets — The Company reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. For purposes of evaluating and measuring impairment, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. There has been no material impairments to long-lived assets in any of the years presented.

Goodwill — Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and more frequently if impairment indicators are present. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its estimated fair value. The Company has determined it is a single reporting unit, and estimates its fair value using a market approach. If the carrying value of the reporting unit were to exceed its estimated fair value, the second step of the goodwill impairment test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge would then be recognized for the excess of the carrying value of goodwill over its implied estimated fair value. The Company conducts its annual goodwill impairment test as of October 1st. For the years ended December 31, 2012, 2013 and 2014, the Company determined goodwill was not impaired.

Revenue Recognition — The Company derives revenue from two categories: revenue generated from advertising activities and subscriber-based revenue, each of which is described below. The following table shows the revenue in each category for the years ended December 31, 2012, 2013 and 2014 (in thousands):

	Year Ended December 31,
	2012	2013	2014
Search and digital advertising	$101,559	$90,447	$83,906
Subscriber-based	20,422	21,360	22,673
Total revenue	$121,981	$111,807	$106,579

The Company uses Internet advertising to generate revenue from the traffic on its start experiences categorized as search advertising and digital advertising.

•	In the case of search advertising, the Company has a revenue-sharing relationship with Google, pursuant to which it includes a Google-branded search tool on its start experiences. When a consumer F-10 makes a search query using this tool, the Company delivers the query to Google and they return search results to consumers that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with the Company. The net payment received from Google is recognized as revenue.

•

Digital advertising includes video, image and text advertisements delivered on one of the Company’s start experiences. Advertising inventory is filled with advertisements sourced by the Company’s direct sales force, independent advertising sales representatives, and also advertising network partners. Revenue is generated for the Company when an advertisement displays, otherwise known as an impression, or when consumers view or click an advertisement, otherwise known as an action. Digital advertising revenue is calculated on a cost per impression or cost per action basis. Revenue is recognized based on amounts received from advertising customers as the impressions are delivered or the actions occur, according to contractual rates.

Subscriber-based revenue represents subscription fees and other fees that the Company receives from customers for the use of its proprietary technology, including the use of, or access to, e-mail, video solutions,  Cloud ID, security, games and other premium services and paid content. Monthly subscriber levels typically form the basis for calculating and generating subscriber-based revenue. They are generally determined by multiplying a per-subscriber per-month fee by the number of subscribers using the particular services being offered or consumed. In other cases, the fee is fixed. Revenue is recognized from customers as the service is delivered.

Advertising and subscriber-based revenue are recognized when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured.

The Company evaluates its relationship between search and digital advertising revenue and its start experience customers in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-45, Principal Agent Considerations. The Company has determined that the search and digital advertising revenue derived from the Internet traffic on start experiences is reported on a gross basis because the Company is the primary obligor (Synacor is responsible to its customers for fulfilling search and digital advertising services and premium and other services), is involved in the service specifications, performs part of the service, has discretion in supplier selection, has latitude in establishing price and bears credit risk.

Cost of Revenue — Cost of revenue consists of revenue sharing, content acquisition costs and co-location facility costs. Revenue sharing consists of amounts accrued and paid to customers for the Internet traffic on start experiences where the Company is the primary obligor, resulting in the generation of search and digital advertising revenue. The revenue-sharing agreements with customers are primarily variable payments based on a percentage of the search and digital advertising revenue. Content-acquisition agreements may be based on a fixed payment schedule, on the number of subscribers per month, or a combination of both. Fixed-payment agreements are expensed on a straight-line basis over the term defined in the agreement. Agreements based on the number of subscribers are expensed on a monthly basis. Co-location facility costs consist of rent and operating costs for the Company’s data center facilities.

Concentrations of Risk — As of December 31, 2013 and 2014, and for the years ended December 31, 2012, 2013 and 2014 the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable and revenue as follows:

	Accounts Receivable
	2013	2014
Google	47%	23%
Portal Customer	11%	12%
Advertising Customer (1)	N/A	11%

Note: (1) As of December 31, 2013, the accounts receivable of the Advertising Customer was less than 10%.

	Revenue
	2012	2013	2014
Google	56%	51%	42%

For the years ended December 31, 2012, 2013 and 2014, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue.

	Cost of Revenue
	2012	2013	2014
Customer A	20%	22%	22%
Customer B	13%	13%	12%
Customer C	17%	12%	10%
Customer D	12%	11%	12%

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash primarily in checking and money market accounts with high credit quality financial institutions, which, at times, have exceeded federally insured limits of $0.25 million. Although the Company maintains balances that exceed the federally insured limit, it has not experienced any losses related to these balances and believes credit risk to be minimal.

Software Development Costs — Costs incurred during the preliminary project stage for software programs are expensed as incurred. External and internal costs incurred during the application development stage of new software development as well as for upgrades and enhancements for software programs that result in additional functionality are capitalized. In 2012, 2013 and 2014, the Company incurred $0.8 million, $3.0 million and $3.4 million of combined internal and external costs related to the application development stage. Internal and external training and maintenance costs are expensed as incurred.

Technology and Development — Technology and development expenses consist primarily of compensation-related expenses incurred for the research and development of, enhancements to, and maintenance and operation of the Company’s products, equipment and related infrastructure.

Sales and Marketing — Sales and marketing expenses consist primarily of compensation-related expenses to the Company’s direct sales and marketing personnel, as well as costs related to advertising, industry conferences, promotional materials, and other sales and marketing programs. Advertising cost is expensed as incurred.

General and Administrative — General and administrative expenses consist primarily of compensation related expenses for executive management, finance, accounting, human resources, professional fees and other administrative functions.

Sale of Domain — In June 2014, the Company executed a transaction to sell a domain name of its legacy business. The sale amounted to $1.0 million and the entire amount was recorded as a gain on the sale in the accompanying consolidated statement of operations for the year ended December 31, 2014.

Earnings (Loss) Per Share — Basic earnings (loss) per share (“EPS”) is calculated in accordance with FASB ASC 260, Earnings per Share, and is calculated using the weighted average number of common shares outstanding during each period. Contingently issuable or repurchasable shares are not used in the calculation of basic earnings (loss) per share until the contingency is resolved.

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

The shares used to compute basic and diluted net income (loss) per share represent the weighted-average common shares outstanding. The Company's preferred stockholders had the right to participate with common stockholders in dividends and unallocated income. Net losses were not allocated to the preferred stockholders. Therefore, when applicable basic and diluted EPS were computed using the two-class method, under which the Company's undistributed earnings are allocated amongst the common and preferred stockholders.

Stock-Based Compensation — The Company records compensation costs related to stock-based awards in accordance with FASB ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized ratably over the requisite service period of the award. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates prevesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest.

Rights Plan — On July 14, 2014 the board of directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock and adopted a stockholder rights plan (the “Rights Plan”). The Rights were issued July 14, 2014 to the stockholders of record at the close of business on that date. Each Right allows its holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock (a “ Series A Junior Preferred Share”) for $10.00 per share (the “Exercise Price”), if the Rights become exercisable. This portion of a Series A Junior Preferred Share will give the stockholder approximately the same dividend, voting, and liquidation rights as would one share of common stock. Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights. On July 14, 2014, in conjunction with the adoption of the Rights Plan, the Company designated 2,000,000 shares of its Preferred Stock as Series A Junior Participating Preferred Stock.

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

Income Taxes — Deferred income tax assets and liabilities are determined based on temporary differences between the financial statement and income tax bases of assets and liabilities and net operating loss ("NOL") and credit carryforwards using enacted income tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established to the extent necessary to reduce deferred income tax assets to amounts that more likely than not will be realized.

The Company accounts for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2014, there was no accrued interest or penalties related to uncertain tax positions.

Reduction In Workforce — On September 28, 2014, the Company's board of directors approved a cost reduction plan. The plan involves a reduction in the Company’s workforce by approximately 70 employees. The pretax severance charge and outplacement services resulting from the reduction in workforce, combined with the Company's separation from its former Chief Operating Officer, amounted to $1.3 million. Of the $1.3 million in costs, $0.5 million was recorded to technology and development, $0.2 million was recorded to sales and marketing and $0.6 million was recorded to general and administrative in the accompanying statement of operations for the year ended December 31, 2014. As of December 31, 2014, $0.3 million of the reduction in workforce costs remain in accrued expenses and other current liabilities on the accompanying consolidated balance sheet.

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

Fair Value of Financial Instruments —  Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis at each reporting period. The Company’s financial assets and liabilities include its capital lease obligations, accrued contingent consideration to Teknision, Inc. and its convertible promissory note. The Company does not have any nonfinancial assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts of the Company’s capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at December 31, 2013 and 2014. The fair value of accrued contingent consideration recorded by the Company represents the estimated fair value of the contingent consideration the Company expects to pay in the next 12 months.

Investments and Fair Value Measurements — In July 2013, the Company made a $1.0 million investment (in the form of a convertible promissory note) in a privately held Delaware corporation called Blazer and Flip Flops, Inc. (“B&FF” doing business as The Experience Engine). B&FF is a professional services company whose principals have experience integrating its customers’ systems with their customers’ devices, including smartphones and tablets.

The investment in B&FF is considered an available-for-sale security and is reported on the Company’s consolidated balance sheets as a convertible promissory note.

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

The Company classifies its investment in B&FF within Level 3 because it is valued using unobservable inputs. As of December 31, 2013 and 2014 the estimated fair value is equal to the purchase price of $1.0 million.

Recent Accounting Pronouncements  — In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on its consolidated financial statements.

2. PROPERTY AND EQUIPMENT—NET

As of December 31, 2013 and 2014 property and equipment, net consisted of the following (in thousands):

	2013	2014
Computer equipment	$19,361	$21,194
Computer software	4,625	10,741
Furniture and fixtures	1,634	1,847
Leasehold improvements	1,044	1,389
Work in process (primarily software development costs)	3,893	1,203
Other	173	173
	30,730	36,547
Less accumulated depreciation	(16,645)	(21,419)
Total property and equipment—net	$14,085	$15,128

Property and equipment includes computer equipment and software held under capital leases of approximately $5.3 million and $4.8 million as of December 31, 2013 and 2014, respectively. Accumulated depreciation of computer equipment and software held under capital leases amounted to $2.1 million and $2.7 million as of December 31, 2013 and 2014, respectively.

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2013 and 2014, accrued expenses and other current liabilities consisted of the following (in thousands):

	2013	2014
Accrued compensation	$2,787	$4,066
Accrued content fees	580	1,745
Accrued business acquisition consideration	-	495
Unearned revenue on contracts	247	642
Other	1,563	1,455
Total	$5,177	$8,403

4. BANK FINANCING

In September 2013, the Company entered into a Loan and Security Agreement, with Silicon Valley Bank (“SVB”), which was amended in October 2014 (as amended, the “Loan Agreement”). The Loan Agreement provides for a $10.0 million secured revolving line of credit with a stated maturity of September 27, 2015. The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of December 31, 2014,  $10.0 million was available under the revolving credit line. As of December 31, 2013 and 2014, there were no outstanding borrowings.

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

The Company’s obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property. The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance. The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of December 31, 2014, the Company was in compliance with the covenants.

5. INCOME TAXES

Income (loss) from continuing operations before income taxes included income from domestic operations of $5.5 million, $(1.1) million and $(7.1) million for the years ended December 31, 2012, 2013 and 2014, and income from foreign operations of $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2012, 2013 and 2014.

The provision (benefit) for income taxes for the years ended December 31, 2012, 2013 and 2014, comprised the following (in thousands):

	2012	2013	2014
Current:
United States Federal	$151	$16	$21
State	20	22	24
Foreign	36	71	7
Total current provision for income taxes	207	109	52
Deferred:
United States Federal	1,022	(119)	4,135
State	535	(97)	634
Foreign	-	(27)	-
Net deferred provision (benefit) for income taxes	1,557	(243)	4,769
Total provision (benefit) for income taxes	$1,764	$(134)	$4,821

The income tax effects of significant temporary differences and carryforwards that give rise to deferred income tax assets and liabilities as of December 31, 2013 and 2014 are as follows (in thousands):

	2013	2014
Deferred income tax assets:
Stock and other compensation expense	$1,516	$2,838
Net operating losses	2,255	3,533
Research and development credits	1,676	1,676
Other federal and state carryforwards	414	304
Other	15	294
Gross deferred tax assets	5,876	8,645
Valuation allowances	-	(7,504)
	5,876	1,141
Deferred income tax liabilities:
Fixed assets	(469)	(457)
Other	(11)	(57)
Gross deferred tax liabilities	(480)	(514)
Subtotal	5,396	627
Less unrecognized tax benefit liability related to deferred items	(627)	(627)
Net deferred tax assets	$4,769	$-

Recorded as:
Current deferred tax assets	$314	$-
Non-current deferred tax assets	4,455	-
Net deferred tax assets	$4,769	$-

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2012	2013	2014
Balance—beginning of year	$26	$627	$627
Additions for tax positions of prior years	601	-	-
Reductions for tax positions of prior years	-	-	-
Balance—end of year	$627	$627	$627

The tax positions at the end of 2012, 2013 and 2014 were primarily related to research and development carryforwards.

If the $0.6 million of unrecognized tax benefits as of December 31, 2014 were recognized, approximately $0.6 million would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred income tax assets on which an unrecognized tax benefit liability is placed. The Company does not expect any material changes to its unrecognized tax benefits within the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013 and 2014, penalties and interest were immaterial.

The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. states and foreign jurisdictions. The tax years 2003 to 2013 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. The Company is currently not under examination in any major taxing jurisdictions.

The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries, as such earnings are to be reinvested offshore indefinitely. The income tax liability would be insignificant if these earnings were to be repatriated.

Income tax (benefit) expense for the years ended December 31, 2012, 2013 and 2014, differs from the expected income tax (benefit) expense calculated using the statutory U.S. Federal income tax rate as follows (dollars in thousands):

	2012		2013		2014
Federal income tax (benefit) expense at statutory rate	$1,895	34%	$(320)	(34)%	$(2,390)	(34)%
State and local taxes—net of federal benefit	310	6	(75)	(8)	(410)	(6)
Foreign taxes	14	-	(3)	-	(1)	-
Expiration of or changes to federal and state NOLs	446	8	-	-	-	-
Federal research and development credit	(1,676)	(30)	-	-	-	-
Valuation allowance	-	-	-	-	7,504	107
Permanent differences	291	5	264	28	262	4
Uncertain tax position current activity	586	11	-	-	-	-
Other	(102)	(2)	-	-	(144)	(2)
Total	$1,764	32%	$(134)	(14)%	$4,821	69%

The Company had federal and state NOL carryforwards of approximately $6.0 million and $5.8 million, respectively, at December 31, 2014. In addition, the Company has approximately $1.9 million of NOL carryforwards created by windfall tax benefits relating to stock compensation for which no deferred income tax assets have been recorded in accordance with the rules under FASB ASC 718. The NOLs will begin to expire in 2027. The Company has weighed the positive and negative evidence, including cumulative recent pre-tax losses, and determined that it is more likely than not that the deferred income tax assets, primarily related to the NOLs, will not be realized, and therefore, a full valuation allowance has been recorded against the net deferred income tax assets as of December 31, 2014.

6. INFORMATION ABOUT SEGMENT AND GEOGRAPHIC AREAS

Operating segments are components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews operating results and financial information presented on a total Company basis, accompanied by information about revenue by major service line for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure.

The following table sets forth revenue and long-lived tangible assets by geographic area (in thousands):

	Years Ended December 31,
	2012	2013	2014
Revenue:
United States	$121,306	$111,122	$105,872
International	675	685	707
Total revenue	$121,981	$111,807	$106,579

	As of December 31,
	2013	2014
Long-lived tangible assets:
United States	$13,825	$14,573
Canada	-	502
International	260	53
Total long-lived tangible assets	$14,085	$15,128

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments — The Company leases office space and data center space under operating lease agreements and certain equipment under capital lease agreements with interest rates ranging from 3% to 7%.

Rent expense for operating leases was approximately $1.5 million, $1.7 million and $2.5 million for 2012, 2013 and 2014, respectively.

Lease commitments as of December 31, 2014 can be summarized as follows (in thousands):

Years Ending December 31,	Operating Lease Commitments
2015	$2,393
2016	1,411
2017	1,193
2018	1,029
2019	384
Total lease commitments	$6,410

Years Ending December 31,	Capital Lease Commitments
2015	$1,233
2016	1,050
2017	365
Total minimum capital lease commitments	2,648
Less amount representing interest	115
2,533
Current portion of capital lease obligations	1,150
Long-term portion of capital lease obligations	$1,383

Contract Commitments — The Company is obligated to make payments under various contracts with vendors and other business partners, principally for revenue-share arrangements. Contract commitments as of December 31, 2014 can be summarized as follows (in thousands):

Years Ending December 31,	Contract Commitments
2015	$1,905
2016	1,080
2017	360
Total contract commitments	$3,345

Teknision Acquisition — The balance of the approximately $1.0 million purchase price to acquire the assets of Teknision, Inc. ("Teknision") is due in May 2015 unless such amount is offset in satisfaction of certain indemnification obligations of Teknision. The remaining payment of $0.5 million is recorded in accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2014.

Litigation — From time to time, the Company is a party to legal actions. In the opinion of management, the outcome of these matters will not have a material impact on the consolidated financial statements of the Company.

8. EQUITY

Common Stock — Effective on February 15, 2012, the Company's board of directors and stockholders approved the Fifth Amended and Restated Certificate of Incorporation. The total number of common shares that the Company is authorized to issue is 100,000,000 with a par value of $0.01 per share.

Preferred Stock — Effective on February 15, 2012, the Company's board of directors and stockholders approved the Fifth Amended and Restated Certificate of Incorporation. The total number of preferred shares that the Company is authorized to issue is 10,000,000 with a par value of $0.01 per share, 2,000,000 of which have been designated as Series A Junior Participating Preferred Stock pursuant to the Rights Plan. None have been issued to date.

Conversion — Prior to the Company's initial public offering, each share of Series A, A-1, B, and C preferred stock was convertible at the option of the holder at any time into common stock. The conversion rate was the quotient obtained by dividing the original issue price of the Series A, A-1, B, or C by the conversion price. Subsequent to the Second Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation, the conversion price was adjusted to effect a conversion of one preferred share into one and one-half common shares, as explained in Note 1, The Company and Summary of Significant Accounting Policies. The conversion price was subject to adjustment as set forth in the restated certificate of incorporation for certain dilutive issuances, splits, and combinations, as therein defined. Conversion was automatic upon either the consent of the holders of 66% of the outstanding shares of preferred stock or the effective date of a firm commitment underwritten public offering of the Company's common stock in which the post-offering valuation on a fully diluted basis was at least $150.0 million and the proceeds were not less than $25.0 million. All shares of the Company's outstanding preferred stock were converted into common stock in February 2012 in connection with the Company's initial public offering.

Stock Repurchases — In February 2014 the board of directors approved a Stock Repurchase Program, which authorizes a repurchase of up to $5.0 million worth of the Company's outstanding common stock. The Stock Repurchase Program has no expiration date, and may be suspended or discontinued at any time without notice. The Company repurchased all shares with cash resources.

The following table sets forth the shares of common stock repurchased through the program:

	Years Ended December 31,
	2012	2013	2014
Shares of common stock repurchased	-	-	229,050
Value of common stock repurchased (in thousands)	$-	$-	$562

Withhold to Cover — During the year ended December 31, 2014, certain employees, in lieu of paying withholding taxes on the vesting of certain shares of restricted stock awards, authorized the withholding of 4,594 shares of the Company's common stock to satisfy their minimum statutory tax withholding requirements related to such vesting. These shares were recorded as treasury stock using the cost method at the per share closing price on the date of vesting. No shares of the Company's common stock were withheld to cover minimum statutory tax withholding requirements during the years ended December 31, 2012 and 2013.

9. STOCK-BASED COMPENSATION

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company's common stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of the Company's common stock, a risk-free interest rate and expected dividends. The Company also estimates forfeitures of unvested stock options. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest. The Company uses the simplified calculation of expected life described in the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses an expected dividend yield of zero, as it does not anticipate paying any dividends in the foreseeable future. Expected forfeitures are based on the Company's historical experience.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted (excluding replacement options in conjunction with modifications described below) during the periods presented:

	Years Ended December 31,
	2012	2013	2014
Volatility	58%	59%	58%
Expected dividend yield	-%	-%	-%
Risk-free rate	1.4%	1.4%	1.9%
Expected term (in years)	6.25	6.25	6.25

The Company recorded $2.0 million, $2.6 million and $3.6 million of stock-based compensation expense for the years ended December 31, 2012, 2013 and 2014, respectively. No income tax deduction is allowed for incentive stock options ("ISOs"). Accordingly, no deferred income tax asset is recorded for the potential tax deduction related to these options. Expense related to stock option grants of non-qualified stock options ("NSOs") result in a temporary difference, which gives rise to a deferred tax asset.

Total stock-based compensation expense included in the accompanying consolidated statements of operations for the years ended December 31, 2012, 2013 and 2014, is as follows (in thousands):

	Years Ended December 31,
	2012	2013	2014
Technology and development	$523	$1,184	$1,621
Sales and marketing	404	348	599
General and administrative	1,072	1,029	1,375
Total stock-based compensation expense	$1,999	$2,561	$3,595

Equity Incentive Plans — The Company has four stock option plans (the 2000 Stock Plan, the 2006 Stock Plan, the 2012 Equity Incentive Plan and the Special Purpose Recruitment Plan), which authorize the Company to grant up to 9,210,020 stock options (ISOs and NSOs), stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance cash awards. The ISOs and NSOs will be granted at a price per share not less than the fair value of the Company's common stock at the date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining 75% vesting monthly thereafter. Options granted generally are exercisable up to 10 years. The Company began granting RSUs in December 2012, which generally vest over a three year period with one-sixth vesting at the end of each six month period.

Special Purpose Recruitment Plan — During 2013 our shareholders approved the Special Purpose Recruitment Plan from which equity compensation awards are granted to newly-hired employees. One million shares of common stock are reserved for issuance under this plan.

Stock Option Activity — A summary of stock option activity for the year ended December 31, 2014 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding—January 1, 2014	5,770,168	$3.85
Granted	5,056,895	$2.54
Exercised	(246,880)	$0.28
Forfeited	(3,824,393)	$4.10
Outstanding—December 31, 2014	6,755,790	$2.86	$322	7.32
Expected to vest—December 31, 2014	6,350,929	$2.85	$318	7.19
Vested and exercisable—December 31, 2014	2,996,632	$3.17	$293	5.05

Aggregate intrinsic value represents the difference between the Company's closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company's closing stock price as reported on the NASDAQ as of December 31, 2014 was $2.00. The total intrinsic value of options exercised was approximately $7.6 million, $0.2 million and $0.5 million for the years ended December 31, 2012, 2013 and 2014, respectively. The weighted-average grant date fair value of options granted was $3.97 per share, $1.86 per share and $1.31 per share for the years ended December 31, 2012, 2013 and 2014, respectively.

As of December 31, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options was approximately $5.8 million, which is expected to be recognized over a weighted-average period of 2.79 years.

Option Modifications — Pursuant to the transition agreement the Company entered into in March 2014 with Ronald Frankel, its former President and CEO, 752,725 of Mr. Frankel's options to purchase common stock of the Company were modified to accelerate vesting for options that would have otherwise been forfeited during the transition period to the beginning of the transition period ("Transition Date"), and the period options are exercisable is now the earlier of the third anniversary of the Transition Date or the original 10 year contractual term of each option. The total incremental expense resulting from Mr. Frankel's modification was $0.2 million.

Effective August 4, 2014, the compensation committee of the Company's board of directors agreed to modify all outstanding employee options with an exercise price of $3.00 per share or greater, other than options held by directors and executive officers, by resetting the exercise price per share to the closing price of the Company's common stock on August 4, 2014. As a result of the modification, 203 employees had a total of 1,547,382 options reset to an exercise price of $2.38 per share. The total incremental compensation expense resulting from the August 2014 modification is $0.6 million. During the year ended December 31, 2014, the Company recorded $0.4 million expense related to the modification. The remaining expense will be recorded over the remaining requisite service period.

Non-plan Option Grant — On August 4, 2014, the Company appointed Himesh Bhise as President and CEO of the Company. In conjunction with the effective date of Mr. Bhise's first day of employment, and as part of Mr. Bhise's compensation, the Company awarded Mr. Bhise options to purchase 2,001,338 shares of the Company's common stock with an exercise price of $2.38 per share.

RSU Activity — A summary of RSU activity for the year ended December 31, 2014 is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Unvested—January 1, 2014	45,000	$5.46
Granted	913,638	$2.22
Released	(13,375)	$5.68
Forfeited	(111,475)	$2.48
Unvested—December 31, 2014	833,788	$2.31
Expected to vest —December 31, 2014	775,981	$2.43

As of December 31, 2014, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $1.7 million, which is expected to be recognized over the next 2.59 years.

10. INVESTMENT IN EQUITY INTEREST

In March 2013, the Company entered into a Joint Venture Agreement, pursuant to which it owns 50% of the outstanding common stock and 100% of the preferred shares of Synacor China, Ltd., or the JV Company. The Company provided $0.9 million of funding to the JV Company during the year ended December 31, 2013, and $0.8 million of funding during the year ended December 31, 2014. The JV Company will, through its wholly foreign-owned subsidiary in the People's Republic of China (the “PRC”), supply authentication and aggregation solutions for the delivery of online content and services to customers in the PRC.

The investment in the JV Company is being accounted for using the equity method and is classified as an investment in equity interest on the Company’s consolidated balance sheets. The Company records its share of the results of the JV Company within earnings in equity interest. Because the Company provided nearly all of the capital to form the JV Company, the Company has recorded 100% of the losses incurred by the JV Company within earnings in equity interest in its 2013 and 2014 consolidated statements of operations. Since acquiring its interest in the JV Company during 2013, the Company has recorded, in accumulated deficit, cumulative losses in equity interest of $1.6 million.

The following tables present summarized financial information for the JV Company (in thousands):

	Years Ended December 31,
	2013	2014

Revenue	$-	$-
Loss from operations	(561)	(1,063)
Net loss	$(561)	$(1,063)

	As of December 31,
	2013	2014
Total assets	$442	$78
Total liabilities	$77	$5

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

The following table presents the calculation of basic and diluted net income (loss) per share for the years ended December 31, 2012, 2013 and 2014 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2012	2013	2014
Basic net income (loss) per share:
Numerator:
Net income (loss)	$3,815	$(1,367)	$(12,931)
Denominator:
Weighted-average common shares outstanding	24,411,194	27,306,882	27,389,793

Basic net income (loss) per share	$0.16	$(0.05)	$(0.47)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$3,815	$(1,367)	$(12,931)
Denominator:
Number of shares used in the basic computation	24,411,194	27,306,882	27,389,793
Add weighted-average effect of dilutive securities:
Conversion of preferred stock (as if converted basis)	1,948,635	-	-
Stock options and RSUs	1,737,484	-	-
Number of shares used in diluted calculation	28,097,313	27,306,882	27,389,793

Dilutive net income (loss) per share	$0.14	$(0.05)	$(0.47)

Stock options and RSUs are not included in the calculation of diluted net loss per share for the years ended December 31, 2013 and 2014 because the Company had a net loss for those years. Accordingly, the inclusion of these equity awards would have had an antidilutive effect on the calculation of diluted loss per share.

The following equivalent shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been antidilutive for the periods presented:

	Year Ended December 31,
	2012	2013	2014
Antidilutive Equity Awards:
Stock options and RSUs	137,850	3,356,358	7,589,578

 12. EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) profit sharing plan that covers substantially all employees. Under the plan, eligible employees are permitted to contribute a portion of gross compensation not to exceed standard limitations provided by the Internal Revenue Service. The Company maintains the right to match employee contributions; however, no matching contributions were made during the years ended December 31, 2012, 2013 or 2014.

******