Form 10-K/A
period 2014-12-31
Synacor, Inc.
filed 2015-03-13
CIK 1408278

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 12, 2015 (the "Original Filing"). Synacor, Inc. (the "Company") is filing this Amendment solely to (i) restate the Exhibit Index and (ii) file and/or furnish certain exhibits which were omitted from the Original Filing. We have also updated the signature page and the certifications in Exhibits 31.1, 31.2 and 32.1.

Other than as described above, this Amendment does not amend, modify or otherwise update any other information in the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing and continues to speak as of the original filing date of the Original Filing.

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

SYNACOR, INC.
Date: March 13, 2015	/s/ Himesh Bhise
Himesh Bhise
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Himesh Bhise	President, Chief Executive Officer and	March 13, 2015
Himesh Bhise	Director (Principal Executive Officer)

/S/ William J. Stuart	Chief Financial Officer (Principal	March 13, 2015
William J. Stuart	Financial and Accounting Officer)

*	Director	March 13, 2015
Marwan Fawaz

*	Director	March 13, 2015
Gary L. Ginsberg

*	Director	March 13, 2015
Andrew Kau

*	Director	March 13, 2015
Jordan Levy

*	Director	March 13, 2015
Michael J. Montgomery

*	Director	March 13, 2015
Scott Murphy

*By:	/s/ Himesh Bhise
Himesh Bhise, Attorney-in-Fact

EXHIBITS

The following exhibits are incorporated by reference herein or filed here within:

		Incorporated by Reference
				Date of	Exhibit	Filed
Exhibit No.	Description	Form	File No.	Filing	Number	Herewith
3.1	Fifth Amended and Restated Certificate of Incorporation	S-1/A	333-178049	1/30/2012	3.2
3.2	Amended and Restated Bylaws	S-1/A	333-178049	1/30/2012	3.4
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock	8-K	001-33843	7/15/2014	3.1
4.1	Rights Agreement between the Synacor, Inc. and American Stock Transfer & Trust Company, LLC dated July 14, 2014	8-K	001-33843	7/15/2014	4.1
10.1	Form of Indemnification Agreement between Synacor, Inc. and each of its directors and executive officers and certain key employees	S-1	333-178049	11/18/2011	10.1
10.2.1*	2000 Stock Plan	S-1	333-178049	11/18/2011	10.2.1
10.2.2*	Amendment to 2000 Stock Plan, adopted September 30, 2004	S-1	333-178049	11/18/2011	10.2.2
10.2.3*	Amendment to 2000 Stock Plan, adopted June 9, 2006	S-1	333-178049	11/18/2011	10.2.3
10.2.4*	Amendment to 2000 Stock Plan, adopted October 19, 2006	S-1	333-178049	11/18/2011	10.2.4
10.2.5*	Amendment to 2000 Stock Plan, adopted July 31, 2008	S-1	333-178049	11/18/2011	10.2.5
10.2.6*	Form of Stock Option Agreement under 2000 Stock Plan	S-1/A	333-178049	1/30/2012	10.2.6
10.2.7*	Stock Option Agreement under 2000 Stock Plan with Ronald N. Frankel	S-1/A	333-178049	1/30/2012	10.2.7
10.3.1*	2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.1
10.3.2*	Amendment No. 1 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.2
10.3.3*	Amendment No. 2 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.3
10.3.4*	Amendment No. 3 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.4
10.3.5*	Amendment No. 4 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.5
10.3.6*	Amendment No. 5 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.6
10.3.7*	Amendment No. 6 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.7
10.3.8*	Amendment No. 7 to 2006 Stock Plan	S-1/A	333-178049	1/18/2012	10.3.8
10.3.9*	Form of Stock Option Agreement under 2006 Stock Plan with Jordan Levy	S-1/A	333-178049	1/30/2012	10.3.9

		Incorporated by Reference
				Date of	Exhibit	Filed
Exhibit No.	Description	Form	File No.	Filing	Number	Herewith
10.3.10*	Stock Option Agreement under 2006 Stock Plan with Ronald N. Frankel	S-1/A	333-178049	1/30/2012	10.3.10
10.3.11*	Form of Stock Option Agreement with Ronald N. Frankel under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.11
10.3.12*	Form of Stock Option Agreement with George G. Chamoun under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.12
10.3.13*	Form of Stock Option Agreement with Scott A. Bailey under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.13
10.3.14*	Form of Director Stock Option Agreement under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.14
10.3.15*	Form of Director Stock Option Agreement under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.15
10.4.1*	2012 Equity Incentive Plan	S-1/A	333-178049	1/18/2012	10.4
10.4.2*	Form of Stock Option Agreement under 2012 Equity Incentive Plan	S-1/A	333-178049	1/30/2012	10.4.2
10.4.3*	Form of Stock Unit Agreement under 2012 Equity Incentive Plan	S-1/A	333-178049	1/30/2012	10.4.3
10.4.4*	Form of Stock Option Agreement with Ronald N. Frankel under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.4
10.4.5*	Form of Early Exercise Stock Option Agreement under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.5
10.4.6*	Form of Option Agreement with Scott A. Bailey and George G. Chamoun under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.6
10.4.7*	Form of Option Agreement with William J. Stuart under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.7
10.5.1*	Letter Agreement dated July 31, 2007 with Ronald N. Frankel	S-1	333-178049	11/18/2011	10.5.1
10.5.2*	Severance Agreement with Ronald N. Frankel	S-1/A	333-178049	12/23/2011	10.5.2
10.5.3*	Letter Agreement dated September 10, 2013 with Ronald N. Frankel	10-K	001-33843	3/26/2014	10.5.3
10.5.4*	Amendment to Severance Agreement dated September 10, 2013 with Ronald N. Frankel	10-K	001-33843	3/26/2014	10.5.4
10.5.5*	Employment Transition Agreement between Ronald N. Frankel and Synacor, Inc. dated March 5, 2014	10-Q	001-33843	5/15/2014	10.3
10.6.1*	Letter Agreement dated October 15, 2010 with Scott A. Bailey	S-1	333-178049	11/18/2011	10.6
10.6.2*	Letter agreement between Scott A. Bailey and Synacor, Inc. dated June 25, 2013	10-Q	001-33843	8/13/2013	10.6

		Incorporated by Reference
				Date of	Exhibit	Filed
Exhibit No.	Description	Form	File No.	Filing	Number	Herewith
10.6.3*	Severance Agreement with Scott A. Bailey	10-K	001-33843	3/26/2014	10.6.3
10.6.4*	Letter Agreement dated July 24, 2013 with Scott A. Bailey	10-K	001-33843	3/26/2014	10.6.4
10.7.1*	Employment and Noncompetition Agreement dated December 22, 2000 between George G. Chamoun and CKMP, Inc.	S-1	333-178049	11/18/2011	10.7.1
10.7.2*	Severance Agreement with George G. Chamoun	S-1/A	333-178049	12/23/2011	10.7.2
10.7.3*	Letter Agreement dated March 26, 2014 with George G. Chamoun	10-K	001-33843	3/26/2014	10.7.3
10.7.4*	Amendment to Severance Agreement dated March 26, 2014 with George G. Chamoun	10-K	001-33843	3/26/2014	10.7.4
10.8.1*	Letter Agreement dated August 3, 2011 with William J. Stuart	S-1	333-178049	11/18/2011	10.8
10.8.2*	Severance Agreement with William J. Stuart	10-K	001-33843	3/26/2014	10.8.2
10.8.3*	Letter Agreement dated August 26, 2013 with William J. Stuart	10-K	001-33843	3/26/2014	10.8.3
10.9.1†	Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated April 1, 2010	S-1/A	333-178049	2/1/2012	10.9.1
10.9.2†	Amendment #1 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated October 1, 2010	S-1/A	333-178049	1/13/2012	10.9.2
10.9.3†	Amendment #2 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated May 25, 2011	S-1/A	333-178049	1/13/2012	10.9.3
10.9.4†	Amendment #3 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated December 9, 2011	S-1/A	333-178049	1/13/2012	10.9.4
10.9.5	Letter agreement between Charter Communications Operating, LLC and Synacor, Inc. dated March 28, 2013	10-Q	001-33843	5/14/2013	10.1
10.9.6†	Amendment #4 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated April 1, 2013	10-Q	001-33843	8/13/2013	10.2

		Incorporated by Reference
				Date of	Exhibit	Filed
Exhibit No.	Description	Form	File No.	Filing	Number	Herewith
10.9.7†	Amendment #5 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc. dated June 12, 2014	10-Q	001-33843	8/14/2014	10.2
10.10.1†	Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated January 1, 2012	10-Q	001-33843	11/14/2012	10.1.1
10.10.2†	Amendment #1 to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated July 1, 2012	10-Q	001-33843	11/14/2012	10.1.2
10.10.3†	Amendment #2 to Master Services Agreement between Qwest Corporation and Synacor, Inc. dated August 23, 2012	10-Q	001-33843	11/14/2012	10.1.3
10.10.4†	Amendment #3 to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated December 7, 2012	10-Q	001-33843	5/15/2014	10.2.1
10.10.5†	Fifth Amendment to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated January 29, 2013	10-Q	001-33843	5/15/2014	10.2.2
10.10.6†	Sixth Amendment to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated November 1, 2013	10-Q	001-33843	5/15/2014	10.2.3
10.10.7	Seventh Amendment to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated October 12, 2014					X
10.11*	2007 Management Cash Incentive Plan	10-Q	001-33843	5/15/2012	10.1
10.12.1†	Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated July 1, 2010	S-1/A	333-178049	2/1/2012	10.12
10.12.2†	Amendment #1 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated December 1, 2011	10-Q	001-33843	11/14/2013	10.2.1
10.12.3†	Amendment #2 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 4, 2013	10-Q	001-33843	11/14/2013	10.2.2
10.12.4†	Amendment #3 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc and Synacor, Inc. dated September 4, 2013	10-Q	001-33843	11/14/2013	10.2.3

		Incorporated by Reference
				Date of	Exhibit	Filed
Exhibit No.	Description	Form	File No.	Filing	Number	Herewith
10.12.5	Amendment #4 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 4, 2013	10-Q	001-33843	11/14/2013	10.2.4
10.12.6†	Statement of Work #1 governed by Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 24, 2013	10-Q	001-33843	11/14/2013	10.2.5
10.12.7	Amendment #5 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 25, 2014	10-Q	001-33843	11/14/2014	10.2
10.12.8#	Amendment #6 to Master Services and Linking Agreement between Toshiba America Information System, Inc. and Synacor, Inc. dated August 5, 2014					X
10.12.9#	Marketing Services Statement of Work governed by Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated December 22, 2014					X
10.13.1†	Google Services Agreement between Google Inc. and Synacor, Inc. dated March 1, 2011	S-1/A	333-178049	2/1/2012	10.13.1
10.13.2†	Amendment Number One to Google Services Agreement between Google Inc. and Synacor, Inc. dated July 1, 2011	S-1/A	333-178049	12/29/2011	10.13.2
10.13.3†	Amendment Number Two to Google Services Agreement between Google Inc. and Synacor, Inc. dated May 1, 2012	10-Q	001-33843	8/13/2013	10.1.1
10.13.4†	Amendment Number Three to Google Services Agreement between Google Inc. and Synacor, Inc. dated May 1, 2013	10-Q	001-33843	8/13/2013	10.1.2
10.13.5†	Amendment Number Four to Google Services Agreement between Google Inc. and Synacor, Inc. dated March 1, 2014	10-Q	001-33843	5/15/2014	10.1
10.13.6#	Amendment Number Five to Google Services Agreement between Google Inc. and Synacor, Inc. dated August 1, 2014					X
10.14.1	Sublease dated March 3, 2006 between Ludlow Technical Products Corporation and Synacor, Inc.	S-1	333-178049	11/18/2011	10.14.1
10.14.2	First Amendment to Sublease dated September 25, 2006	S-1	333-178049	11/18/2011	10.14.2
10.14.3	Second Amendment to Sublease dated February 27, 2007	S-1	333-178049	11/18/2011	10.14.3
10.15.1*	Letter Agreement dated March 1, 2008 with Jordan Levy	S-1/A	333-178049	1/30/2012	10.15.1

		Incorporated by Reference
				Date of	Exhibit	Filed
Exhibit No.	Description	Form	File No.	Filing	Number	Herewith
10.15.2*	Letter Agreement dated June 23, 2009 with Jordan Levy	S-1/A	333-178049	1/30/2012	10.15.2
10.15.3*	Letter Agreement dated March 1, 2008 with Ronald N. Frankel	S-1/A	333-178049	1/30/2012	10.15.3
10.15.4*	Letter Agreement dated June 23, 2009 with Ronald N. Frankel	S-1/A	333-178049	1/30/2012	10.15.4
10.15.5*	Letter Agreement dated March 1, 2008 with George G. Chamoun	S-1/A	333-178049	1/30/2012	10.15.5
10.15.6*	Letter Agreement dated June 23, 2009 with George G. Chamoun	S-1/A	333-178049	1/30/2012	10.15.6
10.16*	Form of Common Stock Repurchase Agreement	S-1/A	333-178049	1/30/2012	10.16
10.17.1†	Master Services Agreement between Verizon Corporate Services Group Inc. and Synacor, Inc. dated July 25, 2011	10-K	001-33843	3/26/2013	10.17.1
10.17.2†	Amendment #1 to Master Services Agreement between Verizon Corporate Services Group Inc. and Synacor, Inc. dated December 20, 2012	10-K	001-33843	3/26/2013	10.17.2
10.17.3†	Amendment #2 to Master Services Agreement between Verizon Corporate Services Group, Inc. and Synacor, Inc. dated April 1, 2013	10-Q	001-33843	8/13/2013	10.3
10.17.4†	Amendment #3 to Master Services Agreement between Verizon Corporate Services Group, Inc. and Synacor, Inc. dated June 6, 2014	10-Q	001-33843	8/14/2014	10.1
10.18.1†	Joint Venture Agreement between Maxit Technology Incorporate, Synacor China, Ltd. and Synacor, Inc. dated March 11, 2013	10-Q	001-33843	5/14/2013	10.2.1
10.18.2†	Shareholders Agreement between Maxit Technology Incorporated, Synacor China, Ltd. and Synacor, Inc. dated March 11, 2013	10-Q	001-33843	5/14/2013	10.2.2
10.18.3†	Amendment to the Joint Venture Agreement dated December 6, 2013	10-K	001-33843	3/26/2014	10.18.3
10.19.1*	Special Purpose Recruitment Plan	Schedule 14A	001-33843	4/5/2013	App. A
10.19.2*	Form of Stock Option Agreement (Early Exercise) under Special Purpose Recruitment Plan	10-Q	001-33843	8/13/2013	10.5
10.20.1	Loan and Security Agreement between Silicon Valley Bank and Synacor, Inc. dated September 27, 2013	10-Q	001-33843	11/14/2013	10.1
10.20.2	First Amendment to the Loan and Security Agreement between Silicon Valley Bank and Synacor, Inc. dated October 28, 2014					X^

Incorporated by Reference
				Date of	Exhibit	Filed
Exhibit No.	Description	Form	File No.	Filing	Number	Herewith
10.21.1*	Employment Letter Agreement with Himesh Bhise dated August 4, 2014	10-Q	001-33843	11/14/2014	10.1.1
10.21.2*	Stock Option Agreement with Himesh Bhise granted on August 4, 2014	10-Q	001-33843	11/14/2014	10.1.2
21.1	List of subsidiaries					X^
23.1	Consent of Deloitte & Touche LLP					X^
24.1	Power of Attorney (contained in the signature page of the Original Filing)					X^
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1‡	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document					X^
101.SCH	XBRL Taxonomy Extension Schema					X^
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X^
101.LAB	XBRL Taxonomy Extension Label Linkbase					X^
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X^
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X^

Notes:

†	Confidential treatment has been granted for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.

#	Confidential treatment requested for potions of this document. The omitted portions have been filed with the Securities and Exchange Commission.

‡	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Synacor, Inc. specifically incorporates it by reference.

*	Indicates management contract or compensatory plan or arrangement.

^	Filed as an exhibit to the Original Filing.