Form 10-Q
period 2015-03-31
Synacor, Inc.
filed 2015-05-14
CIK 1408278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2015, there were 27,728,568 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets—Unaudited as of December 31, 2014 and March 31, 2015	1
	Condensed Consolidated Statements of Operations—Unaudited for the Three Months Ended March 31, 2014 and 2015	2
	Condensed Consolidated Statements of Comprehensive Loss—Unaudited for the Three Months Ended March 31, 2014 and 2015	3
	Condensed Consolidated Statements of Cash Flows—Unaudited for the Three Months Ended March 31, 2014 and 2015	4

	Notes to the Condensed Consolidated Financial Statements—Unaudited as of December 31, 2014 and March 31, 2015, and for the Three Months Ended March 31, 2014 and 2015	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II — OTHER INFORMATION		28
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	47
SIGNATURES		48

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SYNACOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

AS OF DECEMBER 31, 2014 AND MARCH 31, 2015

(In thousands except for share and per share data)

	December 31,	March 31,
	2014	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,600	$26,750
Accounts receivable, net	20,479	19,276
Preferred expenses and other current assets	2,292	2,315

Total current assets	48,371	48,341
PROPERTY AND EQUIPMENT, NET	15,128	14,528
OTHER LONG-TERM ASSETS	101	74
GOODWILL	1,565	1,565
INVESTMENTS	1,073	1,041

TOTAL ASSETS	$66,238	$65,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,545	$13,490
Accrued expenses and other current liabilities	8,403	7,150
Current portion of capital lease obligations	1,150	1,101

Total current liabilities	22,098	21,741
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATION	1,383	1,436
OTHER LONG-TERM LIABILITIES	275	227

TOTAL LIABILITIES	23,756	23,404

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value – 100,000,000 authorized, 27,944,853 issued and 27,391,709 shares outstanding at December 31, 2014 and 28,011,390 issued and 27,432,463 outstanding at March 31, 2015	279	279
Preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and March 31, 2015	—	—
Treasury stock, at cost, 553,144 shares at December 31, 2014 and 578,927 shares at March 31, 2015	(1,142)	(1,197)
Additional paid-in capital	105,961	106,761
Accumulated deficit	(62,636)	(63,709)
Accumulated other comprehensive income	20	11

Total stockholders’ equity	42,482	42,145

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,238	$65,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2015

(In thousands except for share and per share data)

	Three months ended
	March 31,
	2014	2015
REVENUE	$25,248	$26,730
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation shown separately below)	13,876	14,403
Technology & Development (exclusive of depreciation shown separately below)	7,492	4,866
Sales and marketing	2,137	3,562
General and administrative (exclusive of depreciation shown separately below)	3,099	3,374
Depreciation	1,058	1,496

Total costs and operating expenses	27,662	27,701

LOSS FROM OPERATIONS	(2,414)	(971)

OTHER INCOME (EXPENSE)	8	(16)
INTEREST EXPENSE	(88)	(50)

LOSS BEFORE INCOME TAXES AND EQUITY INTEREST	(2,494)	(1,037)

(BENEFIT) PROVISION FOR INCOME TAXES	(684)	4
LOSS ON EQUITY INTEREST	(246)	(32)

NET LOSS	$(2,056)	$(1,073)

NET LOSS PER SHARE:
Basic	$(0.07)	$(0.04)

Diluted	$(0.07)	$(0.04)

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE:
Basic	27,434,374	27,407,147

Diluted	27,434,374	27,407,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS—UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2015

(In thousands)

	Three months ended
	March 31,
	2014	2015
Net income (loss)	$(2,056)	$(1,073)
Other comprehensive income:
Change in foreign currency translation adjustment	13	9

Comprehensive income (loss)	$(2,043)	$(1,064)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2015

(In thousands)

	Three months ended
	March 31,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,056)	$(1,073)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation	1,058	1,496
Stock-based compensation expense	681	742
Provision for deferred income taxes	(709)	—
Loss in equity investment	246	32
Change in assets and liabilities net of effect of acquisition:
Accounts receivable, net	(25)	1,203
Prepaid expenses and other current assets	(577)	(23)
Other long-term assets	101	27
Accounts payable	1,292	995
Accrued expenses and other current liabilities	(979)	(1,186)
Other long-term liabilities	(198)	(48)

Net cash provided (used) in operating activities	(1,166)	2,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,519)	(600)
Investment in equity interest	(245)	—

Net cash used in investing activities	(1,764)	(600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on capital lease obligations	(485)	(392)
Proceeds from exercise of common stock options	26	5
Purchase of treasury stock	(56)	—

Net cash used in financing activities	(515)	(387)

Effect of exchange rate changes on cash and cash equivalents	8	(28)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,437)	1,150
CASH AND CASH EQUIVALENTS - Beginning of Period	36,397	25,600

CASH AND CASH EQUIVALENTS - End of Period	$32,960	$26,750

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$98	$50

Cash paid for income taxes	$—	$30

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Property, equipment and service contracts financed under capital lease obligations	$413	$396

Accrued property and equipment expenditures	$149	$—

Treasury stock received to satisfy minimum tax withholding liabilities	$—	$71

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

AS OF DECEMBER 31, 2014 AND MARCH 31, 2015 AND FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2015

1. The Company and Summary of Significant Accounting Policies

Synacor, Inc., together with its consolidated subsidiaries, Synacor Canada, Inc. and NTV Internet Holdings, LLC (collectively, the “Company” or “Synacor”), is the trusted technology development, multiplatform services and revenue partner for video, Internet and communications providers, and device manufacturers. Synacor delivers modern, multiscreen experiences and advertising to consumers that require scale, actionable data and sophisticated implementation.

Basis of Presentation — The interim unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise have the power to control, are accounted for using the equity method and are included as investments in equity interest on the condensed consolidated balance sheets. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. These interim unaudited condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any subsequent period and should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (as amended).

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

Concentrations of Risk — As of December 31, 2014 and March 31, 2015, and for the three months ended March 31, 2014 and 2015, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable and revenue as follows:

	Accounts Receivable
	December 31, 2014	March 31, 2015
Google	23%	21%
Digital Advertising Partner	11%	12%
Portal Customer (1)	12%	N/A

Note:

(1)	As of March 31, 2015, accounts receivable for Portal Customer was less than 10%.

	Revenue
	Three Months Ended March 31,
	2014	2015
Google	51%	36%

For the three months ended March 31, 2014 and 2015, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue. The costs represent revenue share paid to customers for their supply of Internet traffic on the Company’s start experiences:

	Cost of Revenue
	Three Months Ended March 31,
	2014	2015
Customer A	23%	24%
Customer B	15%	10%
Customer C	11%	10%
Customer D (1)	10%	N/A

Note:

(1)	For the three months ended March 31, 2015, the cost of revenue-share payments received by Customer D was less than 10%.

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

On April 20, 2015, The Company’s stockholders ratified the Rights Plan. It will expire on July 14, 2017.

2. Investments and Fair Value Measurements

In July 2013, the Company made a $1.0 million investment (in the form of a convertible promissory note) in a privately held Delaware corporation called Blazer and Flip Flops, Inc., or B&FF (doing business as The Experience Engine). In March 2015, the note was converted into preferred stock of B&FF and is accounted for as a cost method investment. B&FF is a professional services company whose principals have experience integrating its customers’ systems with their consumers’ devices, including smartphones and tablets.

The investment in B&FF is considered an available-for-sale security and is reported on the Company’s condensed consolidated balance sheets in investments.

The provisions of the FASB ASC 820, Fair Value Measurements and Disclosures, establish a framework for measuring the fair value in accordance with U.S. GAAP and establish a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:

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

The Company classifies its investment in B&FF within Level 3 because it is valued using unobservable inputs. As of March 31, 2015, there have been no other than temporary impairments.

3. Property and Equipment—Net

Property and equipment, net consisted of the following:

	December 31, 2014	March 31, 2015
	(in thousands)
Computer equipment (1)	$21,194	$21,615
Computer software	10,741	11,419
Furniture and fixtures	1,847	1,835
Leasehold improvements	1,389	1,362
Work in process (primarily software development costs)	1,203	999
Other	173	173

	36,547	37,403
Less accumulated depreciation (2)	(21,419)	(22,875)

Total property and equipment—net	$15,128	$14,528

Notes:

(1)	Includes equipment under capital lease obligations of $4.8 million and $3.1 million as of December 31, 2014 and March 31, 2015, respectively.
(2)	Includes $2.7 million and $1.1 million of accumulated depreciation of equipment under capital leases as of December 31, 2014 and March 31, 2015, respectively.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2014	March 31, 2015
	(in thousands)
Accrued compensation	$4,066	$3,671
Accrued content fees	1,745	1,300
Accrued business acquisition consideration	495	495
Unearned revenue on contracts	642	410
Other	1,455	1,274

Total	$8,403	$7,150

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

The following table sets forth revenue and long-lived tangible assets by geographic area:

	Three Months Ended March 31,
	2014	2015
	(in thousands)
Revenue
United States	$25,078	$26,530
International	170	200

Total revenue	$25,248	$26,730

	December 31, 2014	March 31, 2015
	(in thousands)
Long-lived tangible assets
United States	$14,573	$13,578
Canada	502	796
International	53	154

Total long-lived tangible assets	$15,128	$14,528

6. Commitments and Contingencies

Contract Commitments — The Company is obligated to make payments under various contracts with vendors and other business partners, principally for revenue-share and content arrangements. Contract commitments as of March 31, 2015 are summarized as follows:

Year ending December 31:	(in thousands)
2015 (remaining nine months)	$2,056
2016	1,300
2017	580
2018	110
2019	—
Due after 5 years	—

Total contract commitments	$4,046

Teknision Acquisition — A remaining payment of $0.5 million for the purchase price to acquire the assets of Teknision, Inc. is due in May 2015 and recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet.

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

Stock Repurchases — In February 2014 the board of directors approved a Stock Repurchase Program, which authorizes a repurchase of up to $5.0 million worth of the Company’s outstanding common stock. The Stock Repurchase Program has no expiration date, and may be suspended or discontinued at any time without notice. The Company repurchased all shares with cash resources.

The following table sets forth the shares of common stock repurchased through the program in the following periods:

	Three Months Ended March 31,
	2014	2015
Shares of common stock repurchased	22,000	—
Value of common stock repurchased (in thousands)	$56	$—

Withhold to Cover — During the three months ended March 31, 2015, certain employees, in lieu of paying withholding taxes on the vesting of certain shares of restricted stock awards, authorized the withholding of 25,783 shares of the Company’s common stock to satisfy their minimum statutory tax withholding requirements related to such vesting. These shares were recorded as treasury stock using the cost method at the per share closing price on the date of vesting. No shares of the Company’s common stock were withheld to cover minimum statutory tax withholding requirements during the three months ended March 31, 2014.

8. Stock-based Compensation

The fair value of each stock option was determined on the date of grant using the Black-Scholes option pricing model, and stock-based compensation is recorded over the requisite service period. The Company recorded $0.7 million of stock-based compensation expense for the three months ended March 31, 2014 and 2015, respectively. No income tax deduction is allowed for incentive stock options (“ISOs”). Accordingly, no deferred income tax asset is recorded for the potential tax deduction related to these options. Expense related to stock option grants of non-qualified stock options (“NSOs”) result in a temporary difference, which gives rise to a deferred tax asset.

Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the periods presented, is as follows :

	Three Months Ended March 31,
	2014	2015
	(in thousands)
Technology and development	$327	$217
Sales and marketing	108	241
General and administrative	246	284

Total stock-based compensation expense	$681	$742

Stock Option Activity — A summary of the stock option activity for the three months ended March 31, 2015 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding—January 1, 2015	6,755,790	$2.86
Granted (1)	1,091,200	$2.15
Exercised	(2,260)	$2.38
Forfeited (1)	(257,989)	$2.54

Outstanding—March 31, 2015	7,586,741	$2.77	$569	7.55

Vested and expected to vest—March 31, 2015	7,093,519	$2.77	$541	7.42

Vested and exercisable—March 31, 2015	2,996,890	$3.21	$369	5.06

Note:

(1)	The number of options granted and forfeited includes options cancelled and replaced in conjunction with the modifications described below.

Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the NASDAQ as of March 31, 2015 was $2.27 per share. The total intrinsic value of options exercised for the three months ended March 31, 2015 was minor. The weighted average fair value of options issued, excluding the options issued as replacements in the modifications below, during the three months ended March 31, 2015 amounted to $1.20.

As of March 31, 2015, the unrecognized compensation cost related to non-vested options granted, for which vesting is probable, under the plan was approximately $6.3 million. This cost is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of shares vested was $0.2 million for the three months ended March 31, 2015.

9. Net Income (Loss) Per Common Share Data

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

The following table presents the calculation of basic and diluted net loss per share for the three months ended March 31, 2014 and 2015:

	Three Months Ended, March 31,
	2014	2015
	(in thousands, except share and per share data)
Basic net loss per share:
Numerator:
Net loss	$(2,056)	$(1,073)

Denominator:
Weighted-average common shares outstanding	27,434,374	27,407,147

Basic net loss per share	$(0.07)	$(0.04)

Diluted net loss per share:
Numerator:
Net loss	$(2,056)	$(1,073)

Denominator:
Number of shares used in basic calculation	27,434,374	27,407,147
Add weighted-average effect of dilutive securities:
None	—	—

Number of shares used in diluted calculation	27,434,374	27,407,147

Diluted net loss per share	$(0.07)	$(0.04)

The following equivalent shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended, March 31,
	2014	2015
Antidilutive equity awards:
Stock options and RSUs	5,670,083	8,316,190

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-Q and with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended.

Overview

We are the trusted technology development, multiplatform services and revenue partner for video, Internet and communications providers, and device manufacturers. We deliver modern, multiscreen experiences and advertising to consumers that require scale, actionable data and sophisticated implementation.

Our customers are actively seeking incremental revenue opportunities. At the same time, consumer expectations are high, driving the need for new features and services, which require scale to be delivered cost-effectively. Consumers want access to digital content via PCs, tablets, smartphones and connected TVs. Video, mobile and social are typically the underpinnings of these new services, and we believe we have a role to play as a neutral partner by helping to reduce consumer and provider complexity resulting from the proliferation of content, device, technology and distribution options.

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

During the first three months of 2015, search and digital advertising revenue was $20.6 million, an increase of 4% compared to $19.9 million for the three months March 31, 2014. Over the same period, our multiplatform unique visitors increased by 3%. Search revenue decreased by $3.2 million, or 25%, in the three months ended March 31, 2015 compared to the same period in 2014. We believe the decrease was due to lower search activity associated with the increased usage of competitor search tools on other devices, such as tablets and smartphones, generally across the consumer base. In addition, a portion of the decrease was due to the residual effect of the placement of our start experiences on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. We anticipate that search activity will increase on smartphones and tablets in the future, and we believe that our continuing investment in our next-generation start experiences will allow us to compete more effectively for search activity on smartphones and tablets.

Digital advertising revenue increased by $4.0 million, or 57%, in the three months ended March 31, 2015 compared to the same period in 2014. We anticipate video advertising may become an increasing percentage of our advertising revenue which may also serve to increase our advertising cost per thousand impressions (referred to as cost per mille or CPMs). We also anticipate that the signing, and launching, of new customers and our mobile product initiatives may help add new search and digital advertising revenue in future years.

Our subscriber-based revenue consists of fees charged for the use of our proprietary technology and for the use of, or access to, services, such as e-mail, security, Cloud ID, online games, music and other premium services and paid content. During the three months ended of 2015, subscriber-based revenue was $6.1 million, an increase of 14% from $5.3 million in the same period in 2014. This increase is primarily driven by growth in the hosting and management of our e-mail product and increasing adoption of our Cloud ID services with our customers. We believe there are opportunities to generate new sources of subscriber-based revenue, such as the introduction of new premium services, including those delivered on smartphones and tablets.

As we obtain new customers and those new customers introduce our start experiences to their consumers, we expect that usage of our solutions and revenue from our start experiences to increase over time. There are a variety of reasons for this ramp-up process. For example, a new customer may migrate its consumers from its existing technology to our technology over a period of time. Moreover, a new customer may initially launch a selection of our services and products, rather than our entire suite of offerings and subsequently broaden their service and product offerings over time. When a customer launches a new service or product, marketing and promotional activities may be required to generate awareness and interest among consumers.

In the three months ended March 31, 2015, we derived revenue from over 50 customers, with revenue attributable to four customers, CenturyLink, Inc., or CenturyLink, Charter Communications Inc., or Charter Communications, Verizon Corporate Services Group, Inc., or Verizon, and Toshiba America Information Systems, Inc., or Toshiba, together accounting for approximately 64% of our revenue, or $17.1 million. One of these customers accounted for 20% or more of revenue in such period, and revenue attributable to each of the other three customers accounted for more than 10% in such period.

Revenue attributable to our customers includes the subscriber-based revenue earned directly from them, as well as the search and digital advertising revenue generated through our relationships with our search and digital advertising partners (such as Google for search advertising and advertising networks, advertising agencies and advertisers for digital advertising). This revenue is attributable to our customers because it is produced from the traffic on our start experiences. These search and advertising partners provide us with advertisements that we then deliver with search results and other content on our start experiences. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In the three months ended March 31, 2015, search advertising through our relationship with Google generated approximately 36% of our revenue, or $9.7 million (all of which was attributable to our customers).

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

Key Business Metric

In addition to the line items in our financial statements, we review the number of multiplatform unique visitors to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe disclosing this metric is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes this key business metric for the three months ended March 31, 2014 and 2015:

	Three Months Ended March 31,
	2014	2015
Key Business Metric:
Multiplatform Unique Visitors (1)	21,297,773	22,009,758

Note:

(1)	Reflects the number of multiplatform unique visitors to our start experiences, from either desktop or mobile, computed on an average monthly basis during the applicable period.

Multiplatform Unique Visitors

We define multiplatform unique visitors as consumers who have visited one of our start experiences from either mobile or desktop sources at least once during a particular time period. We rely on comScore to provide this data. comScore estimates this data based on the U.S. portion of the Internet activity of its worldwide panel of consumers and its proprietary data collection method.

Components of our Results of Operations

Revenue

We derive our revenue from two categories: revenue generated from search and digital advertising activities and subscriber-based revenue, each of which is described below. The following table shows the revenue in each category, both in amount and as a percentage of revenue, for the three months ended March 31, 2014 and 2015:

	Three Months Ended March 31,
	2014	2015
	(in thousands)
Revenue:
Search and digital advertising	$19,908	$20,647
Subscriber-based	5,340	6,083

Total revenue	$25,248	$26,730

Percentage of revenue:
Search and digital advertising	79%	77%
Subscriber-based	21	23

Total revenue	100%	100%

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

Subscriber-Based Revenue

Subscriber-based revenue represents subscription fees and other fees that we receive from customers for the use of our proprietary technology, including the use of, or access to, e-mail, Cloud ID, security services, games and other premium services and paid content. Monthly subscriber levels typically form the basis for calculating and generating subscriber-based revenue. They are generally determined by multiplying a per-subscriber per-month fee by the number of subscribers using the particular services being offered or consumed. In other cases, the fee is fixed. Revenue is recognized from customers as the service is delivered.

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

General and Administrative

General and administrative expenses consist primarily of compensation-related expenses for executive management, finance, accounting, human resources, professional fees and other administrative functions.

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

Provision (benefit) for Income Taxes

Income tax expense provision (benefit) consists of federal and state income taxes in the United States and taxes in certain foreign jurisdictions, as well as any changes to deferred tax assets or liabilities, and deferred tax valuation allowances.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2014 (as amended) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2014 (as amended).

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended March 31,
	2014	2015
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(2,056)	$(1,073)
Provision (benefit) for income taxes	(684)	4
Interest expense	88	50
Other (income) expense	(8)	16
Depreciation	1,058	1,496
Stock-based compensation	681	742
Loss in equity interest	246	32

Adjusted EBITDA	$(675)	$1,267

Results of Operations

The following tables set forth our results of operations for the periods presented in amount and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2014	2015
	(in thousands)
Revenue	$25,248	$26,730
Costs and operating expenses:
Cost of revenue (1)	13,876	14,403
Technology and development (1)(2)	7,492	4,866
Sales and marketing (2)	2,137	3,562
General and administrative (1)(2)	3,099	3,374
Depreciation	1,058	1,496

Total costs and operating expenses	27,662	27,701

Loss from operations	(2,414)	(971)
Other income (expense)	8	(16)
Interest expense	(88)	(50)

Loss before income taxes and equity interest	(2,494)	(1,037)
Provision (benefit) for income taxes	(684)	4
Loss in equity interest	(246)	(32)

Net loss	$(2,056)	$(1,073)

Notes:

(1)	Exclusive of depreciation shown separately.
(2)	Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2014	2015
	(in thousands)
Technology and development	$327	$217
Sales and marketing	108	241
General and administrative	246	284

	$681	$742

	Three Months Ended March 31,
	2014	2015
Revenue	100%	100%
Costs and operating expenses:
Cost of revenue (1)	55	54
Technology and development (1)	30	18
Sales and marketing	8	13
General and administrative (1)	12	13
Depreciation	4	6

Total costs and operating expenses	110	104

Loss from operations	(10)	(4)
Other expense	—	—
Interest expense	—	—

Loss before income taxes and equity interest	(10)	(4)
Benefit for income taxes	(3)	—
Loss in equity interest	(1)	—

Net loss	(8)	(4)

Note:

(1)	Exclusive of depreciation shown separately.

Comparison of the three months ended March 31, 2014 and 2015

Revenue

	Three Months Ended March 31,
	2014	2015	% Change
	(in thousands)
Revenue:
Search and digital advertising	$19,908	$20,647	4%
Subscriber-based	5,340	6,083	14

Total revenue	$25,248	$26,730	6

Percentage of revenue:
Search and digital advertising	79%	77%
Subscriber-based	21	23

Total revenue	100%	100%

Three months ended 2014 compared to 2015. Revenue increased by $1.5 million, or 6%, compared to the same period in 2014. Digital advertising revenue increased by $4.0 million, or 57%. The increase in digital advertising was driven by a combination of an increase in video advertising and higher contractual rates for such advertisements. Search advertising revenue decreased by $3.2 million, or 25% compared to 2014. We believe the decrease was due to lower search activity associated with the increased usage of competitor search tools on other devices, such as tablets and smartphones, generally across the consumer base. In addition, a portion of the decrease was due to the residual effect of the placement of our start experiences on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. Subscriber-based revenue increased $0.7 million, or 14% primarily due to increased usage of our email, Cloud ID and video solutions services by our customers.

Cost of Revenue

	Three Months Ended March 31,
	2014	2015	% Change
	(in thousands)
Cost of revenue	$13,876	$14,403	4%
Percentage of revenue	55%	54%

Three months ended 2014 compared to 2015. Our cost of revenue increased by $0.5 million, or 4% for the three months ended March 31, 2015 compared to the same period in 2014. The increase in our cost of revenue was driven by an increase in revenue-sharing costs from digital advertising due to increase placement of video-based advertising, offset by decreased revenue-sharing costs from search due to declining search revenue. Cost of revenue as a percentage of revenue decreased, from 55% to 54%, because of changes in the mix of customers and related revenue-sharing arrangements.

Technology and Development Expenses

	Three Months Ended March 31,
	2014	2015	% Change
	(in thousands)
Technology and development	$7,492	$4,866	(35)%
Percentage of revenue	30%	18%

Three months ended 2014 compared to 2015. Technology and development expenses decreased by $2.6 million, or 35%, in 2015 compared to 2014. The decrease was primarily due to a shift in activities of certain personnel responsible for products to be marketed from technology and development to sales and marketing. This change in activities took effect on October 1, 2014, and the resulting decrease was $1.4 million of technology and development expense in the first quarter of 2015. Additionally, a reduction in salaries and related costs due to our cost reduction plan, implemented in 2014, resulted in a decrease of $1.3 million in the first three months of 2015 as compared to the same period in 2014. This was partially offset by an increase of $0.4 million due to the use of professional services and consultants on development projects.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2014	2015	% Change
	(in thousands)
Sales and marketing	$2,137	$3,562	66%
Percentage of revenue	8%	13%

Three months ended 2014 compared to 2015. Sales and marketing expenses increased by $1.4 million or 66% compared to 2015. The increase was primarily due to a shift in activities of certain personnel from technology and development to sales and marketing, resulting in additional sales and marketing expense of $1.4 million, as discussed above.

General and Administrative Expenses

	Three Months Ended March 31,
	2014	2015	% Change
	(in thousands)
General and administrative	$3,099	$3,374	9%
Percentage of revenue	12%	13%

Three months ended 2014 compared to 2015. General and administrative expenses increased by $0.2 million or 9% compared to 2014. The increase is principally due to legal and consulting costs related to our 2015 annual meeting and the solicitation of proxies in connection therewith, partially offset by the effects of our cost reduction plan.

Depreciation

	Three Months Ended March 31,
	2014	2015	% Change
	(in thousands)
Depreciation	$1,058	$1,496	41%
Percentage of revenue	4%	6%

The increase in depreciation for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was due to placing certain software development projects into service during the fourth quarter 2014, including our next generation portal, our new back-end Cloud ID technology and our internally-developed video solutions experience.

Other Income (Expense)

	Three Months Ended March 31,
	2014	2015	% Change
	(in thousands)
Other income (expense)	$8	$(16)	300%

Other expense consists mainly of interest income coupled with foreign currency transaction losses related to our international operations.

Interest Expense

	Three Months Ended March 31,
	2014	2015	% Change
	(in thousands)
Interest expense	$(88)	$(50)	(43)%

Our interest expense consists mainly of interest due on our capital lease obligations, for which the fluctuation in the three months ended March 31, 2014 and 2015 is nominal.

(Benefit) Provision for Income Taxes

	Three Months Ended March 31,
	2014	2015	% Change
	(in thousands)
(Benefit) Provision for income taxes	$(684)	$4	99%

During the three months ended March 31, 2014, we recognized additional income tax benefit related to our net operating loss, or NOL, of approximately $0.7 million. In the fourth quarter of 2014, as a result of weighing the positive and negative evidence and guidance for accounting for income taxes, which includes an evaluation of recent cumulative pre-tax results, we determined it was appropriate to record a valuation allowance against our net deferred income tax assets because it was determined that it was no longer “more likely than not” that such NOLs will be utilized. Due to this uncertainty as of March 31, 2015, we did not record any material income tax expense.

Loss in Equity Interest

	Three Months Ended March 31,
	2014	2015	% Change
	(in thousands)
Loss in equity interest	$(246)	$(32)	(87)%

In 2013 we entered into a Joint Venture Agreement pursuant to which we own 50% of the outstanding common stock and 100% of the preferred shares of Synacor China, Ltd., or the JV Company. For the three months ended March 31, 2014, we recorded our share of the losses of the JV Company of $0.2 million. For the three months ended March 31, 2015, we did not record any material expense related to the JV Company.

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

In September 2013, we entered into a new Loan and Security Agreement with Silicon Valley Bank, or the Lender, which was amended in October 2014 (as amended, the “Loan Agreement”). The Loan Agreement provides for a $10.0 million secured revolving line of credit with a stated maturity of September 27, 2015. The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of March 31, 2015, due to the operation of the borrowing formula, $10.0 million was available under the revolving credit line, with no outstanding borrowings.

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

Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property. The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance. The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of March 31, 2015, we were in compliance with the covenants and anticipate continuing to be so.

As of March 31, 2015, we had approximately $26.8 million of cash and cash equivalents and money market funds. We did not have any short-term or long-term investments. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our revolving credit line, will be sufficient to meet our anticipated working capital, capital lease payment obligations and capital expenditure requirements for at least the next 12 months.

Cash Flows

	Three Months Ended March 31,
	2014	2015
	(in thousands)
Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$(1,166)	$2,165
Cash flows used in investing activities	$(1,764)	$(600)
Cash flows used in financing activities	$(515)	$(387)

Cash Provided by (Used in) Operating Activities

In the three months ended March 31, 2014 operating activities used $1.2 million of cash. The cash flow from operating activities primarily resulted from our net loss, adjusted for non-cash items, and changes in our operating assets and liabilities. Net loss was $2.1 million, which included non-cash depreciation of $1.1 million, non-cash stock-based compensation of $0.7 million and a non-cash loss in an equity interest of $0.2 million, offset by non-cash change in deferred income tax provision of $0.7 million. Changes in our operating assets and liabilities used $0.4 million of cash, primarily due to a net use of cash related to prepaid expenses and other assets of $0.5 million, combined with an increase of our accounts payable of $1.3 million and a decrease in our accrued expenses and other current liabilities of $1.2 million. The decrease in accrued expenses and other current liabilities was primarily due to the decrease of accrued compensation costs of $0.6 million primarily relating to bonuses earned and accrued in 2013 and paid in 2014. The increase in our prepaid and other current assets was primarily due to the increase of prepayments to vendors for components of our cost of revenue and insurance coverages in the three months ended March 31, 2014.

In the three months ended March 31, 2015 operating activities provided $2.2 million of cash. The cash flow from operating activities primarily resulted from our reduced net loss and improved collections from our accounts receivable. Net loss was $1.1 million, which included non-cash depreciation of $1.5 million and non-cash stock-based compensation of $0.7. Changes in our operating assets and liabilities provided $1.0 million of cash, primarily due to a $1.2 million inflow of cash related to the timing of cash collections from accounts receivable, prepaid expenses and other assets of $0.1 million, combined with an increase of our accounts payable of $1.0 million and a decrease in our accrued expenses and other current liabilities of $1.1 million. The decrease in accrued expenses and other current liabilities was primarily due to the decrease of accrued compensation costs of $1.2 million primarily relating to bonuses earned and accrued in 2014 and paid in 2015. The increase in our prepaid and other current assets was primarily due to the increase of prepayments to vendors for components of our cost of revenue and insurance coverages in the three months ended March 31, 2015.

Cash Used in Investing Activities

Our primary investing activities have consisted of purchases of property and equipment and investments made in the JV Company. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and internal-use software development. We expect to continue to invest in property and equipment and in the development of software for the remainder of 2015 and thereafter.

Cash used in investing activities in the three months ended March 31, 2014 was $1.8 million, consisting of $1.5 million used for purchases of property and equipment specifically related to the build out of our data centers and internal-use software development, and $0.2 million used for an investment in an equity interest in the JV Company.

Cash used in investing activities in the three months ended March 31, 2015 was $0.6 million used for purchases of property and equipment specifically related to the build out of our data centers and internal-use software development.

Cash Used in Financing Activities

For the three months ended March 31, 2014, net cash used in financing activities was $0.5 million primarily for repayment of $0.5 million on our capital lease obligations. Cash used for the purchase of treasury stock and received from the exercise of common stock options were nominal.

For the three months ended March 31, 2015, net cash used in financing activities was $0.4 million primarily for repayment of $0.4 million on our capital lease obligations.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These primarily include interest rate and inflation risk.

Interest Rate Risk

Our cash and cash equivalents primarily consist of cash and money market funds. Other than our $1.0 million investment in B&FF and our investment in the JV Company, we currently have no investments of any type. Our exposure to market risk for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. If we had outstanding borrowings under our Loan Agreement with Silicon Valley Bank, we would be exposed to fluctuations in interest rates that are variable to the market.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on traffic on our start experiences to generate search and digital advertising revenue, a substantial portion of which is derived from text-based links to advertisers’ websites as a result of Internet searches. We have a revenue-sharing relationship with Google Inc., or Google, under which we include a Google-branded search tool on our start experiences. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 56%, 51%, and 42% of our revenue in 2012, 2013 and 2014, or $68.5 million, $57.5 million and $45.4 million, respectively, and approximately 36% of our revenue in the three months ended March 31, 2015, or $9.7 million. Our agreement with Google was renewed in March 2014 for a three year term and expires in February 2017 unless we and Google mutually elect to renew it. Additionally, Google may terminate our agreement if we experience a change in control, if we enter into an agreement providing for a change in control, if we do not maintain certain search and digital advertising revenue levels or if we fail to conform to Google’s search policies and advertising policies. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of Internet traffic. Any changes in these methodologies, metrics and advertising technology platforms could decrease the advertising rates that we receive and/or the amount of revenue that we generate from digital advertisements. If advertisers were to discontinue their advertising via Internet searches, if Google’s revenue from search-based advertising were to decrease, if Google’s share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be materially and adversely affected. Moreover, consumers’ increased use of search tools other than the Google-branded search tool we provide would have similar effects.

A loss of any significant customer could negatively affect our financial performance.

We derive a substantial portion of our revenue from a small number of customers. Revenue attributable to these customers includes the subscriber-based revenue earned directly from them, as well as the search and digital advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our start experiences. Revenue attributable to Charter Communications, Inc., or Charter Communications, CenturyLink, Inc., or CenturyLink, Toshiba America Information Systems, Inc., or Toshiba, and Verizon Services Group, Inc., or Verizon, together accounted for approximately 73%, 68% and 67% of our revenue, or $88.4 million, $75.6 million and $71.1 million for the years ended December 31, 2012, 2013 and 2014, respectively.

Additionally, revenue attributable to Charter Communications, CenturyLink, Toshiba and Verizon together accounted for approximately 64% of our revenue for the three months ended March 31, 2015, or $17.1 million. For each period, revenue attributable to one of these customers accounted for 20% or more of our revenue, and revenue attributable to each of the other three customers accounted for more than 10% of our revenue.

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

We have incurred significant losses in each year of operation other than 2009, 2011, and 2012, including a pre-tax net loss of $3.6 million in 2010, a pre-tax net loss of $1.5 million in 2013 and a pre-tax net loss of $8.1 million in 2014. We have also incurred a pre-tax net loss of $1.1 million for the three months ended March 31, 2015, as compared to a pre-tax net loss of $2.7 million for the three months ended March 31, 2014.

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

Our business depends on aggregating and providing services and content that our customers will place on our start experiences, including television programming, news, entertainment, sports and other content that their subscribers find engaging, and premium services and paid content that their subscribers will buy. Accordingly, we must continue to invest significant resources in licensing efforts, research and development and marketing to enhance our service and content offerings, and we must make decisions about these matters well in advance of product releases to implement them in a timely manner. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing content providers and websites and the availability of other news, entertainment, sports and other services and content. While we work with our customers to have their consumers’ homepages and homescreens set to our start experiences, a consumer may easily change that setting, which would likely decrease the use of our start experiences. Similarly, consumers who change their device’s operating system or Internet browser may no longer have our start experiences set as their default homepage or homescreen, and unless they change it back to our start experience, their usage of our start experiences would likely decline and our results of operations could be negatively impacted. Consumers who acquire new consumer electronics devices will no longer have our start experience initially set as their default homepage, and unless they change the default to our start experience, their usage of our start experiences would likely decline and our results of operations could be negatively impacted.

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

Our revenue from high-speed Internet service providers, including our search and digital advertising revenue generated by online consumer traffic on our start experiences, accounted for approximately 80% of our revenue in 2012, approximately 83% in 2013, approximately 85% in 2014 and approximately 85% in the three months ended March 31, 2015. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated subscriber-based and search and digital advertising revenue. Under our agreements with some of our customers, including Charter Communications, Verizon and CenturyLink, they have the right to terminate the agreement if we are acquired by one of their competitors.

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

As a result of the rapidly changing nature of the markets in which we compete, our quarterly and annual revenue and operating results are likely to fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond our control, including but not limited to the various factors set forth in this “Risk Factors” section, as well as:

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

Certain of our agreements with customers and content providers require us to make fixed payments to them. The aggregate amount of such fixed payments for the years ending December 31, 2015 (nine months remaining), 2016 and 2017 are approximately $2.1 million, $1.3 million and $0.6 million, respectively. We are required to make these fixed payments regardless of the achievement of any revenue objectives or subscriber or usage levels. If we do not achieve our financial objectives, these contractual commitments would constitute a greater percentage of our revenue than originally anticipated and would adversely affect our profitability.

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

We depend on the continued contributions of our senior management and other key personnel, especially Himesh Bhise, our President and Chief Executive Officer, George G. Chamoun, our President of Sales and Marketing and William J. Stuart, our Chief Financial Officer. The loss of the services of any of our executive officers or other key employees could harm our business and our prospects. All of our executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time.

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

Following the merger of our predecessor companies, Chek, Inc., or Chek, and MyPersonal.com, Inc., or MyPersonal, to form Synacor, we expanded our business primarily through organic growth. We have sought to, and may continue to seek to, grow through strategic acquisitions. Our goal of returning to growth may place significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new technologies and acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees. Growth could strain our ability to:

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

We have derived and expect to continue to derive a substantial portion of our revenue from digital advertising on our start experiences. Such advertising accounted for approximately 27%, 29% and 36% of our revenue for the years ended December 31, 2012, 2013 and 2014, respectively, and 41% of our revenue for the three months ended March 31, 2015.

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

While we have determined that our internal control over financial reporting was effective as of December 31, 2014, as indicated in our Management Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for 2014, as amended, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end, or if our independent registered public accounting firm, when required, is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited as a result of future transactions in our stock which may be outside our control.

As of March 31, 2015, we had substantial federal and state net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “five-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. For these purposes, a five-percent stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding stock. In addition, persons who own less than 5% of the outstanding stock are grouped together as one or more “public groups,” which are also treated as five-percent stockholders. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset United States federal and state taxable income and taxes may be subject to limitations.

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

We have derived and expect to continue to derive a substantial majority of our revenue from search and digital advertising on our start experiences. Such search and digital advertising revenue accounted for approximately 83%, 81% and 79% of our revenue for the years ended December 31, 2012, 2013 and 2014, or $101.6 million, $90.4 million and $83.9 million, respectively, and 77% of our revenue for the three months ended March 31, 2015, or $20.6 million. However, the prospects for continued demand and market acceptance for Internet advertising are uncertain. If advertisers do not continue to increase their usage of the Internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the Internet. Most advertising agencies and potential advertisers, particularly local advertisers, have only limited experience advertising on the Internet and devote only a small portion of their advertising expenditures to online advertising. As the Internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for Internet advertising. Many historical predictions by industry analysts and others concerning the growth of the Internet as a commercial medium have overstated the growth of the Internet and you should not rely upon them. This growth may not occur or may occur more slowly than estimated.

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

Market prices for online advertising may decrease due to competitive or other factors. In addition, if a large number of Internet users use filtering software that limits or removes advertising from the users’ view, advertisers may perceive that Internet advertising is not effective and may choose not to advertise on the Internet.

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

Risks Related to Ownership of Our Common Stock

Concentration of ownership among our directors and officers and their respective affiliates could limit our other stockholders’ ability to influence the outcome of key corporate decisions, such as an acquisition of our company.

Our directors and executive officers and their respective affiliates beneficially own or control, directly or indirectly, as of May 1, 2015 approximately 25% of our outstanding common stock. As a result, these stockholders, if they act together, would have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they act together, would have the ability to influence significantly the management and affairs of our company. Accordingly, this concentration of ownership might harm the trading price of our common stock by:

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

Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or actual or potential changes to the composition of our board of directors, may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce their reliance on, the services we provide or do business with our competitors instead of us because of any such issues, then our business, operating results and financial condition would be adversely affected.

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

Some provisions of our certificate of incorporation, bylaws and Delaware law or our stockholder rights plan may discourage, delay or prevent a merger or acquisition or prevent the removal of our current board of directors and management.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on May 6, 2015, our trading price has ranged from $1.52 to $18.00. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to the various factors set forth in this “Risk Factors” section, as well as:

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

Not applicable.

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

SYNACOR, INC.

May 14, 2015	By:	/s/ HIMESH BHISE
Himesh Bhise
President and Chief Executive Officer
(Principal Executive Officer)

May 14, 2015	By:	/s/ WILLIAM J. STUART
William J. Stuart
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1*	Amendment Number Six to Google Services Agreement between Google Inc. and Synacor, Inc. dated as of January 1, 2015.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Confidential treatment has been requested for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.