Form 10-Q
period 2015-06-30
Synacor, Inc.
filed 2015-08-14
CIK 1408278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2015, there were 27,510,828 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets—Unaudited as of December 31, 2014 and June 30, 2015	1

	Condensed Consolidated Statements of Operations—Unaudited for the Three and Six Months Ended June 30, 2014 and 2015	2

	Condensed Consolidated Statements of Comprehensive Loss—Unaudited for the Three and Six Months Ended June 30, 2014 and 2015	3

	Condensed Consolidated Statements of Cash Flows—Unaudited for the Six Months Ended June 30, 2014 and 2015	4

	Notes to the Condensed Consolidated Financial Statements—Unaudited as of December 31, 2014 and June 30, 2015, and for the Three and Six Months Ended June, 2014 and 2015	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II — OTHER INFORMATION		28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	47

SIGNATURES		48

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SYNACOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

AS OF DECEMBER 31, 2014 AND JUNE 30, 2015

(In thousands except for share and per share data)

	December 31,	June 30,
	2014	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,600	$27,063
Accounts receivable, net of allowance of $388 and $383	20,479	17,044
Prepaid expenses and other current assets	2,292	1,961

Total current assets	48,371	46,068
PROPERTY AND EQUIPMENT, NET	15,128	14,083
OTHER LONG-TERM ASSETS	101	51
GOODWILL	1,565	1,565
INVESTMENTS	1,073	1,016

TOTAL ASSETS	$66,238	$62,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,545	$10,362
Accrued expenses and other current liabilities	8,403	7,459
Current portion of capital lease obligations	1,150	1,319

Total current liabilities	22,098	19,140
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATION	1,383	1,180
OTHER LONG-TERM LIABILITIES	275	566

TOTAL LIABILITIES	23,756	20,886

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value – 100,000,000 authorized, 27,944,853 issued and 27,391,709 shares outstanding at December 31, 2014 and 28,118,593 issued and 27,510,861 outstanding at June 30, 2015	279	280
Preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and June 30, 2015	—	—
Treasury stock, at cost, 553,144 shares at December 31, 2014 and 607,732 shares at June 30, 2015	(1,142)	(1,265)
Additional paid-in capital	105,961	107,660
Accumulated deficit	(62,636)	(64,792)
Accumulated other comprehensive income	20	14

Total stockholders’ equity	42,482	41,897

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,238	$62,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2015

(In thousands except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
REVENUE	$24,191	$24,716	$49,439	$51,446
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation shown separately below)	13,146	12,504	27,022	26,908
Technology & Development (exclusive of depreciation shown separately below)	7,120	4,561	14,612	9,427
Sales and marketing	2,457	3,639	4,594	7,201
General and administrative (exclusive of depreciation shown separately below)	3,499	3,351	6,598	6,724
Depreciation	1,117	1,660	2,175	3,156
Gain on sale of domain	(1,000)		(1,000)

Total costs and operating expenses	26,339	25,715	54,001	53,416

LOSS FROM OPERATIONS	(2,148)	(999)	(4,562)	(1,970)
OTHER INCOME	6	17	14	1
INTEREST EXPENSE	(23)	(59)	(111)	(109)

LOSS BEFORE INCOME TAXES AND EQUITY INTEREST	(2,165)	(1,041)	(4,659)	(2,078)
(BENEFIT) PROVISION FOR INCOME TAXES	(641)	16	(1,325)	21
LOSS IN EQUITY INTEREST	(344)	(25)	(590)	(57)

NET LOSS	$(1,868)	$(1,082)	$(3,924)	$(2,156)

NET LOSS PER SHARE:
Basic	$(0.07)	$(0.04)	$(0.14)	$(0.08)

Diluted	$(0.07)	$(0.04)	$(0.14)	$(0.08)

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE:
Basic	27,360,588	27,534,119	27,397,695	27,475,481

Diluted	27,360,588	27,534,119	27,397,695	27,475,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS—UNAUDITED

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2015

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net loss	$(1,868)	$(1,082)	$(3,924)	$(2,156)
Other comprehensive income:
Change in foreign currency translation adjustment	(4)	(3)	9	(6)

Comprehensive loss	$(1,872)	$(1,085)	$(3,915)	$(2,162)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2015

(In thousands)

	Six months ended
	June 30,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,924)	$(2,156)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,175	3,156
Stock-based compensation expense	1,528	1,541
Provision for deferred income taxes	(1,351)	—
Loss in equity interest	590	57
Gain on sale of domain	(1,000)	—
Change in assets and liabilities net of effect of acquisition:
Accounts receivable, net	(2,200)	3,435
Prepaid expenses and other current assets	(103)	331
Other long-term assets	166	50
Accounts payable	(2,179)	(2,133)
Accrued expenses and other current liabilities	703	(443)
Other long-term liabilities	(178)	291

Net cash (used in) provided by operating activities	(5,773)	4,129

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,796)	(1,561)
Investment in equity interest	(545)	—

Net cash used in investing activities	(3,341)	(1,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on capital lease obligations	(1,117)	(672)
Proceeds from exercise of common stock options	59	70
Purchase of treasury stock	(562)	—
Deferred acquisition payment	—	(495)

Net cash used in financing activities	(1,620)	(1,097)

Effect of exchange rate changes on cash and cash equivalents	1	(8)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,733)	1,463
CASH AND CASH EQUIVALENTS - Beginning of Period	36,397	25,600

CASH AND CASH EQUIVALENTS - End of Period	$25,664	$27,063

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$111	$139

Cash paid for income taxes	$—	$31

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Property, equipment and service contracts financed under capital lease obligations	$1,074	$637

Accrued property and equipment expenditures	$40	$61

Stock-based compensation capitalized to property and equipment	$—	$89

Treasury stock received to satisfy minimum tax withholding liabilities	$6	$123

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

AS OF DECEMBER 31, 2014 AND JUNE 30, 2015, AND

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2015

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

Concentrations of Risk — As of December 31, 2014 and June 30, 2015, and for the three and six months ended June 30, 2014 and 2015, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable and revenue as follows:

	Accounts Receivable
	December 31, 2014	June 30, 2015
Google	23%	15%
Digital Advertising Partner	11%	10%
Portal Customer (1)	12%	N/A

(1)	As of June 30, 2015, accounts receivable for Portal Customer was less than 10%.

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Google	46%	30%	49%	33%

For the three months ended June 30, 2014 and 2015, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue. The costs represent revenue share paid to customers for their supply of Internet traffic on the Company’s start experiences:

	Cost of Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Customer A	23%	29%	23%	27%
Customer B (1)	N/A	10	12	10
Customer C	10	11	11	11
Customer D (2)	10	N/A	10	N/A

Notes:

(1)	For the three months ended June 30, 2014, the cost of revenue-share payments received by Customer B was less than 10%
(2)	For the three and six months ended June 30, 2015, the cost of revenue-share payments received by Customer D was less than 10%

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

The Rights will not be exercisable until 10 days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 10% or more of the Company’s outstanding common stock (the “Distribution Date”) unless the Rights Plan is amended by the board of directors to avoid such outcome. If a person or group becomes an Acquiring Person, each Right will entitle its holder (other than such Acquiring Person) to purchase for $10.00 per share, a number of shares of the Company’s common stock having a market value of twice such price based on the market price of the common stock prior to such acquisition. Additionally, if the Company is acquired in a merger or similar transaction after the Distribution Date, each Right will entitle its holder (other than such Acquiring Person) to purchase for $10.00 per share, a number of shares of the acquiring corporation with a market value of $20.00 per share based on the market price of the acquiring corporation’s stock, prior to such merger. In addition, at any time after a person or group becomes an Acquiring Person, but before such Acquiring Person or group owns 50% or more of the Company’s common stock, the board of directors may exchange one share of the Company’s common stock for each outstanding Right (other than Rights owned by such Acquiring Person, which would have become void). An Acquiring Person will not be entitled to exercise the Rights.

On April 20, 2015, The Company’s stockholders ratified the Rights Plan. It will expire on July 14, 2017.

2. Investments and Fair Value Measurements

In July 2013, the Company made a $1.0 million investment (in the form of a convertible promissory note) in a privately held Delaware corporation called Blazer and Flip Flops, Inc., or B&FF (doing business as The Experience Engine). In March 2015, the note was converted into preferred stock of B&FF. B&FF is a professional services company whose principals have experience integrating its customers’ systems with their consumers’ devices, including smartphones and tablets.

The investment in B&FF is considered an available-for-sale security and is reported on the Company’s condensed consolidated balance sheets in investments.

The provisions of the FASB ASC 820, Fair Value Measurements and Disclosures , establish a framework for measuring the fair value in accordance with U.S. GAAP and establish a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:

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

3. Property and Equipment—Net

Property and equipment, net consisted of the following:

	December 31, 2014	June 30, 2015
	(in thousands)
Computer equipment (1)	$21,194	$21,858
Computer software	10,741	12,536
Furniture and fixtures	1,847	1,838
Leasehold improvements	1,389	1,369
Work in process (primarily software development costs)	1,203	635
Other	173	178

	36,547	38,414
Less accumulated depreciation (2)	(21,419)	(24,331)

Total property and equipment—net	$15,128	$14,083

Notes:

(1)	Includes equipment under capital lease obligations of $4.8 million and $3.3 million as of December 31, 2014 and June 30, 2015, respectively.
(2)	Includes $2.7 million and $1.2 million of accumulated depreciation of equipment under capital leases as of December 31, 2014 and June 30, 2015, respectively.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2014	June 30, 2015
	(in thousands)
Accrued compensation	$4,066	$3,519
Accrued content fees	1,745	2,204
Accrued business acquisition consideration	495	—
Unearned revenue on contracts	642	611
Other	1,455	1,125

Total	$8,403	$7,459

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

The following table sets forth revenue and long-lived tangible assets by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)
Revenue
United States	$24,026	$24,537	$49,104	$51,067
International	165	179	335	379

Total revenue	$24,191	$24,716	$49,439	$51,446

	December 31, 2014	June 30, 2015
	(in thousands)
Long-lived tangible assets
United States	$14,573	$13,299
Canada	502	774
Europe	53	10

Total long-lived tangible assets	$15,128	$14,083

6. Commitments and Contingencies

Contract Commitments — The Company is obligated to make payments under various contracts with vendors and other business partners, principally for revenue-share and content arrangements. Contract commitments as of June 30, 2015 are summarized as follows:

Year ending December 31:	(in thousands)
2015 (remaining six months)	$2,564
2016	6,700
2017	4,581
2018	3,018

Total contract commitments	$16,863

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

Stock Repurchases — In February 2014 the board of directors approved a Stock Repurchase Program, which authorizes a repurchase of up to $5.0 million worth of the Company’s outstanding common stock. The Stock Repurchase Program has no expiration date, and may be suspended or discontinued at any time without notice. The Company repurchased all shares with cash reserves.

The following table sets forth the shares of common stock repurchased through the program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Shares of common stock repurchased	207,050	—	229,050	—
Value of common stock repurchased (in thousands)	$507	$—	$562	$—

Withhold to Cover — During the six months ended June 30, 2015, certain employees, in lieu of paying withholding taxes on the vesting of certain shares of restricted stock awards, authorized the withholding of 54,588 shares of the Company’s common stock to satisfy their minimum statutory tax withholding requirements related to such vesting. These shares were recorded as treasury stock using the cost method at the per share closing price on the date of vesting. The number of shares of the Company’s common stock withheld to cover minimum statutory tax withholding requirements during the six months ended June 30, 2014 was 2,613.

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

Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the periods presented, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)
Technology and development	$375	$253	$702	$470
Sales and marketing	125	244	233	485
General and administrative	347	303	593	586

Total stock-based compensation expense	847	800	1,528	1,541

Stock Option Activity — A summary of the stock option activity for the six months ended June 30, 2015 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding—January 1, 2015	6,754,082	$2.83
Granted	1,424,500	$2.19
Exercised	(36,135)	$1.94
Forfeited	(472,000)	$2.46

Outstanding—June 30, 2015	7,670,447	$2.74	$180	7.37

Vested and expected to vest—June 30, 2015	7,223,333	$2.77	$180	7.25

Vested and exercisable—June 30, 2015	3,170,259	$3.20	$179	4.98

Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the NASDAQ as of June 30, 2015 was $1.61 per share. The total intrinsic value of options exercised for the six months ended June 30, 2015 was minor. The weighted average fair value of options issued during the six months ended June 30, 2015 amounted to $1.20 per option share.

As of June 30, 2015, the unrecognized compensation cost related to non-vested options granted, for which vesting is probable, under the plan was approximately $5.8 million. This cost is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of shares vested was $0.6 million for the six months ended June 30, 2015.

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

The following table presents the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands, expect share and per share data)
Basic net loss per share:
Numerator:
Net loss	$(1,868)	$(1,082)	$(3,924)	$(2,156)

Denominator:
Weighted-average common shares outstanding	27,360,588	27,534,119	27,397,695	27,475,481
Basic net loss per share	$(0.07)	$(0.04)	$(0.14)	$(0.08)

Diluted net loss per share:
Numerator:
Net loss	$(1,868)	$(1,082)	$(3,924)	$(2,156)

Denominator:
Number of shares used in basic calculation	27,360,588	27,534,119	27,397,695	27,475,481
Add weighted-average effect of dilutive securities:
None	—	—	—	—

Number of shares used in diluted calculation	27,360,588	27,534,119	27,397,695	27,475,481
Diluted net loss per share	$(0.07)	$(0.04)	$(0.14)	$(0.08)

The following equivalent shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)
Antidilutive equity awards:
Stock options and RSUs	5,672,042	8,278,318	5,672,042	8,278,318

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the three and six months ended June 30, 2015, search and digital advertising revenue was $19.0 million and $39.6 million, an increase of 3% and 3% compared to $18.5 million and $38.4 million for the three and six months ended June 30, 2014. Over the same periods, our multiplatform unique visitors stayed flat and increased 2%, respectively. Search revenue decreased by $3.7 million and $7.0 million for the three and six months ended June 30, 2015 compared to the same periods ended June 30, 2014. We believe the decrease was due to lower search activity associated with the increased usage of competitor search tools on other devices, such as tablets and smartphones, generally across the consumer base. In addition, a portion of the decrease was due to the residual effect of the placement of our start experiences on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. We anticipate that search activity will increase on smartphones and tablets in the future and we believe our continuing investment in our next-generation start experiences will allow us to compete more effectively for search activity on smartphones and tablets. Digital advertising revenue increased by $4.2 million and $8.2 million in the three months and six months ended June 30, 2015 compared to the same periods in 2014 as a result of an increase in video advertising and higher contractual rates for such advertising. We anticipate video advertising may become an increasing percentage of our advertising revenue which may also serve to increase our advertising cost per thousand impressions (referred to as cost per mille or CPMs). We also anticipate that the signing, and launching, of new customers and our mobile product initiatives may help add new search and digital advertising revenue in future years.

Our subscriber-based revenue consists of fees charged for the use of our proprietary technology and for the use of, or access to, services, such as e-mail, security, Cloud ID, online games, music and other premium services and paid content. During the three and six months ended June 30, 2015, subscriber-based revenue was $5.7 million and $11.8 million, which stayed flat and increased 7% from $5.7 million and $11 million in the same periods in 2014. The increase for the six months ended June 30, 2015 was primarily driven by growth in the hosting and management of our e-mail product and increasing adoption of our Cloud ID services with our customers. We believe there are opportunities to generate new sources of subscriber-based revenue, such as the introduction of new premium services, including those delivered on smartphones and tablets.

As we obtain new customers and those new customers introduce our start experiences to their consumers, we expect usage of our solutions and revenue from our start experiences to increase over time. There are a variety of reasons for this ramp-up process. For example, a new customer may migrate its consumers from its existing technology to our technology over a period of time. Moreover, a new customer may initially launch a selection of our services and products, rather than our entire suite of offerings and subsequently broaden their service and product offerings over time. When a customer launches a new service or product, marketing and promotional activities may be required to generate awareness and interest among consumers.

For the three and six months ended June 30, 2015, we derived revenue from over 50 customers, with revenue attributable to four customers, CenturyLink, Inc., or CenturyLink, Charter Communications Inc., or Charter Communications, Verizon Corporate Services Group, Inc., or Verizon, and Toshiba America Information Systems, Inc., or Toshiba, together accounting for approximately 63% and 64% of our revenue, or $15.6 million and $32.7 million, respectively. One of these customers accounted for 20% or more of revenue in such periods, and revenue attributable to each of the other three customers accounted for more than 10% in such periods.

Revenue attributable to our customers includes the subscriber-based revenue earned directly from them, as well as the search and digital advertising revenue generated through our relationships with our search and digital advertising partners (such as Google for search advertising and advertising networks, advertising agencies and advertisers for digital advertising). This revenue is attributable to our customers because it is produced from the traffic on our start experiences. These search and advertising partners provide us with advertisements that we then deliver with search results and other content on our start experiences. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In the three and six months ended June 30, 2015, search advertising through our relationship with Google generated approximately 30% and 33% of our revenue, or $7.3 million and $17.1 million, respectively (all of which was attributable to our customers).

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

Key Business Metric

In addition to the line items in our financial statements, we review the number of multiplatform unique visitors to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe disclosing this metric is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key business metric for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Multiplatform Unique Visitors (1)	19,926,958	19,978,057	20,612,366	20,993,907

Notes:

(1)	Reflects the number of multiplatform unique visitors to our start experiences from either desktop or mobile computed on an average monthly basis during the applicable period.

We define multiplatform unique visitors as consumers who have visited one of our start experiences from either mobile or desktop sources at least once during a particular time period. We rely on comScore to provide this data. comScore estimates this data based on the U.S. portion of the Internet activity of its worldwide panel of consumers and its proprietary data collection method.

Components of our Results of Operations

Revenue

We derive our revenue from two categories: revenue generated from search and digital advertising activities and subscriber-based revenue, each of which is described below. The following table shows the revenue in each category, both in amount and as a percentage of revenue, for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)
Revenue:
Search and digital advertising	$18,521	$18,998	$38,429	$39,645
Subscriber-based	5,670	5,717	11,010	11,801

Total revenue	$24,191	$24,716	$49,439	$51,446

Percentage of revenue:
Search and digital advertising	77%	77%	78%	77%
Subscriber-based	23%	23%	22%	23%

Total revenue	100%	100%	100%	100%

Search and Digital Advertising Revenue

We use Internet advertising to generate revenue from the traffic on our start experiences, categorized as search advertising and digital advertising.

•	In the case of search advertising, we have a revenue-sharing relationship with Google, pursuant to which we include a Google-branded search tool on our start experiences. When a consumer makes a search query using this tool, we deliver the query to Google and they return search results to consumers that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. The net payment we receive from Google is recognized as revenue.

•	Digital advertising includes video, image and text advertisements delivered on one of our start experiences. Advertising inventory is filled with advertisements sourced by our direct sales force, independent advertising sales representatives and advertising network partners. Revenue is generated for us when an advertisement displays, otherwise known as an impression, or when consumers view or click an advertisement, otherwise known as an action. Digital advertising revenue is calculated on a cost per impression or cost per action basis. Revenue is recognized based on amounts received from advertising customers as the impressions are delivered or the actions occur, according to contractually-determined rates.

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

Technology and Development

Technology and development expenses consist primarily of compensation related expenses incurred for the research and development of, enhancements to, and maintenance and operation of our products, equipment and related infrastructure.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation related expenses to our direct sales and marketing personnel, as well as costs related to advertising, industry conferences, promotional materials and other sales and marketing programs. Advertising cost is expensed as incurred.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(1,868)	$(1,082)	$(3,924)	$(2,156)
Provision (benefit) for income taxes	(641)	16	(1,325)	21
Interest expense	23	59	111	109
Other income	(6)	(17)	(14)	(1)
Depreciation	1,117	1,660	2,175	3,156
Stock-based compensation	847	800	1,528	1,541
Loss in equity interest	344	25	590	57
Gain on sale of domain	(1,000)	—	(1,000)	—

Adjusted EBITDA	$(1,184)	$1,461	$(1,859)	$2,727

Results of Operations

The following tables set forth our results of operations for the periods presented in amount and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)
Revenue	$24,191	$24,716	$49,439	$51,446
Cost and operating expenses:
Cost of revenue (1)	13,146	12,504	27,022	26,908
Technology and development (1)(2)	7,120	4,561	14,612	9,427
Sales and marketing (2)	2,457	3,639	4,594	7,201
General and administrative (1)(2)	3,499	3,351	6,598	6,724
Depreciation	1,117	1,660	2,175	3,156
Gain on sale of domain	(1,000)	—	(1,000)	—

Total costs and operating expenses	26,339	25,715	54,001	53,416

Loss from operations	(2,148)	(999)	(4,562)	(1,970)
Other income	6	17	14	1
Interest expense	(23)	(59)	(111)	(109)

Loss before income taxes and equity interest	(2,165)	(1,041)	(4,659)	(2,078)
Provision (benefit) for income taxes	(641)	16	(1,325)	21
Loss in equity interest	(344)	(25)	(590)	(57)

Net loss	$(1,868)	$(1,082)	$(3,924)	$(2,156)

Notes:

(1)	Exclusive of depreciation shown separately.
(2)	Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)
Technology and development	$375	$253	$702	$470
Sales and marketing	125	244	233	485
General and administrative	347	303	593	586

	$847	$800	$1,528	$1,541

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)
Revenue	100%	100%	100%	100%
Cost and operating expenses:
Cost of revenue (1)	54	51	55	52
Technology and development (1)	29	18	30	18
Sales and marketing	10	15	9	14
General and administrative (1)	14	14	13	13
Depreciation	5	7	4	6
Gain on sale of domain	(4)		(2)

Total costs and operating expenses	109	104	109	104

Loss from operations	(9)	(4)	(9)	(4)
Other expense	—	—	—	—
Interest expense	—	—	—	—
Loss before income taxes and equity interest	(9)	(4)	(9)	(4)
Benefit for income taxes	(3)	—	(3)	—
Loss in equity interest	(1)	—	(1)	—

Net loss	(8)	(4)	(8)	(4)

Note:

(1)	Exclusive of depreciation shown separately.

Comparison of the three and six months ended June 30, 2014 and 2015

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2015	% Change	2014	2015	% Change
	(in thousands)
Revenue:
Search and digital advertising	$18,521	$18,998	3%	$38,429	$39,645	3%
Subscriber-based	5,670	5,717	1%	11,010	11,801	7%

Total revenue	$24,191	$24,716	2%	$49,439	$51,446	4%

Percentage of revenue:
Search and digital advertising	77%	77%		78%	77%
Subscriber-based	23%	23%		22%	23%

Total revenue	100%	100%		100%	100%

Three months ended 2014 compared to 2015. Revenue increased by $0.5 million, or 2%, compared to the same period in 2014. Digital advertising revenue increased by $4.2 million, or 57%. The increase in digital advertising was driven by a combination of an increase in video advertising and higher contractual rates for such advertisements. Search advertising revenue decreased by $3.7 million, or 34% compared to 2014. We believe the decrease was due to lower search activity associated with the increased usage of competitor search tools on other devices, such as tablets and smartphones, generally across the consumer base. In addition, a portion of the decrease was due to the residual effect of the placement of our start experiences on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. Subscriber-based revenue increased $0.1 million, or 1%.

Six months ended 2014 compared to 2015. Revenue increased by $2.0 million, or 4%, compared to the same period in 2014. Digital advertising revenue increased by $8.2 million, or 57%. The increase in digital advertising was driven by a combination of an increase in video advertising and higher contractual rates for such advertisements. Search advertising revenue decreased by $7.0 million, or 29% compared to 2014. We believe the decrease was due to lower search activity associated with the increased usage of competitor search tools on other devices, such as tablets and smartphones, generally across the consumer base. In addition, a portion of the decrease was due to the residual effect of the placement of our start experiences on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. Subscriber-based revenue increased $0.8 million, or 7% primarily due to increased usage of our email, Cloud ID and video solutions services by our customers.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2015	% Change	2014	2015	% Change
	(in thousands)
Cost of revenue	$13,146	$12,504	(5)%	$27,022	$26,908	0%
Percentage of revenue	54%	51%		55%	52%

Three months ended 2014 compared to 2015. Our cost of revenue decreased by $0.6 million, or 5% for the three months ended June 30, 2015 compared to the same period in 2014. The decrease in our cost of revenue was driven by decreased revenue sharing costs from search due to declining search revenue. Cost of revenue as a percentage of revenue decreased, from 54% to 51%, because of changes in the mix of revenue, mix of customers and related revenue-sharing arrangements.

Six months ended 2014 compared to 2015. Our cost of revenue decreased by $0.1 million for the three months ended June 30, 2015 compared to the same period in 2014. The decrease in our cost of revenue was driven by decreased revenue sharing costs from search due to declining search revenue, offset by an increase in revenue-sharing costs from digital advertising due to increase placement of video-based advertising. Cost of revenue as a percentage of revenue decreased, from 55% to 52%, because of changes in the mix of revenue, mix of customers and related revenue-sharing arrangements.

Technology and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2015	% Change	2014	2015	% Change
	(in thousands)
Technology and development	$7,120	$4,561	(36)%	$14,612	$9,427	(35)%
Percentage of revenue	29%	18%		30%	18%

Three months ended 2014 compared to 2015. Technology and development expenses decreased by $2.6 million, or 36%, in 2015 compared to 2014. The decrease was primarily due to a shift in activities of certain personnel responsible for products to be marketed, from technology and development to sales and marketing. This change in activities took effect on October 1, 2014, and the resulting decrease was $1.9 million of technology and development expense in the second quarter of 2015. Additionally, a reduction in salaries expense and related costs due to our cost reduction plan implemented in 2014, resulted in a decrease in the second quarter 2015 of $1.0 million as compared to the same period in 2014. This was partially offset by an increase of $0.3 million due to the use of professional services and consultants on development projects.

Six months ended 2014 compared to 2015. Technology and development expenses decreased by $5.2 million, or 35%, in 2015 compared to 2014. The decrease was primarily due to a shift in activities of certain personnel responsible for products to be marketed, from technology and development to sales and marketing. This change in activities took effect on October 1, 2014, and the resulting decrease was $3.5 million of technology and development expense in the first half of 2015. Additionally, a reduction in salaries expense and related costs due to our cost reduction plan implemented in 2014, resulted in a decrease in the first six months of 2015 of $2.3 million as compared to the same period in 2014. This was partially offset by an increase of $0.7 million due to the use of professional services and consultants on development projects.

Sales and Marketing Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2015	% Change	2014	2015	% Change
	(in thousands)
Sales and marketing	2,457	3,639	48%	4,594	7,201	57%
Percentage of revenue	10%	15%		9%	14%

Three months ended 2014 compared to 2015. Sales and marketing expenses increased by $1.2 million or 48% compared to 2015. The increase was primarily due to a shift in activities of certain personnel from technology and development to sales and marketing, resulting in additional sales and marketing expense of $1.9 million, as discussed above. This was partially offset by a decrease of $0.4 million due to the decrease utilization of external advertising sales vendors and consultants. Additionally, stock based compensation for the period decreased $0.1 million as compared to the same period in 2014.

Six months ended 2014 compared to 2015. Sales and marketing expenses increased by $2.6 million or 57% compared to 2015. The increase was primarily due to a shift in activities of certain personnel from technology and development to sales and marketing, resulting in additional sales and marketing expense of $3.5 million, as discussed above. This was partially offset by a decrease of $0.5 million due to decreased utilization of external advertising sales vendors and consultants. Additionally, stock based compensation for the period decreased $0.3 million as compared to the same period in 2014.

General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2015	% Change	2014	2015	% Change
	(in thousands)
General and administrative	$3,499	$3,351	(4)%	$6,598	$6,724	2%
Percentage of revenue	14%	14%		13%	13%

Three months ended 2014 compared to 2015. General and administrative expenses decreased by $0.2 million or 4% compared to 2014. The decrease is principally due to our cost reduction plan implemented in 2014.

Six months ended 2014 compared to 2015. General and administrative expenses increased by $0.1 million or 2% compared to 2014. The increase is principally due to legal and consulting costs related to our 2015 annual meeting and the solicitation of proxies in connection therewith, partially offset by our cost reduction plan.

Depreciation

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2015	% Change	2014	2015	% Change
	(in thousands)
Depreciation	$1,117	$1,660	49%	$2,175	$3,156	45%
Percentage of revenue	5%	7%		4%	6%

Depreciation for the three months ended June 30, 2015 increased by $0.5 million, or 49% compared to 2014. This increase was due to placing certain software development projects into service during the fourth quarter 2014, including our next generation portal, our new back-end Cloud ID technology and our internally developed video solutions experience. Depreciation for the six months ended June 30, 2015 increased $1.0 million, or 45% compared to 2014. This increase was due to placing certain software development projects into service during the fourth quarter 2014, as referenced above.

Gain on sale of domain

The gain on sale of domain amount was $0 for the three and six months ended June 30, 2015 compared to $1.0 million for the same period in 2014. The sale was unique to Q2 2014, and no such transactions occurred in comparative periods.

Other Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2015	% Change	2014	2015	% Change
	(in thousands)
Other expense	$6	$17	183%	$14	$1	(93)%

Other expense consists mainly of interest income coupled with foreign currency transaction losses related to our international operations.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2015	% Change	2014	2015	% Change
	(in thousands)
Interest expense	$23	$59	157%	$111	$109	(2)%

Our interest expense consists mainly of interest due on our capital lease obligations, which will fluctuate based on interest rates and timing of new and expiring capital leases.

Provision (Benefit) for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2015	% Change	2014	2015	% Change
	(in thousands)
Provision (Benefit) for income taxes	$(641)	$16	(102)%	$(1,325)	$21	(102)%

During the three and six months ended June 30, 2014, we recognized additional income tax benefit related to our net operating loss, or NOL, of approximately $0.6 million and $1.3 million, respectively. In the fourth quarter of 2014, as a result of weighing the positive and negative evidence and guidance for accounting for income taxes, which includes an evaluation of recent cumulative pre-tax results, we determined it was appropriate to record a valuation allowance against our net deferred income tax assets because it was determined that it was no longer “more likely than not” that such NOLs will be utilized. Due to this uncertainty as of June 30, 2015, we did not record any benefit on our losses.

Loss in Equity Interest

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2015	% Change	2014	2015	% Change
	(in thousands)
Loss in equity interest	$(344)	$(25)	(93)%	$(590)	$(57)	(90)%

In 2013 we entered into a Joint Venture Agreement pursuant to which we own 50% of the outstanding common stock and 100% of the preferred shares of Synacor China, Ltd., or the JV Company. For the three and six months ended June 30, 2015, we did not record any material expense related to the JV Company.

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

In September 2013, we entered into a new Loan and Security Agreement with Silicon Valley Bank, or the Lender, which was amended in October 2014 (as amended, the “Loan Agreement”). The Loan Agreement provides for a $10.0 million secured revolving line of credit with a stated maturity of September 27, 2015. The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of June 30, 2015, due to the operation of the borrowing formula, $10.0 million was available under the revolving credit line, with no outstanding borrowings.

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

Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property. The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance. The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of June 30, 2015, we were in compliance with the covenants and anticipate continuing to be so.

As of June 30, 2015, we had approximately $27.1 million of cash and cash equivalents and money market funds. We did not have any short-term or long-term investments. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our revolving credit line, will be sufficient to meet our anticipated working capital, capital lease payment obligations and capital expenditure requirements for at least the next 12 months.

Cash Flows

	Six Months Ended June 30,
	2014	2015
	(in thousands)
Statements of Cash Flows Data:
Cash flows (used in) provided by operating activities	$(5,773)	$4,129
Cash flows used in investing activities	$(3,341)	$(1,561)
Cash flows used in financing activities	$(1,620)	$(1,097)

Cash (Used in) Provided by Operating Activities

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

In the six months ended June 30, 2015 operating activities provided $4.1 million of cash. The cash flow from operating activities primarily resulted from our reduced net loss and improved collections from our accounts receivable. Net loss was $2.2 million, which included non-cash depreciation of $3.2 million and non-cash stock-based compensation of $1.5 million. Changes in our operating assets and liabilities provided $1.5 million of cash, primarily due to a $3.4 million inflow of cash related to the timing of cash collections from accounts receivable, prepaid expenses and other assets of $0.3 million, combined with an decrease of our accounts payable of $2.1 million and a decrease in our accrued expenses and other current liabilities of $0.4 million. The decrease in our accounts payable was primarily driven by the timing of payment of invoices to our vendors. The increase in our prepaid and other current assets was primarily due to the increase of prepayments to vendors for components of our cost of revenue and insurance coverages in the six months ended June 30, 2015.

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

Cash used in investing activities during the six months ended June 30, 2015 was $1.6 million, consisting of cash used for purchases of property and equipment specifically related to the build-out of our data centers and internal-use software development.

Cash Used in Financing Activities

For the six months ended June 30, 2014 , net cash used in financing activities was $1.6 million primarily for repayment of $1.1 million on our capital lease obligations and purchase of treasury stock in the amount of $0.6 million. We received $0.1 million from the exercise of common stock options.

For the six months ended June 30, 2015, net cash used in financing activities was $1.1 million primarily for repayment of $0.7 million on our capital lease obligations, and $0.5 million for a deferred acquisition payment for Teknision.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on traffic on our start experiences to generate search and digital advertising revenue, a substantial portion of which is derived from text-based links to advertisers’ websites as a result of Internet searches. We have a revenue-sharing relationship with Google, Inc., or Google, under which we include a Google-branded search tool on our start experiences. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 56%, 51%, and 42% of our revenue in 2012, 2013 and 2014, or $68.5 million, $57.5 million and $45.4 million, respectively, and approximately 33% of our revenue in the six months ended June 30, 2015, or $17.1 million. Our agreement with Google was renewed in March 2014 for a three year term and expires in February 2017 unless we and Google mutually elect to renew it. Additionally, Google may terminate our agreement if we experience a change in control, if we enter into an agreement providing for a change in control, if we do not maintain certain search and digital advertising revenue levels or if we fail to conform to Google’s search policies and advertising policies. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of Internet traffic. Any changes in these methodologies, metrics and advertising technology platforms could decrease the advertising rates that we receive and/or the amount of revenue that we generate from digital advertisements. If advertisers were to discontinue their advertising via Internet searches, if Google’s revenue from search-based advertising were to decrease, if Google’s share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be materially and adversely affected. Moreover, consumers’ increased use of search tools other than the Google-branded search tool we provide would have similar effects.

A loss of any significant customer could negatively affect our financial performance.

We derive a substantial portion of our revenue from a small number of customers. Revenue attributable to these customers includes the subscriber-based revenue earned directly from them, as well as the search and digital advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our start experiences. Revenue attributable to Charter Communications, Inc., or Charter Communications, CenturyLink, Inc., or CenturyLink, Toshiba America Information Systems, Inc., or Toshiba, and Verizon Services Group, Inc., or Verizon, together accounted for approximately 73%, 68% and 67% of our revenue, or $88.4 million, $75.6 million and $71.1 million for the years ended December 31, 2012, 2013 and 2014, respectively. Additionally, revenue attributable to Charter Communications, CenturyLink, Toshiba and Verizon together accounted for approximately 63% of our revenue for the six months ended June 30, 2015, or $15.6 million. For each period, revenue attributable to one of these customers accounted for 20% or more of our revenue, and revenue attributable to each of the other three customers accounted for more than 10% of our revenue.

Our contracts with our customers generally have an initial term of approximately two to three years from the launch of their start experiences and frequently provide for one or more automatic renewal terms of one to two years each. If any one of these key contracts is not renewed or is otherwise terminated, or if revenue from these significant customers declines because of competitive or other reasons, our revenue would decline and our ability to achieve or sustain profitability would be impaired. For example, our agreement with Charter Communications, as amended, enables Charter Communications to terminate certain services under the agreement upon 150 days’ written notice at any time after December 31, 2015 and to terminate certain other services under the agreement upon 45 days’ written notice at any time after September 30, 2015. In some cases, Charter Communications may be required to pay us an early termination fee. Our agreement with Charter Communications contains different terms for different services, with the term for certain services expiring on December 31, 2016 and the term for other services expiring on December 31, 2018. Accordingly, we expect revenue attributable to Charter Communications to decline in future periods. In addition to the loss of subscriber-based revenue, including start experience and paid content sales, we would also lose significant revenue from the related search and digital advertising services that we provide. In addition to the decline of revenue, we may have to impair our long-lived assets, to the extent that such assets are used exclusively to support these customers, which would adversely impact our results of operations and financial position.

We have a history of significant pre-tax net losses and may not be profitable in future periods, which would limit our ability to use our net operating loss carryforwards.

We have incurred significant losses in each year of operation other than 2009, 2011, and 2012, including a pre-tax net loss of $3.6 million in 2010, a pre-tax net loss of $1.5 million in 2013 and a pre-tax net loss of $8.1 million in 2014. We have also incurred a pre-tax net loss of $1.1 million for the six months ended June 30, 2015, as compared to a pre-tax net loss of $2.16 million for the six months ended June 30, 2014.

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

Our revenue from high-speed Internet service providers, including our search and digital advertising revenue generated by online consumer traffic on our start experiences, accounted for approximately 80% of our revenue in 2012, approximately 83% in 2013, approximately 85% in 2014 and approximately 85% in the six months ended June 30, 2015. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated subscriber-based and search and digital advertising revenue. Under our agreements with some of our customers, including Charter Communications, Verizon and CenturyLink, they have the right to terminate the agreement if we are acquired by one of their competitors.

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

Certain of our agreements with customers and content providers require us to make fixed payments to them. The aggregate amount of such fixed payments for the years ending December 31, 2015 (six months remaining), 2016 and 2017 are approximately $2.6 million, $6.7 million and $4.6 million, respectively. We are required to make these fixed payments regardless of the achievement of any revenue objectives or subscriber or usage levels. If we do not achieve our financial objectives, these contractual commitments would constitute a greater percentage of our revenue than originally anticipated and would adversely affect our profitability.

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

The provision of our services and products depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our service. Such interruptions could harm our business, financial condition and results of operations, and our reputation could be damaged if people believe our systems are unreliable. Our systems are vulnerable to damage or interruption from snow storms, terrorist attacks, floods, fires, power loss, telecommunications failures, security breaches, computer malware, computer hacking attacks, computer viruses, computer denial of service attacks or other attempts to, or events that, harm our systems. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism and to potential disruptions if the operators of the facilities have financial difficulties. Although we maintain insurance to cover a variety of risks, the scope and amount of our insurance coverage may not be sufficient to cover our losses resulting from system failures or other disruptions to our online operations. For example, the limit on our business interruption insurance is approximately $27.4 million. Any system failure or disruption and any resulting losses that are not recoverable under our insurance policies may materially harm our business, financial condition and results of operations. To date, we have never experienced any material losses.

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

We have derived and expect to continue to derive a substantial portion of our revenue from digital advertising on our start experiences. Such advertising accounted for approximately 27%, 29% and 36% of our revenue for the years ended December 31, 2012, 2013 and 2014, respectively, and 44% of our revenue for the six months ended June 30, 2015. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

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

As of June 30, 2015, we had substantial federal and state net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “five-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. For these purposes, a five-percent stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding stock. In addition, persons who own less than 5% of the outstanding stock are grouped together as one or more “public groups,” which are also treated as five-percent stockholders. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset United States federal and state taxable income and taxes may be subject to limitations.

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

We have derived and expect to continue to derive a substantial majority of our revenue from search and digital advertising on our start experiences. Such search and digital advertising revenue accounted for approximately 83%, 81% and 79% of our revenue for the years ended December 31, 2012, 2013 and 2014, or $101.6 million, $90.4 million and $83.9 million, respectively, and 77% of our revenue for the six months ended June 30, 2015, or $39.6 million. However, the prospects for continued demand and market acceptance for Internet advertising are uncertain. If advertisers do not continue to increase their usage of the Internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the Internet. Most advertising agencies and potential advertisers, particularly local advertisers, have only limited experience advertising on the Internet and devote only a small portion of their advertising expenditures to online advertising. As the Internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for Internet advertising. Many historical predictions by industry analysts and others concerning the growth of the Internet as a commercial medium have overstated the growth of the Internet and you should not rely upon them. This growth may not occur or may occur more slowly than estimated.

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

Our directors and executive officers and their respective affiliates, beneficially own or control, directly or indirectly, as of July 31, 2015 approximately 30% of our outstanding common stock. As a result, these stockholders, if they act together, would have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they act together, would have the ability to influence significantly the management and affairs of our company. Accordingly, this concentration of ownership might harm the trading price of our common stock by:

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on August 5, 2015, our trading price has ranged from $1.44 to $18.00. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to the various factors set forth in this “Risk Factors” section, as well as:

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

Use of Proceeds

In February 2012, we completed the initial public offering of shares of our common stock, in which we issued and sold 5,454,545 shares of common stock at a price to the public of $5.00 per share, for aggregate gross proceeds of $27.3 million, in each case excluding shares of common stock sold by selling stockholders in the offering. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-178049), which was declared effective by the SEC on February 9, 2012.

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

SYNACOR, INC.

August 14, 2015	By:	/s/ HIMESH BHISE
Himesh Bhise
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2015	By:	/s/ WILLIAM J. STUART
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