Form 10-Q
period 2015-09-30
Synacor, Inc.
filed 2015-11-17
CIK 1408278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2015 there were 29,945,780 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets—Unaudited as of December 31, 2014 and September 30, 2015	1

	Condensed Consolidated Statements of Operations—Unaudited for the Three and Nine Months Ended September 30, 2014 and 2015	2

	Condensed Consolidated Statements of Comprehensive Loss—Unaudited for the Three and Nine Months Ended September 30, 2014 and 2015	3

	Condensed Consolidated Statements of Cash Flows—Unaudited for the Nine Months Ended September 30, 2014 and 2015	4

	Notes to the Condensed Consolidated Financial Statements—Unaudited as of December 31, 2014 and September 30, 2015, and for the Three and Nine Months Ended September 30, 2014 and 2015	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II — OTHER INFORMATION		30

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	49

SIGNATURES		50

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SYNACOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

AS OF DECEMBER 31, 2014 AND SEPTEMBER 30, 2015

(In thousands except for share and per share data)

	December 31,	September 30,
	2014	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,600	$15,569
Accounts receivable, net of allowance of $328 and $324	20,479	20,810
Prepaid expenses and other current assets	2,292	2,254

Total current assets	48,371	38,633
PROPERTY AND EQUIPMENT, NET	15,128	14,698
OTHER LONG-TERM ASSETS	101	262
GOODWILL	1,565	14,743
INTANGIBLE ASSETS	—	16,130
INVESTMENTS	1,073	1,016

TOTAL ASSETS	$66,238	$85,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,545	$11,625
Accrued expenses and other current liabilities	7,761	7,404
Current portion of deferred revenue	642	7,652
Current portion of capital lease obligations	1,150	1,412

Total current liabilities	22,098	28,093
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATION	1,383	1,102
REVOLVING LINE OF CREDIT	—	4,940
DEFERRED REVENUE	—	2,952
OTHER LONG-TERM LIABILITIES	275	2,171

TOTAL LIABILITIES	23,756	39,258
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value—10,000,000 authorized, none issued and outstanding at December 31, 2014 and September 30, 2015	—	—
Common stock, $0.01 par value – 100,000,000 authorized, 27,944,853 issued and 27,391,709 outstanding at December 31, 2014 and 30,575,470 issued and 29,945,780 outstanding at September 30, 2015	279	311
Treasury stock, at cost, 553,144 at December 31, 2014 and 629,690 at September 30, 2015	(1,142)	(1,232)
Additional paid-in capital	105,961	112,880
Accumulated deficit	(62,636)	(65,722)
Accumulated other comprehensive income (loss)	20	(13)

Total stockholders’ equity	42,482	46,224

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,238	$85,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2015

(In thousands except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
REVENUE	$26,231	$26,351	$75,670	$77,797
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14,386	13,298	41,404	40,205
Technology & development (exclusive of depreciation and amortization shown separately below)	7,577	4,361	22,188	13,788
Sales and marketing	2,601	4,274	7,194	11,475
General and administrative (exclusive of depreciation and amortization shown separately below)	4,090	3,712	10,689	10,437
Depreciation and amortization	1,133	1,560	3,308	4,716
Gain on sale of domain	—	—	(1,000)	—

Total costs and operating expenses	29,787	27,205	83,783	80,621

LOSS FROM OPERATIONS	(3,556)	(854)	(8,113)	(2,824)
OTHER (EXPENSE) INCOME	(14)	(32)	—	(31)
INTEREST EXPENSE	(75)	(35)	(186)	(144)

LOSS BEFORE INCOME TAXES AND EQUITY INTEREST	(3,645)	(921)	(8,299)	(2,999)
(BENEFIT) PROVISION FOR INCOME TAXES	(1,288)	10	(2,613)	30
LOSS IN EQUITY INTEREST	(239)	—	(829)	(57)

NET LOSS	$(2,596)	$(931)	$(6,515)	$(3,086)

NET LOSS PER SHARE:
Basic	$(0.09)	$(0.03)	$(0.24)	$(0.11)

Diluted	$(0.09)	$(0.03)	$(0.24)	$(0.11)

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE:
Basic	27,378,299	27,924,939	27,391,159	27,617,125

Diluted	27,378,299	27,924,939	27,391,159	27,617,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS—UNAUDITED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2015

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net loss	$(2,596)	$(931)	$(6,515)	$(3,086)
Other comprehensive (loss) income
Change in foreign currency translation adjustment	(3)	(27)	6	(33)

Comprehensive loss	$(2,599)	$(958)	$(6,509)	$(3,119)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2015

(In thousands)

	Nine months ended September 30,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,515)	$(3,086)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,308	4,716
Stock-based compensation expense	2,754	2,352
Provision for deferred income taxes	(2,636)	—
Loss in equity interest	829	57
Gain on sale of domain	(1,000)	—
Change in assets and liabilities net of effect of acquisition:
Accounts receivable, net	(2,338)	3,169
Prepaid expenses and other current assets	(84)	584
Other long-term assets	221	59
Accounts payable	(2,099)	(1,003)
Accrued expenses and other current liabilities	1,714	(205)
Deferred revenue	163	(706)
Other long-term liabilities	(611)	241

Net cash (used in) provided by operating activities	(6,294)	6,178

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,945)	(2,474)
Investment in equity interest	(605)	—
Acquisition net of cash acquired	—	(17,260)
Proceeds from sale of domain	1,000	—

Net cash used in investing activities	(3,550)	(19,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on capital lease obligations	(1,700)	(975)
Proceeds from bank financing	—	4,940
Proceeds from exercise of common stock options	62	70
Purchase of treasury stock	(562)	—
Deferred acquisition payment	—	(495)

Net cash (used in) provided by financing activities	(2,200)	3,539

Effect of exchange rate changes on cash and cash equivalents	6	(14)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,038)	(10,031)
CASH AND CASH EQUIVALENTS - Beginning of Period	36,397	25,600

CASH AND CASH EQUIVALENTS - End of Period	$24,359	$15,569

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$186	$144

Cash paid for income taxes	$112	$154

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Property, equipment and service contracts financed under capital lease obligations	$1,489	$637

Contingent consideration	$—	$1,600

Fair value of common stock and warrants in acquisition	$—	$4,395

Accrued property and equipment expenditures	$39	$82

Stock-based compensation capitalized to property and equipment	$37	$134

Treasury stock received to satisfy minimum tax withholding liabilities	$9	$77

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

AS OF DECEMBER 31, 2014 AND SEPTEMBER 30, 2015, AND

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2015

1. The Company and Summary of Significant Accounting Policies

Synacor, Inc., together with its consolidated subsidiaries (collectively, the “Company” or “Synacor”), is the trusted technology development, multiplatform services and revenue partner for video, Internet and communications providers, device manufacturers, and enterprises. Synacor delivers modern, multiscreen experiences and advertising to their consumers that require scale, actionable data and sophisticated implementation.

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

Concentrations of Risk — As of December 31, 2014 and September 30, 2015, and for the three and nine months ended September 30, 2014 and 2015, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable and revenue as follows:

	Accounts Receivable
	December 31, 2014	September 30, 2015
Google	23%	12%
Portal Customer	11%	12%
Digital Advertising Partner (1)	12%	N/A

(1)	As of September 30, 2015, accounts receivable for Digital Advertising Partner was less than 10%.

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Google	39%	28%	45%	31%

For the three and nine months ended September 30, 2014 and 2015, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue. The costs represent revenue share paid to customers for their supply of Internet traffic on the Company’s start experiences:

	Cost of Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Customer A	22%	29%	23%	28%
Customer B	14%	10%	13%	10%
Customer C (1)	N/A	10%	10%	10%
Customer D (2)	16%	N/A	12%	N/A

Notes:

(1)	For the three months ended September 30, 2014, the cost of revenue-share payments received by Customer C was less than 10%
(2)	For the three and nine months ended September 30, 2015 the cost of revenue-share payments received by Customer D was less than 10%

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

On April 20, 2015, The Company’s stockholders ratified the Rights Plan. It will expire on July 14, 2017.

On August 18, 2015, the Company amended the definition of “Acquiring Person” to provide that (i) issuances of securities under plans, contracts or arrangements approved by the board of directors or its compensation committee as compensation for service as a director, employee or consultant of Synacor or any of its subsidiaries will not trigger the exercisability of the Rights and (ii) issuances of securities in consideration for the acquisition of assets or a business in a transaction approved by the board of directors will not trigger the exercisability of the Rights.

Acquisition—In September 2015, the Company acquired certain assets from Zimbra, Inc., now known as TZ Holdings, Inc. (“TZ Holdings”), principally comprised of its email collaboration products and services business (the “Purchased Business”). The Company expects the Purchased Business to enhance its business development efforts. In consideration for the Purchased Business, the Company issued to TZ Holdings 2.4 million shares of its common stock and warrants to purchase 480,000 shares of its common stock. The exercise price of the warrants is $3.00 per share with a three year life. Additionally, the Company paid TZ Holdings $17.3 million in cash consideration and assumed certain obligations of TZ Holdings, including the performance of TZ Holdings’ post-closing obligations under contracts assigned to Synacor. Under the terms of the acquisition, TZ Holdings is eligible to receive certain contingent consideration. The purchase price was allocated to the assets acquired based on their respective fair values as of the acquisition date, with the amount exceeding the fair value recorded as goodwill of $13.2 million.

2. Acquisition

On August 18, 2015 the Company and Sync Holdings, LLC, its wholly-owned subsidiary, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Zimbra, Inc. (now known as TZ Holdings) to acquire certain assets related to its email collaboration products and services business, including certain of its wholly-owned foreign subsidiaries. The business acquired by the Company pursuant to the Asset Purchase Agreement is referred to herein as “Zimbra” or the Purchased Business. Zimbra connects hundreds of millions of people and information with unified collaboration software that includes email, calendaring, file sharing, activity streams, social networks and more. Zimbra’s software is used globally by service providers, governments and companies. The Company completed the acquisition (the “Acquisition”) on September 14, 2015 (the “Closing”).

Purchase Price – The total purchase price paid (including the fair value of the contingent consideration described below) for the Purchased Business was approximately $23.3 million. At the Closing, in consideration for the Purchased Business, the Company paid TZ Holdings $17.3 million in cash and issued to TZ Holdings 2.4 million shares of its common stock (such shares, the “Closing Stock Consideration”), valued at $3.5 million, and warrants to purchase 480,000 shares of common stock (the “Closing Warrants”). Additionally, TZ Holdings is eligible to receive additional contingent consideration as described below.

Contingent Consideration – TZ Holdings is eligible to receive up to an additional $2.0 million (the “Earn Out Consideration”) in cash upon the satisfaction of certain business performance milestones related to Zimbra after the Closing, subject to and contingent upon any reduction to satisfy indemnification claims (including pending claims), as further described in the Asset Purchase Agreement. The fair value of this contingent consideration was determined to be $1.6 million and is included in consideration paid.

In addition to the Earn Out Consideration, the Company has held back an additional 0.6 million shares of common stock (the “Holdback Stock” and together with the Closing Stock Consideration, the “Stock Consideration”) and warrants to purchase an additional 120,000 shares of common stock (the “Holdback Warrants” and together with the Closing Warrants, the “Warrants”) to secure TZ Holdings’ indemnification obligations under the Asset Purchase Agreement. Any Holdback Shares and Holdback Warrants not used to satisfy indemnification claims (including pending claims) will be released to TZ Holdings eighteen months following the Closing. The Company accrued contingent consideration relating to the Holdback Stock and the Holdback Warrants based on its estimated fair value at the Closing.

Additionally, the Company has assumed certain obligations of TZ Holdings, including the performance of TZ Holdings’ post-closing obligations under contracts assigned to the Company.

Consideration:

Cash consideration	$17,310
Fair value of 2,400,000 shares of common stock issued at $1.45 per share on September 14, 2015	3,480
Fair value of Closing and Holdback Warrants (warrants to purchase an aggregate of 600,000 shares of common stock)	45
Fair value of the Holdback Stock (i.e additional 600,000 shares of common stock) on September 14, 2015	870
Fair value of contingent consideration	1,600

Total purchase price	$23,305

In connection with the Acquisition, TZ Holdings has agreed not to sell, transfer or otherwise dispose of any portion of the Stock Consideration until the first anniversary of the Closing. Upon the first anniversary of the Closing, the restrictions will lapse with respect to 1/6th of the Stock Consideration, and upon the completion of each of the five months thereafter, the restrictions will lapse with respect to an additional 1/6th of the Stock Consideration. Following the lapse of such restrictions, TZ Holdings may transfer the Stock Consideration solely to its stockholders.

Allocation of Purchase Price – The purchase price was determined in accordance with the accounting treatment of a business combination in accordance with the Business Combination Topic of the Financial Accounting Standards Board Accounting Standard Codification 805. Under the guidance, the fair value of the consideration was determined and the assets acquired and liabilities assumed have been recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values has been recorded as goodwill.

The allocation of purchase price to the assets acquired and liabilities assumed as the date of the acquisition is presented in the table below. Management is responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as of the Acquisition Date. Management considered a number of factors, including reference to an analysis under Financial Accounting Standards Board Accounting Standard Codification 805 solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The Company’s estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that occur.

Assets acquired
Cash and cash equivalents	$50
Accounts receivable, net	3,500
Prepaid expenses and other current assets	547
Property and equipment, net	1,194
Other long-term assets	219
Goodwill	13,178
Intangible assets	16,200

Total assets acquired	34,888
Liabilities assumed
Accounts payable	134
Accrued expenses and other current liabilities	409
Current portion of deferred revenue	7,468
Current portion of capital lease obligations	246
Long-term portion of capital lease obligations	71
Deferred revenue	3,200
Other long-term liabilities	55

Total liabilities assumed	11,583

Net assets acquired	$23,305

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed, the purchase price allocation is preliminary and could change during the measurement period (not to exceed one year) if new information is obtained about the facts and circumstances that existed as of the date of Closing that, if known, would have resulted in the recognition of additional or changes in the value of the assets and liabilities presented in the purchase price allocation.

During the third quarter of fiscal year 2015, acquisition costs of $0.5 million were recorded as incurred as administrative expenses in the Condensed Consolidated Statement of Operations.

Technology – Zimbra has an open-source integrated collaboration software suite with secure email, calendaring and related services. The Zimbra software is used by over 100 million paid users in on-premises, public and private cloud deployments. The valuation of these assets was based on the discounted cash flows estimated using the relief from royalty method, a form of the income approach. The royalty rate was 2% for technology. The fair value of technology at date of acquisition was $1.1 million and has an amortization period of 6 years.

Trademark – Synacor acquired several issued and pending patents as well as the “Zimbra” trademark. The valuation of these assets was based on the discounted cash flows estimated using the relief from royalty method, a form of the income approach. The royalty rate was 0.5% for trademark. The fair value of the trademark at date of acquisition was $0.3 million and has an amortization period of 6 years.

Customer Relationships – Through Zimbra, Synacor has acquired a diverse set of customer relationships. The majority of Zimbra revenue is related to geographies outside of North America. The largest customer segment is Internet Service Providers (ISPs), while smaller but still important verticals include small-to-medium businesses and the government/non-profit sector. Zimbra makes direct sales to ISPs as well as indirect sales through an extensive global channel of reseller and service-provider partners. The fair value of customer lists was determined using the multi-period excess-earnings method, a form of the income approach. The fair value of customer relationships at date of acquisition was $14.8 million and has an amortization period of 15 years.

Deferred Revenue – The deferred revenue obligation assumed by Synacor is associated with maintenance and support, licenses and professional services. Synacor accounted for the acquired deferred revenue at its acquisition date fair value, which was determined utilizing the cost approach. The cost approach was based upon management’s assessment of the cost to be incurred in connection with the continuing legal obligation associated with the acquired contracts plus a reasonable profit margin. The fair value of deferred revenue at date of acquisition was $10.7 million.

Goodwill – The excess of the purchase price over the fair value of net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. Various factors contributed to the establishment of goodwill, including: the value of Zimbra’s trained workforce; the incremental value that Zimbra’s technology will bring to the Company; and the expected revenue growth over time that is attributable to increased market penetration from future products and customers. The goodwill acquired in connection with the acquisition is deductible for tax purposes.

Pro Forma Results – Set forth below is the pro forma consolidated results of operations of the Company and Zimbra as if the acquisition occurred as of the beginning of fiscal year 2014 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenue	$34,086	$32,434	$96,117	$97,066
Operating (loss) income	(4,460)	8	(11,318)	(3,911)
Net loss	(3,266)	(276)	(9,486)	(3,698)
Loss per share
Basic	$(0.11)	$(0.01)	$(0.32)	$(0.12)
Diluted	$(0.11)	$(0.01)	$(0.32)	$(0.12)

Since the closing of the Acquisition, through September 30, 2015, the Purchased Business generated revenue of approximately $0.9 million.

3. Investments and Fair Value Measurements

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

In September 2015, the Company purchased certain assets from Zimbra, Inc. (now known as TZ Holdings). TZ Holdings is eligible to receive up to an additional $2.0 million (the “Earn Out Consideration”) in cash upon the satisfaction of certain business performance milestones related to Zimbra after the Closing, subject to and contingent upon any reduction to satisfy indemnification claims (including pending claims), as further described in the Asset Purchase Agreement. The fair value of this contingent consideration was determined to be $1.6 million.

The provisions of the Financial Accounting Standards Board Accounting Standard Codification 820, Fair Value Measurements and Disclosures, establish a framework for measuring the fair value in accordance with U.S. GAAP and establish a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:

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

The Company classifies the Earn Out Consideration within Level 3 because it is valued using unobservable inputs.

4. Goodwill

The change in goodwill is as follows (in thousands) for the nine months ended September 30, 2015:

At December 31, 2014	$1,565
Zimbra acquisition related goodwill	$13,178

At September 30, 2015	$14,743

There was no change in goodwill for the nine months ended September 30, 2014.

5. Property and Equipment—Net

Property and equipment, net consisted of the following:

	December 31, 2014	September 30, 2015
	(in thousands)
Computer equipment (1)	$21,194	$22,749
Computer software	10,741	12,508
Furniture and fixtures	1,847	1,910
Leasehold improvements	1,389	1,392
Work in process (primarily software development costs)	1,203	1,553
Other	173	177

	36,547	40,289
Less accumulated depreciation (2)	(21,419)	(25,591)

Total property and equipment—net	$15,128	$14,698

Depreciation expense for the three months ended September 30, 2014 and 2015 was $1.1 million and 1.5 million, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2015 was $3.3 million and 4.6 million, respectively.

Notes:

(1)	Includes equipment under capital lease obligations of $4.8 million and $3.6 million as of December 31, 2014 and September 30, 2015, respectively.
(2)	Includes $2.7 million and $1.4 million of accumulated depreciation of equipment under capital leases as of December 31, 2014 and September 30, 2015, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2014	September 30, 2015
	(in thousands)
Accrued compensation	$4,066	$4,424
Accrued content fees	1,745	1,910
Accrued business acquisition consideration	495	—
Other	1,455	1,070

Total	$7,761	$7,404

7. Information About Segment and Geographic Areas

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

The following table sets forth revenue and long-lived tangible assets by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)
Revenue
United States	$26,070	$25,556	$75,174	$76,623
International	161	795	496	1,174

Total revenue	$26,231	$26,351	$75,670	$77,797

	December 31, 2014	September 30, 2015
	(in thousands)
Long-lived tangible assets
United States	$14,573	$13,626
Canada	502	676
Asia	—	396
Europe	53	—

Total long-lived tangible assets	$15,128	$14,698

8. Commitments and Contingencies

Contract Commitments — The Company is obligated to make payments under various contracts with vendors and other business partners, principally for revenue-share and content arrangements. Contract commitments as of September 30, 2015 are summarized as follows:

Year ending December 31:	(in thousands)
2015 (remaining three months)	$1,290
2016	4,140
2017	2,020
2018	660

Total contract commitments	$8,110

Litigation — From time to time, the Company is a party to legal actions. In the opinion of management, the outcome of these matters is not expected to have a material impact on the consolidated financial statements of the Company.

9. Equity

Common Stock — Effective on February 15, 2012, the Company’s board of directors and stockholders approved the Fifth Amended and Restated Certificate of Incorporation. The total number of common shares that the Company is authorized to issue is 100,000,000 with a par value of $0.01 per share.

Preferred Stock — Effective on February 15, 2012, the Company’s board of directors and stockholders approved the Fifth Amended and Restated Certificate of Incorporation. The total number of preferred shares that the Company is authorized to issue is 10,000,000 with a par value of $0.01 per share, 2,000,000 of which have been designated as Series A Junior Participating Preferred Stock pursuant to the Rights Plan and the Certificate of Designation approved by the Company’s board of directors effective July 17, 2014. None have been issued to date.

Stock Repurchases — In February 2014 the board of directors approved a Stock Repurchase Program, which authorizes a repurchase of up to $5.0 million worth of the Company’s outstanding common stock. The Stock Repurchase Program has no expiration date, and may be suspended or discontinued at any time without notice. The Company repurchased all shares with cash reserves.

The following table sets forth the shares of common stock repurchased through the program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Shares of common stock repurchased	—	—	229,050	—
Value of common stock repurchased (in thousands)	$—	$—	$562	$—

Withhold to Cover — During the nine months ended September 30, 2015, certain employees, in lieu of paying withholding taxes on the vesting of certain shares of restricted stock awards, authorized the withholding of 76,546 shares of the Company’s common stock to satisfy their minimum statutory tax withholding requirements related to such vesting. These shares were recorded as treasury stock using the cost method at the per share closing price on the date of vesting. The number of shares of the Company’s common stock withheld to cover minimum statutory tax withholding requirements during the nine months ended September 30, 2014 was 3,603.

10. Stock-based Compensation

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

Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the periods presented, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)
Technology and development	$691	$224	$1,392	$694
Sales and marketing	129	231	361	716
General and administrative	406	355	1,001	942

Total stock-based compensation expense	$1,226	$810	$2,754	$2,352

Stock Option Activity — A summary of the stock option activity for the nine months ended September 30, 2015 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding—January 1, 2015	6,754,082	$2.83
Granted	1,632,500	$2.11
Exercised	(36,135)	$1.94
Forfeited	(647,091)	$2.43

Outstanding—September 30, 2015	7,703,356	$2.72	$109	7.21

Vested and expected to vest—September 30, 2015	7,306,187	$2.74	$109	7.11

Vested and exercisable—September 30, 2015	3,807,171	$3.10	$109	5.47

Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the NASDAQ as of September 30, 2015 was $1.35 per share. The total intrinsic value of options exercised for the nine months ended September 30, 2015 was minor. The weighted average fair value of options issued during the nine months ended September 30, 2015 amounted to $1.14 per option share.

As of September 30, 2015, the unrecognized compensation cost related to non-vested options granted, for which vesting is probable, under the plan was approximately $5.1 million. This cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of shares vested was $1.5 million for the nine months ended September 30, 2015.

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

The following table presents the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands, expect share and per share data)
Basic net loss per share:
Numerator:
Net loss	$(2,596)	$(931)	$(6,515)	$(3,086)

Denominator:
Weighted-average common shares outstanding	27,378,299	27,924,939	27,391,159	27,617,125
Basic net loss per share	$(0.09)	$(0.03)	$(0.24)	$(0.11)

Diluted net loss per share:
Numerator:
Net loss	$(2,596)	$(931)	$(6,515)	$(3,086)

Denominator:
Number of shares used in basic calculation	27,378,299	27,924,939	27,391,159	27,617,125
Add weighted-average effect of dilutive securities:
None	—	—	—	—

Number of shares used in diluted calculation	27,378,299	27,924,939	27,391,159	27,617,125
Diluted net loss per share	$(0.09)	$(0.03)	$(0.24)	$(0.11)

The following equivalent shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)
Antidilutive equity awards:
Stock options and RSUs	8,436,928	8,223,520	8,436,928	8,223,520
Warrants	—	480,000	—	480,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are the trusted technology development, multiplatform services and revenue partner for video, Internet and communications providers, device manufacturers, and enterprises. We deliver modern, multiscreen experiences and advertising to their consumers that require scale, actionable data and sophisticated implementation.

We generate revenue from consumer traffic on our start experiences through search and digital advertising revenue, which we collect from our search partner, Google Inc., or Google, our advertising network providers and directly from advertisers. We typically share a portion of this search and digital advertising revenue with our customers. We also generate recurring revenues in the form of subscriber-based fees, which we collect from our customers, for the use of our technology, email, premium services and paid content. Growth in our business is dependent on expansion of relationships with our existing customers and new customers adopting our solutions and their respective consumers’ use of our start experiences ramping up as described below. As we expand our Cloud ID, syndicated content and email offerings, we expect to generate increased subscriber-based revenue from our customers.

During the three and nine months ended September 30, 2015, search and digital advertising revenue was $19.4 million and $59.0 million, respectively, a decrease of 6% and flat compared to $20.6 million and $59.0 million for the three and nine months ended September 30, 2014. Over the same periods, our multiplatform unique visitors stayed flat and decreased 1%, respectively. Search revenue decreased by $2.9 million and $9.9 million for the three and nine months ended September 30, 2015 compared to the same periods ended September 30, 2014. We believe the decrease was due to lower search activity associated with the increased usage of competitor search tools on other devices, such as tablets and smartphones, generally across the consumer base. In addition, a portion of the decrease was due to the residual effect of the placement of our start experiences on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. We anticipate that search activity will increase on smartphones and tablets in the future and we believe our continuing investment in our next-generation start experiences will allow us to compete more effectively for search activity on smartphones and tablets. Digital advertising revenue increased by $1.7 million and $9.9 million in the three months and nine months ended September 30, 2015 compared to the same periods in 2014 as a result of an increase in video advertising and higher contractual rates for advertising. We anticipate video advertising may become an increasing percentage of our advertising revenue which may also serve to increase our advertising cost per thousand impressions (referred to as cost per mille or CPMs). We also anticipate that the signing, and launching, of new customers and our mobile product initiatives may help add new search and digital advertising revenue in future years.

Our subscriber-based revenue consists of fees charged for the use of our proprietary technology and for the use of, or access to, services, such as e-mail, security, Cloud ID, online games, music and other premium services and paid content. During the three and nine months ended September 30, 2015, subscriber-based revenue was $7.0 million and $18.8 million, which increased 23% and 13% from $5.7 million and $16.7 million in the same periods in 2014. The increase for the nine months ended September 30, 2015 was primarily driven by growth in the hosting and management of our e-mail product and increasing adoption of our Cloud ID services with our customers. We believe there are opportunities to generate new sources of recurring subscriber-based revenue, such as expansion of our email customer base via the acquisition of Zimbra.

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

For the three and nine months ended September 30, 2015, we derived revenue from over 50 customers, with revenue attributable to four customers, CenturyLink, Inc., or CenturyLink, Charter Communications Inc., or Charter Communications, Verizon Corporate Services Group, Inc., or Verizon, and Toshiba America Information Systems, Inc., or Toshiba, together accounting for approximately 54% and 60% of our revenue, or $14.2 million and $46.9 million, respectively. One of these customers accounted for 20% or more of revenue in such periods.

Revenue attributable to our customers includes the subscriber-based revenue earned directly from them, as well as the search and digital advertising revenue generated through our relationships with our search and digital advertising partners (such as Google for search advertising and advertising networks, advertising agencies and advertisers for digital advertising). This revenue is attributable to our customers because it is produced from the traffic on our start experiences. These search and advertising partners provide us with advertisements that we then deliver with search results and other content on our start experiences. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In the three and nine months ended September 30, 2015, search advertising through our relationship with Google generated approximately 28% and 31% of our revenue, or $7.4 million and $24.5 million, respectively (all of which was attributable to our customers).

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

Key Business Metric

In addition to the line items in our financial statements, we review the number of multiplatform unique visitors to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe disclosing this metric is useful for investors and analysts to understand the underlying trends in our business. The following table summarizes our key business metric for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Multiplatform Unique Visitors (1)	20,677,509	20,621,355	20,634,080	20,869,723

Notes:

(1)	Reflects the number of multiplatform unique visitors to our start experiences from either desktop or mobile computed on an average monthly basis during the applicable period.

We define multiplatform unique visitors as consumers who have visited one of our start experiences from either mobile or desktop sources at least once during a particular time period. We rely on comScore to provide this data. comScore estimates this data based on the U.S. portion of the Internet activity of its worldwide panel of consumers and its proprietary data collection method.

Components of our Results of Operations

Revenue

We derive our revenue from two categories: revenue generated from search and digital advertising activities and subscriber-based revenue, each of which is described below. The following table shows the revenue in each category, both in amount and as a percentage of revenue, for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)
Revenue:
Search and digital advertising	$20,571	$19,367	$59,000	$59,012
Subscriber-based	5,660	6,984	16,670	18,785

Total revenue	$26,231	$26,351	$75,670	$77,797

Percentage of revenue:
Search and digital advertising	78%	73%	78%	76%
Subscriber-based	22%	27%	22%	24%

Total revenue	100%	100%	100%	100%

Search and Digital Advertising Revenue

We use Internet advertising to generate revenue from the traffic on our start experiences, categorized as search advertising and digital advertising.

•	In the case of search advertising, we have a revenue-sharing relationship with Google, pursuant to which we include a Google-branded search tool on our start experiences. When a consumer makes a search query using this tool, we deliver the query to Google and they return search results to consumers that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. The net payment we receive from Google is recognized as revenue.

•	Digital advertising includes video, image and text advertisements delivered on one of our start experiences. Advertising inventory is filled with advertisements sourced by our direct sales force, independent advertising sales representatives and advertising network partners. Revenue is generated for us when an advertisement displays, otherwise known as an impression, or when consumers view or click an advertisement, otherwise known as an action. Digital advertising revenue is calculated on a cost per impression or cost per action basis. Revenue is recognized based on amounts received from advertising customers as the impressions are delivered or the actions occur, according to contractually-determined rates.

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

Costs and Expenses

Cost of Revenue

Cost of revenue consists primarily of revenue sharing, content acquisition costs, co-location facility costs, royalty costs, and product support costs. Revenue sharing consists of amounts accrued and paid to customer’s for the Internet traffic on start experiences we operate on our customers’ behalf and where we are the primary obligor, resulting in the generation of search and digital advertising revenue. The revenue-sharing agreements with customers are primarily variable payments based on a percentage of the search and digital advertising revenue. Content-acquisition agreements may be based on a fixed payment schedule, on the number of subscribers per month, or a combination of both. Fixed-payment agreements are expensed on a straight-line basis over the term defined in the agreement. Agreements based on the number of subscribers are expensed on a monthly basis. Co-location facility costs consist of rent and operating costs for our data center facilities. Royalty costs consist of amounts due to other parties for sale of mailboxes with third party technology enabled. Product support costs consist of employee and operating cost directly related to our maintenance and professional services support.

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

Depreciation and amortization

Depreciation and amortization includes depreciation and amortization of our computer hardware and software, furniture and fixtures, intangible assets, leasehold improvements and other property, as well as depreciation on capital leased assets.

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

Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	although depreciation is a non-cash charge, the assets being depreciated may have to be replaced in the future, and adjusted EBITDA does not reflect capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA does not reflect the impact of tax payments that may represent a reduction in cash available to us;

•	similarly, adjusted EBITDA does not reflect the impact of non-recurring items, such as acquisition costs and reduction in workforce costs, on the cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(2,596)	$(931)	$(6,515)	$(3,086)
(Benefit) provision for income taxes	(1,288)	10	(2,613)	30
Interest expense	75	35	186	144
Other income	14	32	—	31
Depreciation and amortization	1,133	1,560	3,308	4,716
Stock-based compensation	1,226	810	2,754	2,352
Loss in equity interest	239	—	829	57
Gain on sale of domain	—	—	(1,000)	—
Reduction in workforce severance and related costs	1,260	—	1,260	—
Acquisition costs	—	478		478

Adjusted EBITDA	$63	$1,994	$(1,791)	$4,722

Results of Operations

The following tables set forth our results of operations for the periods presented in amount and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)
Revenue	$26,231	$26,351	$75,670	$77,797
Cost and operating expenses:
Cost of revenue (1)	14,386	13,298	41,404	40,205
Technology and development (1)(2)	7,577	4,361	22,188	13,788
Sales and marketing (2)	2,601	4,274	7,194	11,475
General and administrative (1)(2)	4,090	3,712	10,689	10,437
Depreciation and amortization	1,133	1,560	3,308	4,716
Gain on sale of domain	—	—	(1,000)	—

Total costs and operating expenses	29,787	27,205	83,783	80,621

Loss from operations	(3,556)	(854)	(8,113)	(2,824)
Other income	(14)	(32)	—	(31)
Interest expense	(75)	(35)	(186)	(144)

Loss before income taxes and equity interest	(3,645)	(921)	(8,299)	(2,999)
(Benefit) provision for income taxes	(1,288)	10	(2,613)	30
Loss in equity interest	(239)	—	(829)	(57)

Net loss	$(2,596)	$(931)	$(6,515)	$(3,086)

Notes:

(1)	Exclusive of depreciation and amortization shown separately.
(2)	Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)
Technology and development	$691	$224	$1,392	$693
Sales and marketing	129	231	361	716
General and administrative	406	355	1,001	942

	$1,226	$810	$2,754	$2,351

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)
Revenue	100%	100%	100%	100%
Cost and operating expenses:
Cost of revenue (1)	55	50	55	52
Technology and development (1)	29	17	29	18
Sales and marketing	10	16	10	15
General and administrative (1)	16	14	14	13
Depreciation and amortization	4	6	4	6
Gain on sale of domain	—	—	(1)

Total costs and operating expenses	114	103	111	104

Loss from operations	(14)	(3)	(11)	(4)
Other expense	—	—	—	—
Interest expense	—	—	—	—
Loss before income taxes and equity interest	(14)	(3)	(11)	(4)
Benefit for income taxes	(5)	—	(3)	—
Loss in equity interest	(1)	—	(1)	—

Net loss	(10)	(3)	(9)	(4)

Note:

(1)	Exclusive of depreciation and amortization shown separately.

Comparison of the three and nine months ended September 30, 2014 and 2015

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2015	% Change	2014	2015	% Change
	(in thousands)
Revenue:
Search and digital advertising	$20,571	$19,367	(6)%	$59,000	$59,012	0%
Subscriber-based	5,660	6,984	23%	16,670	18,785	13%

Total revenue	$26,231	$26,351	0%	$75,670	$77,797	3%

Percentage of revenue:
Search and digital advertising	78%	73%		78%	76%
Subscriber-based	22%	27%		22%	24%

Total revenue	100%	100%		100%	100%

Three months ended 2014 compared to 2015. Revenue was flat compared to the same period in 2014. Digital advertising revenue increased by $1.7 million, or 17%. The increase in digital advertising was driven by a combination of an increase in video advertising and higher contractual rates for advertisements. Search advertising revenue decreased by $2.9 million, or 28%, compared to 2014. We believe the decrease was due to lower search activity associated with the increased usage of competitor search tools on other devices, such as tablets and smartphones, generally across the consumer base. In addition, a portion of the decrease was due to the residual effect of the placement of our start experiences on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. Subscriber-based revenue increased $1.3 million, or 23%.

Nine months ended 2014 compared to 2015. Revenue increased by $2.1 million, or 3%, compared to the same period in 2014. Digital advertising revenue increased by $9.9 million, or 40%. The increase in digital advertising was driven by a combination of an increase in video advertising and higher contractual rates for advertisements. Search advertising revenue decreased by $9.9 million, or 29%, compared to 2014. We believe the decrease was due to lower search activity associated with the increased usage of competitor search tools on other devices, such as tablets and smartphones, generally across the consumer base. In addition, a portion of the decrease was due to the residual effect of the placement of our start experiences on the second tab of the default Windows 8 Internet browser by our consumer electronics customers. Subscriber-based revenue increased $2.1 million, or 13%, primarily due to increased usage of our email, Cloud ID and video solutions services by our customers.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2015	% Change	2014	2015	% Change
	(in thousands)
Cost of revenue	$14,386	$13,298	(8)%	$41,404	$40,205	(3)%
Percentage of revenue	55%	50%		55%	52%

Three months ended 2014 compared to 2015. Our cost of revenue decreased by $1.1 million, or 8%, compared to the same period in 2014. The decrease in our cost of revenue was driven by decreased revenue sharing costs from search due to declining search revenue. Cost of revenue as a percentage of revenue decreased, from 55% to 50%, because of changes in the mix of revenue, mix of customers, related revenue-sharing arrangements, and the increase in recurring subscriber-based revenues.

Nine months ended 2014 compared to 2015. Our cost of revenue decreased by $1.2 million, or 3%, compared to the same period in 2014. The decrease in our cost of revenue was driven by decreased revenue sharing costs from search due to declining search revenue, offset by an increase in revenue-sharing costs from digital advertising due to increase placement of video-based advertising. Cost of revenue as a percentage of revenue decreased, from 55% to 52%, because of changes in the mix of revenue, mix of customers, related revenue-sharing arrangements, and the increase in recurring subscriber-based revenues.

Technology and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2015	% Change	2014	2015	% Change
	(in thousands)
Technology and development	$7,577	$4,361	(42)%	$22,188	$13,788	(38)%
Percentage of revenue	29%	17%		29%	16%

Three months ended 2014 compared to 2015. Technology and development expenses decreased by $3.2 million, or 42%, in 2015 compared to the same period in 2014. The decrease was primarily due to a shift in activities of certain personnel responsible for products to be marketed, from technology and development to sales and marketing. This change in activities took effect on October 1, 2014, and the resulting decrease was $2.3 million of technology and development expense in the third quarter of 2015. Additionally, a reduction in salaries expense and related costs due to our cost reduction plan implemented in 2014, resulted in a decrease in the third quarter of 2015 of $0.8 million as compared to the same period in 2014.

Nine months ended 2014 compared to 2015. Technology and development expenses decreased by $8.4 million, or 38%, compared to the same period 2014. The decrease was primarily due to a shift in activities of certain personnel responsible for products to be marketed, from technology and development to sales and marketing. This change in activities took effect on October 1, 2014, and the resulting decrease was $6.1 million of technology and development expense in the first nine months of 2015. Additionally, a reduction in salaries expense and related costs due to our cost reduction plan implemented in 2014, resulted in a decrease in the first nine months of 2015 of $3.3 million as compared to the same period in 2014. This was partially offset by an increase of $0.7 million due to the use of professional services and consultants on development projects.

Sales and Marketing Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2015	% Change	2014	2015	% Change
	(in thousands)
Sales and marketing	2,601	4,274	64%	7,194	11,475	60%
Percentage of revenue	10%	16%		10%	15%

Three months ended 2014 compared to 2015. Sales and marketing expenses increased by $1.7 million, or 64%, compared to the same period in 2014. The increase was primarily due to a shift in activities of certain personnel from technology and development to sales and marketing, resulting in additional sales and marketing expense of $2.3 million, as discussed above. This was partially offset by a reduction in salaries expense and related costs due to our cost reduction plan implemented in 2014, resulting in a decrease in the third quarter of 2015 of $0.7 million.

Nine months ended 2014 compared to 2015. Sales and marketing expenses increased by $4.3 million, or 60%, compared to the same period in 2014. The increase was primarily due to a shift in activities of certain personnel from technology and development to sales and marketing, resulting in additional sales and marketing expense of $6.1 million, as discussed above. This was partially offset by a reduction in salaries expense and related costs due to our cost reduction plan implemented in 2014, resulting in a decrease in the third quarter of 2015 of $1.2 million. Additionally, decreased utilization of external advertising sales vendors and consultants resulted in a decrease of $0.4 million. Also, sales and marketing expenses experienced a decrease of $0.2 million due to the reduced utilization of professional services on projects.

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2015	% Change	2014	2015	% Change
	(in thousands)
General and administrative	$4,090	$3,712	(9)%	$10,689	$10,437	(2)%
Percentage of revenue	16%	14%		14%	15%

Three months ended 2014 compared to 2015. General and administrative expenses decreased by $0.4 million, or 9%, compared to the same period in 2014. The decrease is principally due to our cost reduction plan implemented in 2014.

Nine months ended 2014 compared to 2015. General and administrative expenses decreased by $0.3 million, or 2%, compared to the same period in 2014. The decrease is principally due to our cost reduction plan implemented in 2014.

Depreciation and amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2015	% Change	2014	2015	% Change
	(in thousands)
Depreciation and amortization	$1,133	$1,560	38%	$3,308	$4,716	43%
Percentage of revenue	4%	6%		4%	6%

Three months ended 2014 compared to 2015. Depreciation and amortization increased by $0.4 million, or 38%, compared to the same period in 2014. This increase was due to placing certain software development projects into service during the fourth quarter of 2014, including our next generation portal, our new back-end Cloud ID technology and our internally developed video solutions experience.

Nine months ended 2014 compared to 2015. Depreciation and amortization increased $1.4 million, or 43%, compared to the same period in 2014. This increase was due to placing certain software development projects into service during the fourth quarter of 2014, as referenced above.

Gain on sale of domain

The gain on sale of domain of $1.0 million reflected in the nine months ended September 30, 2014 was unique to the second quarter of 2014, and no such transactions occurred in the comparative periods.

Other Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2015	% Change	2014	2015	% Change
	(in thousands)
Other expense	$14	$32	NM	$—	$31	NM

Other expense consists mainly of interest income coupled with foreign currency transaction losses related to our international operations.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2015	% Change	2014	2015	% Change
	(in thousands)
Interest expense	$75	$35	(53)%	$186	$144	(23)%

Our interest expense consists mainly of interest due on our capital lease obligations, which will fluctuate based on interest rates and timing of new and expiring capital leases.

Provision (Benefit) for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2015	% Change	2014	2015	% Change
	(in thousands)
Benefit (provision) for income taxes	$1,288	$10	NM	$(2,613)	$30	NM

During the three and nine months ended September 30, 2014, we recognized additional income tax benefit related to our net operating loss, or NOL, of approximately $0.6 million and $1.3 million, respectively. In the fourth quarter of 2014, as a result of weighing the positive and negative evidence and guidance for accounting for income taxes, which includes an evaluation of recent cumulative pre-tax results, we determined it was appropriate to record a valuation allowance against our net deferred income tax assets because it was determined that it was no longer “more likely than not” that such NOLs will be utilized. Due to this uncertainty as of September 30, 2015, we did not record any benefit on our losses.

Loss in Equity Interest

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2015	% Change	2014	2015	% Change
	(in thousands)
Loss in equity interest	$(239)	$—	NM	$(829)	$(57)	NM

In 2013 we entered into a Joint Venture Agreement pursuant to which we own 50% of the outstanding common stock and 100% of the preferred shares of Synacor China, Ltd., or the JV Company. For the three and nine months ended September 30, 2015, we did not record any material expense related to the JV Company.

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

In September 2013, we entered into a Loan and Security Agreement with Silicon Valley Bank, or the Lender, which was amended in October 2014 and September 2015 (as amended, the “Loan Agreement”). The Loan Agreement provides for a $12.0 million secured revolving line of credit with a stated maturity of September 27, 2018. The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of September 30, 2015, we had $5.0 million in outstanding borrowing under the Loan Agreement; subject to the operation of the borrowing formula, an additional $7.0 million was available for draw under the Loan Agreement.

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

Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property. The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance. The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of September 30, 2015, we were in compliance with the covenants and anticipate continuing to be so.

As of September 30, 2015, we had approximately $15.6 million of cash and cash equivalents and money market funds. We did not have any short-term or long-term investments. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our revolving credit line, will be sufficient to meet our anticipated working capital, capital lease payment obligations and capital expenditure requirements for at least the next 12 months.

Cash Flows

	Nine Months Ended September 30,
	2014	2015
	(in thousands)
Statements of Cash Flows Data:
Cash flows (used in) provided by operating activities	$(6,294)	$6,154
Cash flows used in investing activities	$(3,550)	$(19,734)
Cash flows (used in) provided by financing activities	$(2,200)	$3,539

Cash (Used in) Provided by Operating Activities

In the nine months ended September 30, 2014 operating activities used $6.3 million of cash. The cash flow from operating activities primarily resulted from our net loss, adjusted for non-cash items, and changes in our operating assets and liabilities. Net loss was $6.5 million, which included non-cash depreciation and amortization of $3.3 million, non-cash stock-based compensation of $2.8 million and a non-cash loss in an equity interest of $0.8 million, offset by non-cash change in deferred income tax provision of $2.6 million and gain on sale of domain of $1.0 million. Changes in our operating assets and liabilities used $3.0 million of cash, primarily due to an increase in accounts receivable of $2.3 million and a reduction of accounts payable to $2.1 million, offset by a net increase in accrued expenses and other current liability and other long-term liabilities of $1.3 million. The increases in accounts receivable and accounts payable are largely driven by timing of payments. The increase in accrued expenses is a result of greater accrued content fees.

In the nine months ended September 30, 2015 operating activities provided $6.2 million of cash. The cash flow from operating activities primarily resulted from our reduced net loss and improved collections from our accounts receivable. Net loss was $3.1 million, which included non-cash depreciation and amortization of $4.7 million and non-cash stock-based compensation of $2.4 million. Changes in our operating assets and liabilities provided $2.1 million of cash, primarily due to a $3.2 million inflow of cash related to the timing of cash collections from accounts receivable, prepaid expenses and other assets of $0.6 million, combined with an decrease of our accounts payable of $1.0 million and a decrease in our deferred revenue of $0.7 million (exclusive of deferred revenue acquired). The decrease in our accounts payable was primarily driven by the timing of payment of invoices to our vendors. The increase in our prepaid and other current assets was primarily due to the increase of prepayments to vendors for components of our cost of revenue and insurance coverages in the nine months ended September 30, 2015.

Cash Used in Investing Activities

Our primary investing activities have consisted of acquisitions and purchases of property and equipment. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and internal-use software development. We expect to continue to invest in property and equipment and in the development of software for the remainder of 2015 and thereafter.

Cash used in investing activities during the nine months ended September 30, 2014 was $3.6 million, consisting of $3.9 million used for purchases of property and equipment, which primarily relates to software development of our product portfolio, including the payment of $0.7 million of software development costs recorded to accounts payable at December 31, 2013, and $0.6 million for an investment in an equity interest in the JV Company. This was partially offset by the proceeds from the sale of domain or $1.0 million.

Cash used in investing activities during the nine months ended September 30, 2015 was $19.7 million, consisting of cash used for the acquisition of certain assets from Zimbra, Inc. and purchases of property and equipment specifically related to the build-out of our data centers and internal-use software development.

Cash (Used in) Provided by Financing Activities

For the nine months ended September 30, 2014 net cash used in financing activities was $2.2 million primarily for repayment of $1.7 million on our capital lease obligations and purchase of treasury stock in the amount of $0.6 million. We received $0.1 million from the exercise of common stock options.

For the nine months ended September 30, 2015, net cash provided by financing activities was $3.5 million primarily from the $5.0 million draw under our credit facility with Silicon Valley Bank. This was offset partly by repayment of $1.0 million on our capital lease obligations, and $0.5 million for a deferred acquisition payment for Teknision.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These primarily include interest rate and inflation risk.

Interest Rate Risk

Our cash and cash equivalents primarily consist of cash and money market funds. Other than our $1.0 million investment in B&FF and our investment in the JV Company, we currently have no investments of any type. Our exposure to market risk for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes. Because we have outstanding borrowings under our Loan Agreement with Silicon Valley Bank, we are exposed to fluctuations in interest rates that are variable to the market.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on traffic on our start experiences to generate search and digital advertising revenue, a substantial portion of which is derived from text-based links to advertisers’ websites as a result of Internet searches. We have a revenue-sharing relationship with Google, Inc., or Google, under which we include a Google-branded search tool on our start experiences. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 56%, 51%, and 42% of our revenue in 2012, 2013 and 2014, or $68.5 million, $57.5 million and $45.4 million, respectively, and approximately 31% of our revenue in the nine months ended September 30, 2015, or $24.5 million. Our agreement with Google was renewed in March 2014 for a three year term and expires in February 2017 unless we and Google mutually elect to renew it. Additionally, Google may terminate our agreement if we experience a change in control, if we enter into an agreement providing for a change in control, if we do not maintain certain search and digital advertising revenue levels or if we fail to conform to Google’s search policies and advertising policies. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of Internet traffic. Any changes in these methodologies, metrics and advertising technology platforms could decrease the advertising rates that we receive and/or the amount of revenue that we generate from digital advertisements. If advertisers were to discontinue their advertising via Internet searches, if Google’s revenue from search-based advertising were to decrease, if Google’s share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be materially and adversely affected. Moreover, consumers’ increased use of search tools other than the Google-branded search tool we provide would have similar effects.

A loss of any significant customer could negatively affect our financial performance.

We derive a substantial portion of our revenue from a small number of customers. Revenue attributable to these customers includes the subscriber-based revenue earned directly from them, as well as the search and digital advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our start experiences. Revenue attributable to Charter Communications, Inc., or Charter Communications, CenturyLink, Inc., or CenturyLink, Toshiba America Information Systems, Inc., or Toshiba, and Verizon Services Group, Inc., or Verizon, together accounted for approximately 73%, 68% and 67% of our revenue, or $88.4 million, $75.6 million and $71.1 million for the years ended December 31, 2012, 2013 and 2014, respectively. Additionally, revenue attributable to Charter Communications, CenturyLink, Toshiba and Verizon together accounted for approximately 60% of our revenue for the nine months ended September 30, 2015, or $46.9 million. For each period, revenue attributable to one of these customers accounted for 20% or more of our revenue.

Our contracts with our customers generally have an initial term of approximately two to three years from the launch of their start experiences and frequently provide for one or more automatic renewal terms of one to two years each. If any one of these key contracts is not renewed or is otherwise terminated, or if revenue from these significant customers declines because of competitive or other reasons, our revenue would decline and our ability to achieve or sustain profitability would be impaired. In addition to the loss of subscriber-based revenue, including start experience and paid content sales, we would also lose significant revenue from the related search and digital advertising services that we provide. In addition to the decline of revenue, we may have to impair our long-lived assets, to the extent that such assets are used exclusively to support these customers, which would adversely impact our results of operations and financial position. For example, our agreement with Charter Communications, as amended, enables Charter Communications to terminate certain services under the agreement upon 150 days’ written notice at any time after December 31, 2015 and enabled Charter Communications to terminate certain other services under the agreement (the “Former Services”) upon 45 days’ written notice at any time after September 30, 2015. In September 2015, Charter Communications elected to terminate its agreement with us solely with respect to the Former Services and, per our agreement, paid us an early termination fee. Accordingly, revenue attributable to Charter Communications has declined and we expect it to continue to decline in future periods.

We have a history of significant pre-tax net losses and may not be profitable in future periods, which would limit our ability to use our net operating loss carryforwards.

We have incurred significant losses in each year of operation other than 2009, 2011, and 2012, including a pre-tax net loss of $3.6 million in 2010, a pre-tax net loss of $1.5 million in 2013 and a pre-tax net loss of $8.1 million in 2014. We have also incurred a pre-tax net loss of $3.1 million for the nine months ended September 30, 2015, as compared to a pre-tax net loss of $8.2 million for the nine months ended September 30, 2014.

Our pre-tax net income in 2009, 2011, and 2012 was $0.3 million, $3.9 million, and $5.6 million, respectively. We have taken cost saving measures, including a reduction in workforce carried out in September 2014. However, our expenses may increase in future periods as we implement initiatives designed to grow our business including, among other things, acquisitions of complementary businesses, the development and marketing of new services and products, licensing of content, expansion of our infrastructure and international expansion. If our revenue does not sufficiently increase to offset these expected increases in operating expenses, we may incur significant losses and may not be profitable. Our revenue in 2014 declined as compared to 2013, and our revenue in 2013 declined as compared to 2012. We may not be able to return to or maintain profitability in the future. Any failure to achieve or maintain profitability may materially and adversely affect our business, financial condition, results of operations and impact our ability to utilize our net operating loss carryforwards. In 2014, as a result of the pre-tax cumulative loss we incurred over the past three years, we established a full valuation allowance against our deferred income tax asset, which includes our net operating loss carryforwards.

Many individuals are using devices other than personal computers and software applications other than Internet browsers to access the Internet. If users of these devices and software applications do not widely adopt the applications and other solutions we develop for them, our business could be adversely affected.

The number of people who access the Internet through devices other than PCs, including tablets, smartphones and connected TVs, has increased dramatically in the past few years and is projected to continue to increase. Similarly, individuals are increasingly accessing the Internet through apps other than Internet browsers, such as those available for download through Apple Inc.’s App Store and the Android Market. We have introduced the next generation of our start experiences, which includes our mobile device portal that configures most mobile devices, as well as our desktop portals and our custom homescreen for Android devices. If consumers do not use our products (including our start experiences and our email offerings) at all or use our products less frequently than previously, our financial results could be negatively affected. Additionally, as new devices and new apps are continually being released, it is difficult to predict the problems we may encounter in developing new versions of our apps and other solutions for use on these alternative devices and apps, and we may need to devote significant resources to the creation, support and maintenance of such apps and solutions. If users of these devices and apps do not widely adopt the apps and other solutions we develop, our business, financial condition and results of operations could be adversely affected.

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

We market our services and products directly to high-speed Internet service and communications providers, consumer electronics manufacturers, small and medium enterprises, and governmental and nonprofit organizations. New customer relationships typically take time to obtain and finalize because of the burdensome cost of migrating from an existing solution to our platform. Due to operating procedures in many organizations, a significant time period may pass between selection of our services and products by key decision-makers and the signing of a contract. The length of time between the initial customer sales call and the realization of significant sales is difficult to predict and can range from several months to several years. As a result, it is difficult to predict when we will obtain new customers and when we will begin to generate revenue and cash flows from these potential new customers.

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

Our revenue from high-speed Internet service and communications providers, including our search and digital advertising revenue generated by online consumer traffic on our start experiences and our revenue from our email offerings, accounted for approximately 80% of our revenue in 2012, approximately 83% in 2013, approximately 85% in 2014 and approximately 86% in the nine months ended September 30, 2015. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated revenue. Under our agreements with some of our customers, including Charter Communications, Verizon and CenturyLink, they have the right to terminate the agreement if we are acquired by one of their competitors.

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

As a result of the rapidly changing nature of the markets in which we compete, our quarterly and annual revenue and operating results are likely to fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond our control, including but not limited to the various factors set forth in this “Risk Factors” section, as well as:

•	any failure to maintain strong relationships and favorable revenue-sharing arrangements with our search and digital advertising partners, in particular Google, including a reduction in the quantity or pricing of sponsored links that consumers click on or a reduction in the pricing of digital advertisements by advertisers;

•	the timing of our investment in, or the timing of our monetization of, our products and services, such as our end-to-end video solutions portfolio;

•	any failure of significant customers to renew their agreements with us;

•	our ability to attract new customers;

•	our ability to increase sales of premium services and paid content to existing subscribers;

•	any development by our significant customers of the in-house capacity to replace the services we provide;

•	the release of new product and service offerings by our competitors or our customers;

•	variations in the demand for our services and products and the implementation cycles of our services and products by our customers;

•	changes to Internet browser technology that renders our start experiences less competitive;

•	changes in our pricing policies or those of our competitors;

•	changes in the prices our customers charge for premium services and paid content;

•	service outages, other technical difficulties or security breaches;

•	limitations relating to the capacity of our networks, systems and processes;

•	our failure to accurately estimate or control costs, including costs related to the initial launch of start experiences for new customers;

•	maintaining appropriate staffing levels and capabilities relative to projected growth;

•	the timing of costs related to the development or acquisition of technologies, services or businesses to support our existing customers and potential growth opportunities; and

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses.

For these reasons and because the market for our services and products is relatively new and rapidly changing, it is difficult to predict our future financial results.

Expansion into international markets, which is an important part of our strategy, but where we have limited experience, will subject us to risks associated with international operations.

We plan to expand our product offerings internationally, particularly in Asia, Canada, Latin America and Europe. Although our exposure to international markets has increased as a result of our acquisition of certain assets from Zimbra, Inc., we have limited experience in marketing and operating our services and products in international markets, and we may not be able to successfully develop or grow our business in these markets. Our success in these markets will be directly linked to the success of relationships with potential customers, content partners and other third parties.

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

Certain of our agreements with customers and content providers require us to make fixed payments to them. The aggregate amount of such fixed payments for the years ending December 31, 2015 (three months remaining), 2016 and 2017 are approximately $1.3 million, $4.1 million and $2.0 million, respectively. We are required to make these fixed payments regardless of the achievement of any revenue objectives or subscriber or usage levels. If we do not achieve our financial objectives, these contractual commitments would constitute a greater percentage of our revenue than originally anticipated and would adversely affect our profitability.

Our agreements with some of our customers and content providers contain penalties for non-performance, which could adversely affect our financial performance.

We have entered into service level agreements with many of our customers. These agreements generally call for specific system “up times” and 24 hours per day, seven days per week support and include penalties for non-performance. We may be unable to fulfill these commitments due to circumstances beyond our control, which could subject us to substantial penalties under those agreements, harm our reputation and result in a reduction of revenue or the loss of customers, which would in turn have an adverse effect on our business, financial condition and results of operations. To date, we have never incurred any material penalties.

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

Our data centers are not on full second-site redundancy, however we have the capability to do so; only certain customers require us to. We regularly back-up our systems and store the system back-ups in Atlanta, Georgia; Dallas, Texas; Lewis Center, Ohio; Denver, Colorado; Toronto, Canada; Amsterdam, the Netherlands; and Buffalo, New York. If we were forced to relocate to an alternate site and to rely on our system back-ups to restore the systems, we would experience significant delays in restoring the functionality of our platform and could experience loss of data, which could materially harm our business and our operating results.

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

A key element to our continued growth is the ability of our customers’ consumers in all geographies to access our start experiences and other offerings within acceptable load times. We refer to this as website performance. We may in the future experience platform disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our technology simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve website performance, especially during peak usage times, and as our solutions become more complex and our user traffic increases. If our start experiences and other offerings are unavailable when consumers attempt to access them or do not load as quickly as they expect, consumers may seek other alternatives to obtain the information for which they are looking, and may not use our products and services as often in the future, or at all. This would negatively impact our relationships with our customers. We expect to continue to make significant investments to maintain and improve website performance. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

We rely on our management team and need additional personnel to expand our business, and the loss of key officers or an inability to attract and retain qualified personnel could harm our business, financial condition and results of operations.

We depend on the continued contributions of our senior management and other key personnel, especially Himesh Bhise, our President and Chief Executive Officer; George G. Chamoun, our President of Service Provider Sales and Marketing; William J. Stuart, our Chief Financial Officer; and Brent J. Rhymes, our Executive Vice President of Enterprise Sales and Marketing. The loss of the services of any of our executive officers or other key employees could harm our business and our prospects. All of our executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time.

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

Following the merger of our predecessor companies, Chek, Inc., or Chek, and MyPersonal.com, Inc., or MyPersonal, to form Synacor, much of our business expansion resulted from organic growth. We have sought to, and may continue to seek to, grow through strategic acquisitions. For example, in 2015, we acquired certain assets from Zimbra, Inc. and NimbleTV, Inc. or NimbleTV. Our goal of returning to growth may place significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new technologies and acquisitions (such as the assets acquired from Zimbra, Inc. and NimbleTV) into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees. Growth could strain our ability to:

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

In September 2015 we acquired certain assets related to email collaboration products and services business from, and hired certain personnel of, Zimbra, Inc.; in January 2015, we purchased assets from, and hired the personnel of, NimbleTV; in November 2013, we completed an acquisition of certain mobile device software and technology from Teknision; in January 2012, we completed an acquisition of certain mobile device software and technology from Carbyn; and in March 2013, we entered into a Joint Venture Agreement with Maxit to form Synacor China, Ltd., a company incorporated under the laws of the Cayman Islands, or the JV Company, a joint venture in China. We may decide to pursue other acquisitions of, investments in, or joint ventures involving other technologies and businesses in the future. Such transactions could divert our management’s time and focus from operating our business.

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

The operation of our business and our growth strategy may require significant additional capital, especially if we were to accelerate our expansion and acquisition plans. If the cash generated from operations and otherwise available to us is not sufficient to meet our capital requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We may not be able to raise needed capital on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may cause our existing stockholders to suffer substantial dilution. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. As with our credit facility with Silicon Valley Bank, any debt financing obtained by us in the future could contain restrictive covenants that may potentially restrict our operations, and if we do not effectively manage our business to comply with those covenants, our business, financial condition and results of operations could be adversely affected. If new sources of financing are required but are insufficient or unavailable, we could be required to delay, abandon or otherwise modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.

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

We collect, and have access to, personal information of subscribers, including names, addresses, account numbers, credit card numbers and e-mail addresses. Unauthorized disclosure of such personal information, whether through breach of our systems by an unauthorized party, employee theft or misuse, or otherwise, could harm our business. If there were an inadvertent disclosure of personal information, or if a third party were to gain unauthorized access to the personal information we possess, our operations could be seriously disrupted and we could be subject to claims or litigation arising from damages suffered by subscribers or our customers. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. Finally, any perceived or actual unauthorized disclosure of the information we collect could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business.

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

We have derived and expect to continue to derive a substantial portion of our revenue from digital advertising on our start experiences. Such advertising accounted for approximately 27%, 29% and 36% of our revenue for the years ended December 31, 2012, 2013 and 2014, respectively, and 44% of our revenue for the nine months ended September 30, 2015. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

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

Our high-speed Internet service provider customers’ subscribers may become dissatisfied with their current high-speed Internet service provider and may switch to another provider. In the event that there is substantial subscriber migration from our existing customers to service providers with which we do not have relationships, the fees that we receive on a per-subscriber basis, and the related revenue, including search and digital advertising revenue, could decline.

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

As of September 30, 2015, we had substantial federal and state net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “five-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. For these purposes, a five-percent stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding stock. In addition, persons who own less than 5% of the outstanding stock are grouped together as one or more “public groups,” which are also treated as five-percent stockholders. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset United States federal and state taxable income and taxes may be subject to limitations.

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

We have derived and expect to continue to derive a substantial majority of our revenue from search and digital advertising on our start experiences. Such search and digital advertising revenue accounted for approximately 83%, 81% and 79% of our revenue for the years ended December 31, 2012, 2013 and 2014, or $101.6 million, $90.4 million and $83.9 million, respectively, and 76% of our revenue for the nine months ended September 30, 2015, or $59.0 million. However, the prospects for continued demand and market acceptance for Internet advertising are uncertain. If advertisers do not continue to increase their usage of the Internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the Internet. Most advertising agencies and potential advertisers, particularly local advertisers, have only limited experience advertising on the Internet and devote only a small portion of their advertising expenditures to online advertising. As the Internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for Internet advertising. Many historical predictions by industry analysts and others concerning the growth of the Internet as a commercial medium have overstated the growth of the Internet and you should not rely upon them. This growth may not occur or may occur more slowly than estimated.

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

Our directors and executive officers and their respective affiliates, beneficially own or control (including by voting proxy), directly or indirectly, as of September 30, 2015 approximately 32% of our outstanding common stock. As a result, these stockholders, if they act together, would have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they act together, would have the ability to influence significantly the management and affairs of our company. Accordingly, this concentration of ownership might harm the trading price of our common stock by:

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on November 9, 2015, our trading price has ranged from $1.03 to $18.00. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to the various factors set forth in this “Risk Factors” section, as well as:

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

On September 14, 2015, we issued the following securities to Zimbra, Inc. (now known as TZ Holdings) in connection with the closing of our acquisition of certain of its assets (the “Acquisition”), as further described in Note 2—Acquisition in the Notes to the Condensed Consolidated Financial Statements:

1.	2,400,000 shares of our common stock.
2.	Warrants to purchase 480,000 shares of our common stock at a per-share exercise price of $3.00.

The issuance of securities described above were deemed to be exempt under Section 4(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act. TZ Holdings represented its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution and appropriate legends were affixed to the share certificates issued in these transactions.

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

SYNACOR, INC.

November 16, 2015	By:	/s/ HIMESH BHISE
Himesh Bhise
President and Chief Executive Officer
(Principal Executive Officer)

November 16, 2015	By:	/s/ WILLIAM J. STUART
William J. Stuart
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Date of Filing	Exhibit Number

2.1	Asset Purchase Agreement dated August 18, 2015 by and among Zimbra, Inc., Synacor, Inc. and Sync Holdings, LLC.	8-K	001-33843	9/16/15	2.1

2.2	Assignment and Assumption Agreement dated September 14, 2015 by and among Zimbra, Inc., Synacor, Inc. and Sync Holdings, LLC.	8-K	001-33843	9/16/15	2.2

4.1	First Amendment to the Rights Agreement dated August 18, 2015 by and between Synacor, Inc. and American Stock Transfer & Trust Company, LLC as rights agent.	8-K	001-33843	8/18/15	4.1

10.1†	Amendment #6 to Amended and Restated Master Services Agreement between Charter Communications Operating, LLC and Synacor, Inc., entered into as of July 24, 2015 and effective as of April 1, 2015.

10.2†	Amendment #7 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc., effective September 15, 2015.

10.3	Second Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated September 25, 2015.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

†	Confidential treatment has been requested for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.