Form 10-K
period 2015-12-31
Synacor, Inc.
filed 2016-03-22
CIK 1408278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing sale price of $1.61 per share on The Nasdaq Global Market on June 30, 2015, was approximately $36,999,903. For purposes of this disclosure, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock at such time and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 3, 2016, there were 30,023,414, shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated. That Proxy Statement will be filed within 120 days of registrant’s fiscal year ended December 31, 2015.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements that reflect our current views with respect to future events or our future financial performance, are based on information currently available to us, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words “believes,” “can,” “expects,” “anticipates,” “estimates,” “intends,” “objective,” “plans,” “possibly,” “potential,” “predicts,” “targets,” “likely,” “may,” “might,” “would,” “should,” “could,” and similar expressions or phrases (including the negatives of such expressions or phrases). We intend all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements in the sections of this Annual Report on Form 10-K titled “Trends Affecting Our Business” and “Key Initiatives” as well as statements about:

•	our expected future financial performance;

•	our expectations regarding our operating expenses;

•	our strategies and business plan;

•	our ability to maintain or broaden relationships with existing customers and develop relationships with new customers;

•	our success in anticipating market needs or developing new or enhanced services and products to meet those needs;

•	our expectations regarding market acceptance of our services and products;

•	our ability to recruit and retain qualified technical and other key personnel;

•	our competitive position in our industry, as well as innovations by our competitors;

•	our success in managing growth;

•	our expansion in international markets;

•	our ability to successfully integrate assets and personnel from our acquisitions;

•	our success in identifying and managing potential acquisitions;

•	our capacity to protect our confidential information and intellectual property rights;

•	our need to obtain additional funding and our ability to obtain funding in the future on acceptable terms; and

•	anticipated trends and challenges in our business and the markets in which we operate.

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

Unless expressly indicated or the context requires otherwise, the terms “Synacor,” “Company,” “we,” “us,” and “our” in this document refer to Synacor, Inc., a Delaware corporation, and, where appropriate, our wholly-owned subsidiaries.

PART I

ITEM 1.	BUSINESS

Our Business

We enable our customers to better engage with their consumers. Our customers include video, internet and communications providers, device manufacturers and enterprises. We are their trusted technology development, multiplatform services and revenue partner.

We enable our customers to provide their consumers engaging, multiscreen experiences with products that require scale, actionable data and sophisticated implementation. Through our Managed Portals and Advertising solutions, we enable our customers to earn incremental revenue by monetizing media among their consumers. At the same time, because consumers have high expectations for their online experience as a result of advances in video, mobile and social, we provide, through our Recurring and Fee-Based Revenue solutions, a suite of products and services that helps our customers successfully meet those high expectations by enabling them to deliver to their consumers access to the same digital content across all devices, including PCs, tablets, smartphones and connected TVs.

Products and Services

Our Managed Portals and Advertising solutions provide our customers with substantial revenue opportunities generated by their consumers’ engagement across devices. This business generated 71% of our revenue for 2015.

Our Managed Portals are intended to be daily destinations for consumers and are delivered across devices and under our customers’ own brand names. To help our customers increase their consumers’ engagement, we deliver relevant content, such as top news, entertainment, and long- and short-form video and apps, on our Managed Portals. We have licensing and distribution agreements with a wide range of programmers and content and service providers. In addition, consumers have the ability through our portals to manage their email and messaging, pay bills, receive special promotions and perform other account management needs.

We monetize the online traffic generated by consumers through search advertising, digital advertising (including video), and syndicated content on our Managed Portals. As we monetize our customers’ online traffic on our Managed Portals, we share a portion of this revenue with our customers, resulting in a mutually beneficial partnership.

Our Recurring and Fee-Based Revenue solutions generated 29% of our revenue for 2015 and are comprised of our End-to-End Advanced Video Services, Email/Collaboration Services, and paid content and premium services:

•

End-to-End Advanced Video Services include our Cloud ID Authentication Platform and Search & Discovery Metadata Platform. Our End-to-End Advanced Video Services offering is a highly-reliable, economically efficient, managed service that enables our customers to provide their consumers with TV Everywhere and multiscreen Over The Top (OTT) services.

Cloud ID Authentication

Consumers can watch TV on a myriad of devices, but many find the login process frustrating. Synacor Cloud ID addresses this issue by offering home-based auto-authentication and social login, which improve the consumer experience by reducing login failures.

Search & Discovery Metadata Platform

Once a consumer is authenticated, our Search & Discovery Metadata Platform helps them find their desired content successfully and easily. We curate videos every day and have compiled more than

800,000 long- and short-form videos from hundreds of sources. We believe that we fill an important role for our customers as use of streaming video increases and consumers’ video content consumption preferences shift away from traditional viewing habits.

•

Our Email/Collaboration Services include white-label hosting, security and migration. With the acquisition of certain assets related to the Zimbra Email/Collaboration products and services business (the “Zimbra assets” or “Zimbra”) in 2015, our software and managed service offering now supports a network of over 1,000 value-added resellers, or VARs, over 500 Business Service Providers, or BSPs, and over 3,500 enterprise, government and nonprofit customers, and it powers approximately 500 million mailboxes.

Recent Developments

On February 26, 2016, we completed the acquisition of certain assets from Technorati, Inc., or Technorati, an advertising technology company. Combining Technorati’s publisher network, proprietary SmartWrapper solution and other advertising technology with our existing network of Managed Portals and Advertising solutions and our monetization engine creates a large-scale media solutions platform that enables our customers to increase engagement with their consumers and further monetize that engagement. We expect the acquisition of Technorati to drive additional advertising demand, to accelerate our content and advertising syndication strategy by giving us access to over 1,000 new publishers; and to add new tools for publishers to our platform.

Our Strategy

Our strategy is, with operational and financial discipline, to:

•	increase value for existing customers by optimizing consumer experience and monetization;

•	innovate on Synacor-as-a-platform for advanced services;

•	win new customers in current and related verticals; and

•	extend our product portfolio into emerging growth areas.

Increasing value for existing customers by optimizing user experience and monetization

With respect to our Managed Portals and Advertising solutions, 80% of our customers’ consumers have upgraded to our latest-generation portal, driving an 11% increase in year-over-year engagement. Our portal, with its engaging user experience and responsive design for desktop and mobile web, and our mobile apps, have video threaded throughout and is designed to optimize consumer engagement and monetization. We are also decreasing the implementation time for customers to launch our latest-generation portal.

Innovating on Synacor-as-a-platform for advanced services

Our Cloud ID Authentication platform is reported as having some of the highest consumer login success rates in the industry.

We believe we fill an important role as the number of streaming video consumers increases because we believe that our customers are looking for a single vendor with whom to work, not a balkanized group of vendors. We created a professional services team to work with partners to support the delivery of our End-to-End Advanced Video Services. Our acquisition of the assets of NimbleTV in 2015 also resulted in innovation in our End-to-End Advanced Video Services. Our acquisitions of the Zimbra assets in 2015 and certain assets from Technorati in 2016 resulted in innovations in our email/collaboration and digital advertising capabilities, respectively.

Winning new customers in current and related verticals

We have an established presence among broadband and pay-TV providers in the U.S. and Canada. Some of these providers use our complete suite of solutions, and others use only certain components. We view this as a growth opportunity within our existing customer base.

We also are expanding the definition of the “Portal” to include widgets, syndicated content, or thematic mobile apps, which gives us opportunities to syndicate our products to new verticals and publishers.

Extending our product portfolio into emerging growth areas

We plan to capitalize on opportunities such as international expansion and delivery of business services. Through our acquisition of the Zimbra assets we have expanded our international customer base, and we believe this represents an opportunity to find new customers for our Managed Portals and Advertising solutions.

Technology and Operations

Technology Architecture

To route traffic through our network in the most efficient manner, we use load-balancing products. These products spread work among multiple servers and link controllers that monitor the availability and performance of multiple connections. Our technology is reliable, fault tolerant and scalable through the addition of more servers as usage grows.

Data Center Facilities

We currently operate and maintain six data centers in regionally diverse locations and have a network operations center that is staffed 24 hours a day, seven days a week. Our primary data centers are located in shared facilities in Atlanta, Georgia; Dallas, Texas; Lewis Center, Ohio; Denver, Colorado; Toronto, Canada and Amsterdam, The Netherlands. All systems are fully monitored for reporting continuity and fault isolation. The data centers are each in a physically secure facility using monitoring, environmental alarms, closed circuit television and redundant power sources. Our network operations center also is located in a secure facility.

Customers

Our Managed Portals and Advertising customers principally consist of high-speed internet service providers, such as Cequel Communications, LLC, or Suddenlink Communications, Mediacom Communications Corporation and CenturyLink, Inc., or CenturyLink, as well as consumer electronics manufacturers, such as Toshiba America Information Systems, Inc., or Toshiba. Contracts with these customers typically have an initial term of two to three years from the deployment of our Managed Portals and frequently provide for one or more automatic renewal terms of one to two years each. Our Managed Portals and Advertising customer contracts typically contain service level agreements that call for specific system “up times” and 24 hours per day, seven days per week support. As of December 31, 2015, we had agreements with over 50 Managed Portals and Advertising customers.

Our Recurring and Fee-Based customers consist of high-speed internet service providers along with enterprises, government and nonprofit organizations, either directly or through resellers. Contracts with these customers typically have an initial term of one to three years and frequently provide for one or more automatic renewal terms of one to two years each. Our Recurring and Fee-Based customer contracts also typically contain service level agreements that call for specific system “up times” and 24 hours per day, seven days per week support. As of December 31, 2015, we had agreements, both directly and indirectly through resellers, with over 120 high-speed internet service providers and over 3,500 enterprise, government and nonprofit customers.

Revenue attributable to CenturyLink, Toshiba and Verizon together accounted for approximately 49% of our revenue, or $53.5 million for the year ended December 31, 2015. For 2015, revenue attributable to one of these customers accounted for 20% or more of our revenue, and to each of the other two customers accounted for more than 10% of our revenue.

Content and Service Providers

We license the content available in our Managed Portals, including free and paid content offerings and premium services, from numerous third-party content and service partners. These partners provide a variety of content, including news and information, entertainment, sports, music, video, games, shopping, travel, autos, careers and finance. Our relationships with content providers give consumers access to over one hundred thousand short-form video and articles each month. To obtain this content, we enter into a variety of licensing arrangements with the content providers. These arrangements are typically one to three years in duration with payment terms that may be based on traffic, advertising revenue share, number of subscribers, flat fee payments over time, or some combination thereof. In addition to using licensed content to populate our Managed Portals, we also provide premium services and paid content that subscribers may purchase for additional fees. As of December 31, 2015, we had arrangements with over 50 content providers, such as The Associated Press, CNN, Tribune Content Agency, Gracenote, and Bankrate.

Sales and Marketing

Managed Portals and Advertising Solutions

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

Once an agreement is reached, our client services team, working closely with the customer acquisition team, assumes responsibility for managing the customer relationship during the time of the initial deployment and integration period, which is usually three to six months. During this period, the customer’s technology is assessed and, if required, modifications are proposed to make it compatible with our technology. The client services team is responsible for the quality of the client deployment, customer relationship management during the time of deployment, and integration and project management associated with upgrades and enhancements.

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

Our marketing team works closely with our account management team to deliver marketing programs that support our customers’ sales efforts as well as their consumers’ interaction with these products and services. We assist our customers in developing marketing materials and advertising that can be accessed by consumers through different media outlets, including the internet, print, television and radio. We also assist our customers in training their customer service representatives to introduce and sell premium services and our paid content offerings to new and existing customers.

Our advertising sales team sells advertising inventory directly to advertisers, frequently through the advertising agencies representing those advertisers. These advertisers may be small companies with the advertising locally or regionally focused on the Managed Portals of one customer, or large companies with nationwide advertising on the Managed Portals of many customers. We have a team of direct advertising sales employees and independent advertising sales representatives focused on this effort and will continue to develop this team and attempt to grow the amount of advertising revenue generated with our customers. As of December 31, 2015, we had arrangements with over 50 advertising partners such as DoubleClick, NCC Media, Criteo, Razorfish and Comcast Spotlight.

Email/Collaboration

We market our Email/Collaboration product through both direct and indirect sales channels. Our regional sales and marketing teams host several events each year with partners and run various campaigns to generate sales leads. Once a lead has been identified, our internal sales representatives work closely with our regional partners on better identifying the opportunity and gathering customer requirements.

We sell to internet service providers primarily through a direct sales force consisting of regional account executives. Sales cycles can be six months or longer. We sell to prospective government, nonprofit and enterprise customers through a two-tier indirect model via over 1,000 VARs and over 500 BSPs. Our VARs sell on-premise licenses to end customers while our BSPs sell a cloud service to the end customer. Sales cycles can range from thirty days to six months, depending on size and scope.

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

Laws and regulations regarding user privacy and information security impact our business because we collect and use personal information through our technology. We use this information to deliver more relevant content and services and provide consumers with a personalized online experience. We share this information on an aggregate basis with our customers and content providers and, subject to confidentiality agreements, to prospective customers and content providers. Laws such as the CAN-SPAM Act of 2003 or other user privacy or security laws could restrict our and our customers’ ability to market products to their consumers, create uncertainty in internet usage and reduce the demand for our services and products or require us to redesign our Managed Portals.

Intellectual Property

We believe that the protection of our intellectual property is critical to our success. We rely on copyright, service mark and patent enforcement, contractual restrictions and trade secret laws to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with certain parties with whom we conduct business in order to limit access to, and disclosure of, our proprietary information. In 2015, we acquired intellectual property, including patents and trademarks, through our acquisitions of assets from NimbleTV and Zimbra. Additionally, we have applied for patents to protect certain of our intellectual property. Our registered service mark in the United States is Synacor®.

We endeavor to protect our internally-developed systems and maintain our trademarks and service marks. We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by United States and international copyright laws.

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

Managed Portals and Advertising Solutions

In addition, with respect to our Managed Portals and Advertising solutions, we compete with companies such as Facebook, Inc.; Yahoo! Inc. or Yahoo!; Google; AOL, a division of Verizon, or AOL; Hulu; Netflix; Amazon; and MSN, a division of Microsoft Corporation, or Microsoft, which have destination websites of their own or are capable of delivering content, service offerings and search or advertising models similar to ours.

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

We believe the principal competitive factors in our markets include a company’s ability to:

•	reinforce the brands of our cable, satellite, telecom and consumer electronics customers;

•	produce products that are flexible and easy to use;

•	offer competitive fees for Managed Portal development and operation;

•	generate additional revenue for our customers;

•	enable our customers to be involved in designing the “look and feel” of their online presence;

•	offer services and products that meet the changing needs of our customers and their consumers, including emerging technologies and standards;

•	provide high-quality product support to assist the customer’s service representatives; and

•	aggregate content to deliver more compelling bundled packages of paid content.

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

Email/Collaboration

With respect to our Email/Collaboration solutions, we compete primarily with Google and Microsoft in the enterprise and government markets, and with Open-Xchange and OpenWave in the internet service provider markets.

We believe the principal competitive factors in the email/collaboration market include a company’s ability to:

•	provide customers the ability to perform security and compliance audits of our source code;

•	deliver anti-spam, anti-virus and encryption technologies;

•	provide products and services at lowest possible total cost of ownership (TCO);

•	provide local partners the ability to store data within the legal jurisdiction of the country where their consumers do business;

•

provide an enterprise-ready solution suitable for large-scale deployments including such enterprise features such as delegated administration, detailed logging, and performance and availability transparency;

•	offer access to real-time performance and availability statistics;

•	afford customers and partners the ability to rebrand their cloud collaboration experience; and

•	make available to partners both integrations and extensions to the collaboration cloud environment specific to consumers’ needs.

We believe that we distinguish ourselves from potential competitors in several ways. First, we offer our Email/Collaboration products and services a la carte, enabling consumers to buy only the services they need, providing for a much lower TCO. Second, our Zimbra Email/Collaboration solution is a complete feature-rich, enterprise-ready solution scalable up to 40 million mailboxes. Finally, our products are customizable and extendable and designed to meet very high standards of security.

Employees

As of December 31, 2015, we had 284 employees in the United States and 103 based internationally. None of our employees are represented by a labor union, and we consider current employee relations to be good.

Corporate Information

Synacor’s predecessor company was originally formed as a New York corporation, and in November 2002, Synacor re-incorporated under the laws of the State of Delaware. Our headquarters are located at 40 La Riviere Drive, Buffalo, New York 14202, and our telephone number is (716) 853-1362.

We have determined that we have a single reporting segment. A summary of our financial information by geographic location is found in Note 7, Information About Segment and Geographic Areas, in the Notes to Consolidated Financial Statements. Our international operations and sales subject us to a variety of risks; see Item 1A, “Risk Factors,” for further discussion.

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

We rely on traffic on our Managed Portals to generate search and digital advertising revenue, a substantial portion of which is derived from text-based links to advertisers’ websites as a result of internet searches. We have a revenue-sharing relationship with Google under which we include a Google-branded search tool on our Managed Portals. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 51%, 42%, and 28% of our revenue in 2013, 2014, and 2015 or $57.5 million, $45.4 million, and $31.2 million respectively. Our agreement with Google was renewed in March 2014 for a three year term and expires in February 2017 unless we and Google mutually elect to renew it. Additionally, Google may terminate our agreement if we experience a change in control, if we enter into an agreement providing for a change in control, if we do not maintain certain search and digital advertising revenue levels or if we fail to conform to Google’s search policies and advertising policies. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of internet traffic. Any changes in these methodologies, metrics and advertising technology platforms could decrease the advertising rates that we receive and/or the amount of revenue that we generate from digital advertisements. If advertisers were to discontinue their advertising via internet searches, if Google’s revenue from search-based advertising were to decrease, if Google’s share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be materially and adversely affected. Moreover, consumers’ increased use of search tools other than the Google-branded search tool we provide would have similar effects.

A loss of any significant Managed Portals and Advertising customer could negatively affect our financial performance.

We derive a substantial portion of our revenue from a small number of Managed Portal customers. Revenue attributable to these customers includes the Recurring and Fee-Based revenue earned directly from them, as well as the search and digital advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our Managed Portals. Revenue attributable to Charter Communications, Inc., or Charter Communications, CenturyLink, Toshiba and Verizon Services Group, Inc., or Verizon, together accounted for approximately 68% and 67% of our revenue, or $75.6 million and $71.1 million for the years ended December 31, 2013 and 2014 respectively. For each period, revenue attributable to one of these customers accounted for 20% or more of our revenue, and to each of the other three customers accounted for more than 10% of our revenue. Revenue attributable to CenturyLink, Toshiba and Verizon together accounted for approximately 49% of our revenue, or $53.5 million for the year ended December 31, 2015. For 2015, revenue attributable to one of these customers accounted for 20% or more of our revenue, and to each of the other two customers accounted for more than 10% of our revenue.

Our contracts with our Managed Portals and Advertising customers generally have an initial term of approximately two to three years from the launch of their Managed Portals and frequently provide for one or more automatic renewal terms of one to two years each. If any one of these key contracts is not renewed or is otherwise terminated, or if revenue from these significant customers declines because of competitive or other reasons, our revenue would decline and our ability to achieve or sustain profitability would be impaired. In addition to the loss of Recurring and Fee-Based revenue, we would also lose significant revenue from the related search and digital advertising services that we provide. In addition to the decline of revenue, we may have to impair our long-lived assets, to the extent that such assets are used exclusively to support these customers, which would adversely impact our results of operations and financial position. For example, our agreement with Charter Communications, as amended, enables Charter Communications to terminate certain services under the agreement upon 150 days’ written notice at any time after December 31, 2015 and enabled Charter Communications to terminate certain other services under the agreement (the “Former Services”) upon 45 days’ written notice at any time after September 30, 2015. In September 2015, Charter Communications elected to terminate its agreement with us solely with respect to the Former Services and, per our agreement, paid us an early termination fee. Accordingly, revenue attributable to Charter Communications has declined and we expect it to continue to decline in future periods.

We have a history of significant pre-tax net losses and may not be profitable in future periods, which would limit our ability to use our net operating loss carryforwards.

We have incurred significant losses in each year of operation other than 2009, 2011, and 2012, including a pre-tax net loss of $3.6 million in 2010, a pre-tax net loss of $1.5 million in 2013, a pre-tax net loss of $8.1 million in 2014 and a pre-tax net loss of $3.1 million in 2015. Our pre-tax net income in 2009, 2011, and 2012 was $0.3 million, $3.9 million, and $5.6 million, respectively. We have taken cost saving measures, including a reduction in workforce carried out in September 2014. However, our expenses may increase in future periods as we implement initiatives designed to grow our business including, among other things, acquisitions of complementary businesses (such as our acquisition of the Zimbra assets and our acquisition of certain assets from Technorati), the development and marketing of new services and products, licensing of content, expansion of our infrastructure and international expansion. If our revenue does not sufficiently increase to offset these expected increases in operating expenses, we may incur significant losses and may not be profitable. Although our revenue in 2015 increased as compared to 2014, our revenue in 2015 declined as compared to 2013. We may not be able to return to or maintain profitability in the future. Any failure to achieve or maintain profitability may materially and adversely affect our business, financial condition, results of operations and impact our ability to utilize our net operating loss carryforwards. As a result of our pre-tax cumulative losses, we have established a full valuation allowance against our deferred income tax asset, which includes our net operating loss carryforwards.

Many individuals are using devices other than personal computers and software applications other than internet browsers to access the internet. If users of these devices and software applications do not widely adopt the applications and other solutions we develop for them, our business could be adversely affected.

The number of people who access the internet through devices other than PCs, including tablets, smartphones and connected TVs, has increased dramatically in the past few years and is projected to continue to increase. Similarly, individuals are increasingly accessing the internet through apps other than internet browsers, such as those available for download through Apple Inc.’s App Store and the Android Market. Our Managed Portals include our responsive desktop and mobile web products and also our mobile native iOS and Android apps. If consumers do not use our mobile products at all or use these products less frequently than previously, our financial results could be negatively affected. Additionally, as new devices and new apps are continually being released, it is difficult to predict the problems we may encounter in developing new versions of our apps and other solutions for use on these alternative devices and apps, and we may need to devote significant resources to the creation, support and maintenance of such apps and solutions. If users of these devices and apps do not widely adopt the apps and other solutions we develop, our business, financial condition and results of operations could be adversely affected.

Consumer tastes continually change and are unpredictable, and sales of our Managed Portals and Advertising solutions may decline if we fail to enhance our service and content offerings to achieve continued consumer acceptance.

Our business depends on aggregating and providing services and content that our customers will place on our Managed Portals, including television programming, news, entertainment, sports and other content that their consumers find engaging, and premium services and paid content that their consumers will buy. Accordingly, we must continue to invest significant resources in licensing efforts, research and development and marketing to enhance our service and content offerings, and we must make decisions about these matters well in advance of product releases to implement them in a timely manner. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing content providers and websites and the availability of other news, entertainment, sports and other services and content. While we work with our customers to have their consumers’ homepages set to our Managed Portals, a consumer may easily change that setting, which would likely decrease the use of our Managed Portals. Similarly, consumers who change their device’s operating system or internet browser may no longer have our Managed Portals set as their default homepage, and unless they change it back to our Managed Portals, their usage of our Managed Portals would likely decline and our results of operations could be negatively impacted. Consumers who acquire new consumer electronics devices will no longer have our Managed Portals initially set as their default homepage, and unless they change the default to our Managed Portals, their usage of our Managed Portals would likely decline and our results of operations could be negatively impacted.

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

Our revenue growth will be adversely affected if we are unable to expand the breadth of our services and products or to introduce new services and products on a timely basis.

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

We market our services and products directly to high-speed internet service and communications providers, consumer electronics manufacturers, and directly and indirectly to enterprises, and governmental and nonprofit organizations. New customer relationships typically take time to obtain and finalize because of the burdensome cost of migrating from an existing solution to our platform. Due to operating procedures in many organizations, a significant time period may pass between selection of our services and products by key decision-makers and the signing of a contract. The length of time between the initial customer sales call and the realization of significant sales is difficult to predict and can range from several months to several years. As a result, it is difficult to predict when we will obtain new customers and when we will begin to generate revenue and cash flows from these potential new customers.

As part of our sales cycle for our Managed Portals and Advertising customers, we may incur significant expenses in the form of compensation and related expenses and equipment acquisition before executing a definitive agreement with a prospective customer so that we may be ready to launch shortly following execution of a definitive agreement. If conditions in the marketplace generally or with a specific prospective customer change negatively, it is possible that no definitive agreement will be executed, and we will be unable to recover any expenses incurred before a definitive agreement is executed, which would in turn have an adverse effect on our business, financial condition and results of operations.

Many of our customers are high-speed internet service providers, and consolidation within the cable and telecommunications industries could adversely affect our business, financial condition and results of operations.

Our revenue from high-speed internet service and communications providers, including our search and digital advertising revenue generated by online consumer traffic on our Managed Portals and our revenue from our Email/Collaboration offerings, accounted for approximately 83% in 2013, approximately 85% in 2014 and approximately 82% in 2015. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated revenue. Under our agreements with some of our customers, including Verizon and CenturyLink, they have the right to terminate the agreement if we are acquired by one of their competitors.

Consolidation may also require us to renegotiate our agreements with our customers as a result of enhanced customer leverage. We may not be able to offset the effects of any such renegotiations, and we may not be able to attract new customers to counter any revenue declines resulting from the loss of customers or their subscribers.

We rely, to a significant degree, on indirect sales channels for the distribution of our Email/Collaboration products, and disruption within these channels could adversely affect our business, financial condition, operating results and cash flows.

We use a variety of indirect distribution methods for our offerings, including channel partners, such as cloud service providers, distributors, and value added resellers. A number of these partners in turn distribute our offerings via their own networks of channel partners with whom we have no direct relationship. These relationships allow us to offer our technologies to a much larger customer base than we would otherwise be able through our direct sales and marketing efforts.

We rely, to a significant degree, on each of our channel partners to select, screen and maintain relationships with its distribution network and to distribute our offerings in a manner that is consistent with applicable law and regulatory requirements and our quality standards. If our channel partners or a partner in its distribution network violate applicable law or regulatory requirements or misrepresent the functionality of our offerings, our reputation could be damaged and we could be subject to potential liability. Furthermore, our channel partners may offer their own products and services that are competitive with our offerings or may not distribute and market our offerings effectively. Our existing channel partner relationships do not, and any future channel partner relationships may not, afford us any exclusive marketing or distribution rights. In addition, if a channel partner is acquired by a competitor or its business units are reorganized or divested, our revenue derived from that partner may be adversely impacted.

Recruiting and retaining qualified channel partners and training them in the use of our technologies require significant time and resources. If we fail to devote sufficient resources to support and expand our network of channel partners, our business may be adversely affected. In addition, because we rely on channel partners for the indirect distribution of our technologies, we may have little or no contact with the ultimate end-users of our technologies, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our software, support ongoing customer requirements, estimate end-user demand, respond to evolving customer needs and obtain renewals from end-users.

Most of our sales to government entities have been made indirectly through our channel partners. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our channel partners for convenience or due to a default, and any such termination may adversely impact our future operating results. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our offerings, a reduction of revenue or fines or civil or criminal liability if the audit uncovers improper or illegal activities.

If our indirect distribution channel is disrupted, we may be required to devote more resources to distribute our offerings directly and support our customers, which may not be as effective and could lead to higher costs, reduced revenue and growth that is slower than expected.

As technology continues to evolve, the use of our products by our current and prospective consumer electronics manufacturer customers may decrease and our business could be adversely affected.

The consumer electronics industry is subject to rapid change, and our contracts for Managed Portals and Advertising solutions with our consumer electronics manufacturer customers are not exclusive. As consumer electronics manufacturers continue to develop new technologies and introduce new models and devices, there can be no assurance that we will be able to develop solutions that will persuade consumer electronics manufacturers that are our customers at such time to utilize our technology for those new devices. If our current and prospective consumer electronics manufacturer customers elect not to integrate our solutions into their new products, our business, financial condition and results of operations could be adversely affected.

Moreover, updates to internet browser technology may adversely affect our business. For example, for our consumer electronics manufacturer customers that have the Windows 8 operating system pre-installed on some of their devices, the Windows 8 operating system places our Managed Portal on a second tab when the internet browser is launched, leading to decreased search and digital advertising revenue. Further, upgrades to the Windows 10 operating system default to Microsoft’s latest Edge browser and displace users’ previous browser settings including default homepages, which can also lead to decreased search and digital advertising revenue. Unless consumers change their browser settings back to our Managed Portals, their usage of our Managed Portals would likely decline and our results of operations could be negatively impacted.

We invest in features and functionality designed to increase consumer engagement with our Managed Portals; however, these investments may not lead to increased revenue.

Our future growth and profitability will depend in large part on the effectiveness and efficiency of our efforts to provide a compelling consumer experience that increases consumer engagement with our Managed Portals. We have made and will continue to make substantial investments in features and functionality for our technology that are designed to drive consumer engagement. Not all of these activities directly generate revenue, and we cannot assure you that we will reap sufficient rewards from these investments to make them worthwhile. If the expenses that we incur in connection with these activities do not result in increased consumer engagement that in turn results in revenue increases that exceed these expenses, our business, financial condition and results of operations will be adversely affected.

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

We license the content that we aggregate on our Managed Portals from numerous third-party content providers, and our future success is highly dependent upon our ability to maintain and enter into new relationships with these and other content providers. In the future, some of our content providers may not give us access to high-quality content, may fail to adapt to changes in consumer tastes or may increase the royalties, fees or percentages that they charge us for their content, any of which could have a material negative effect on our operating results. Our rights to the content that we offer to our customers and their consumers are not exclusive, and the content providers could license their content to our competitors. Our content providers could even grant our competitors exclusive licenses. In addition, our customers are not prohibited from entering into content deals directly with our content providers. Any failure to enter into or maintain satisfactory arrangements with content providers would adversely affect our ability to provide a variety of attractive services and products to our customers. Our reputation and operating results could suffer as a result, and it may be more difficult for us to develop new relationships with potential customers.

Our Zimbra Email/Collaboration solution was developed as an open-source software product. As such, it may be relatively easy for competitors, some of which may have greater resources than we have, to compete with us.

One of the characteristics of open source software is that anyone may modify and redistribute the existing open source software and use it to compete with us. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. In addition, some of these competitors may make their open source software available for free download and use on an ad hoc basis or may position their open source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure and/or the availability of open source software will not result in price reductions, reduced operating margins and loss of market share, any one of which could adversely affect our business, financial condition, operating results and cash flows.

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

•

any failure to maintain strong relationships and favorable revenue-sharing arrangements with our Managed Portals and Advertising partners, in particular Google, including a reduction in the quantity or pricing of sponsored links that consumers click on or a reduction in the pricing of digital advertisements by advertisers;

•	the timing of our investment in, or the timing of our monetization of, our products and services, such as our end-to-end video solutions portfolio or our Zimbra Email/Collaboration product;

•	any failure of significant customers to renew their agreements with us;

•	our ability to attract new customers;

•	our ability to increase sales of premium services and paid content to our existing customers’ consumers;

•	any development by our significant customers of the in-house capacity to replace the solutions we provide;

•	the release of new product and service offerings by our competitors or our customers;

•	variations in the demand for our services and products and the implementation cycles of our services and products by our customers;

•	changes to internet browser technology that may render our Managed Portals less competitive;

•	changes in our pricing policies or those of our competitors;

•	changes in the prices our customers charge their consumers for email, premium services and paid content;

•	service outages, other technical difficulties or security breaches;

•	limitations relating to the capacity of our networks, systems and processes;

•	our failure to accurately estimate or control costs, including costs related to the implementation of our solutions for new customers;

•	maintaining appropriate staffing levels and capabilities relative to projected growth;

•	the timing of costs related to the development or acquisition of technologies, services or businesses to support our existing customers and potential growth opportunities; and

•	general economic, industry and market conditions and those conditions specific to internet usage and online businesses.

For these reasons and because the market for our services and products is relatively new and rapidly changing, it is difficult to predict our future financial results.

Expansion into international markets, which is an important part of our strategy, but where we have limited experience, will subject us to risks associated with international operations.

We plan to expand our product offerings internationally, particularly in Asia, Canada, Latin America and Europe. Although our exposure to international markets has increased as a result of our acquisition of the Zimbra assets in September 2015, we have limited experience in marketing and operating our services and products in international markets, and we may not be able to successfully develop or grow our business in these markets. Our success in these markets will be directly linked to the success of our relationships with potential customers, resellers, content partners and other third parties.

As the international markets in which we operate continue to grow, we expect that competition in these markets will intensify. Local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local markets. Some of our domestic competitors who have substantially greater resources than we do may be able to more quickly and comprehensively develop and grow in international markets. International expansion may also require significant financial investment including, among other things, the expense of developing localized products, the costs of acquiring foreign companies and the integration of such companies with our operations, expenditure of resources in developing customer and content relationships and the increased costs of supporting remote operations.

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

Certain of our agreements with Managed Portals and Advertising customers and content providers require us to make fixed payments to them. The aggregate amount of such fixed payments for the years ending December 31, 2016, 2017 and 2018 are approximately $4.1 million, $2.0 million, and $0.6 million, respectively. We are required to make these fixed payments regardless of the achievement of any revenue objectives or subscriber or usage levels. If we do not achieve our financial objectives, these contractual commitments would constitute a greater percentage of our revenue than originally anticipated and would adversely affect our profitability.

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

The provision of our services and products depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our service. Such interruptions could harm our business, financial condition and results of operations, and our reputation could be damaged if people believe our systems are unreliable. Our systems are vulnerable to damage or interruption from snow storms, terrorist attacks, floods, fires, power loss, telecommunications failures, security breaches, computer malware, computer hacking attacks, computer viruses, computer denial of service attacks or other attempts to, or events that, harm our systems. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism and to potential disruptions if the operators of the facilities have financial difficulties. Although we maintain insurance to cover a variety of risks, the scope and amount of our insurance coverage may not be sufficient to cover our losses resulting from system failures or other disruptions to our online operations. For example, the limit on our business interruption insurance is approximately $29.7 million. Any system failure or disruption and any resulting losses that are not recoverable under our insurance policies may materially harm our business, financial condition and results of operations. To date, we have never experienced any material losses.

Our data centers are not on full second-site redundancy, however we have the capability to do so; only certain customers require us to. We regularly back-up our systems and store the system back-ups in Atlanta, Georgia; Dallas, Texas; Lewis Center, Ohio; Denver, Colorado; Toronto, Canada; and Amsterdam, the Netherlands. If we were forced to relocate to an alternate site and to rely on our system back-ups to restore the systems, we would experience significant delays in restoring the functionality of our platform and could experience loss of data, which could materially harm our business and our operating results.

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

We may not maintain acceptable website performance for our Managed Portals and Advertising customers, which may negatively impact our relationships with our customers and harm our business, financial condition and results of operations.

A key element to our continued growth is the ability of our customers’ consumers in all geographies to access our Managed Portals and other offerings within acceptable load times. We refer to this as website performance. We may in the future experience platform disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our technology simultaneously, and denial of service or fraud or security attacks.

In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve website performance, especially during peak usage times, and as our solutions become more complex and our user traffic increases. If our Managed Portals and Advertising solutions are unavailable when consumers attempt to access them or do not load as quickly as they expect, consumers may seek other alternatives to obtain the information for which they are looking, and may not use our products and services as often in the future, or at all. This would negatively impact our relationships with our customers. We expect to continue to make significant investments to maintain and improve website performance. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

We rely on our management team and need additional personnel to expand our business, and the loss of key officers or an inability to attract and retain qualified personnel could harm our business, financial condition and results of operations.

We depend on the continued contributions of our senior management and other key personnel, especially Himesh Bhise, our President and Chief Executive Officer, and William J. Stuart, our Chief Financial Officer. The loss of the services of any of our executive officers or other key employees could harm our business and our prospects. All of our executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time.

Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance, marketing and creative personnel. Further, we will need to hire personnel outside the United States to continue to pursue an international expansion strategy, and we will need to hire additional advertising salespeople to sell more advertisements directly. We face intense competition for qualified individuals from numerous technology, marketing and media companies, and we may incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals, or we may be required to pay increased compensation in order to do so. If we were to be unable to attract and retain the qualified personnel we need to succeed, our business could suffer.

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

Following the merger of our predecessor companies, Chek, Inc., or Chek, and MyPersonal.com, Inc., or MyPersonal, to form Synacor, much of our business expansion resulted from organic growth. More recently, however, we have sought to, and may continue to seek to, grow through strategic acquisitions. For example, in 2016, we acquired certain assets from Technorati, and in 2015, we acquired the Zimbra assets and certain assets of NimbleTV. Our goal of returning to growth may place significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new technologies and acquisitions (such as the assets acquired from Technorati, the Zimbra assets, and NimbleTV) into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees. Growth could strain our ability to:

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

In February 2016 we acquired substantially all of the assets of, and hired certain personnel from, Technorati; in 2015 we acquired the Zimbra assets and hired certain related personnel and we purchased assets from, and hired the personnel of, NimbleTV; and in March 2013, we entered into a joint venture in China. We may decide to pursue other acquisitions of, investments in, or joint ventures involving other technologies and businesses in the future. Such transactions could divert our management’s time and focus from operating our business.

Our ability as an organization to integrate acquisitions is relatively unproven. Integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures, including, among other things, with respect to:

•	incorporating new technologies into our existing business infrastructure;

•	consolidating corporate and administrative functions;

•	coordinating our sales and marketing functions to incorporate the new business or technology;

•	maintaining morale, retaining and integrating key employees to support the new business or technology and managing our expansion in capacity; and

•	maintaining standards, controls, procedures and policies (including effective internal control over financial reporting and disclosure controls and procedures).

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

Companies in the internet and technology industries tend to own large numbers of patents, copyrights, trademarks and trade secrets, and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have been subject to claims that the presentation of certain licensed content on our Managed Portals infringes certain patents of a third party, none of which have resulted in material direct settlement or payments by us or any determination of infringement by us, and as we face increasing competition, the possibility of further intellectual property rights claims against us grows. Our technologies may not be able to withstand any third party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent us from offering our services and products to others and may require that we procure substitute products or services for our customers.

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

In addition, we typically have contractual obligations to our customers to indemnify and defend them with respect to third-party intellectual property infringement claims that arise from our customers’ use of our products or services. Such claims, whether valid or not, could harm our relationships with our customers, have resulted and could result in the future in us or our customers having to enter into licenses with the claimants and have caused and could cause us in the future to incur additional costs or experience reduced revenue. To date, neither the increase in our costs nor any reductions in our revenue resulting from such claims have been material. Such claims could also subject us to costly and time-consuming litigation as well as diverting management attention and resources. Satisfying our contractual indemnification obligations could also give rise to significant liability, and thus harm our business and our operating results.

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

We collect, and have access to, personal information of subscribers, including names, addresses, account numbers, credit card numbers and email addresses. Unauthorized disclosure of such personal information, whether through breach of our systems by an unauthorized party, employee theft or misuse, or otherwise, could harm our business. If there were an inadvertent disclosure of personal information, or if a third party were to gain unauthorized access to the personal information we possess, our operations could be seriously disrupted and we could be subject to claims or litigation arising from damages suffered by subscribers or our customers. In addition, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding the unauthorized disclosure of personal information. Finally, any perceived or actual unauthorized disclosure of the information we collect could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business.

We collect and may access personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

We collect, and have access to, personal information of subscribers, including names, addresses, account numbers, credit card numbers and email addresses. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other subscriber data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. For example, within the European Union, legislators are currently considering a revision to the 1995 European Union Data Protection Directive that would include more stringent operational requirements for processors and controllers of personal information and that would impose significant penalties for non-compliance. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal information or other subscriber data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws or our policies, such violations may also put subscriber information at risk and could in turn have an adverse effect on our business.

Any failure to convince advertisers of the benefits of advertising with us would harm our business, financial condition and results of operations.

We have derived and expect to continue to derive a substantial portion of our revenue from digital advertising on our Managed Portals. Such advertising accounted for approximately 29%, 36%, and 43% of our revenue for the years ended December 31, 2013, 2014, and 2015, respectively. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

•	increasing the numbers of consumers using our Managed Portals;

•	maintaining consumer engagement on those Managed Portals;

•	competing effectively for advertising spending with other online and offline advertising providers; and

•	continuing to grow our direct advertising sales force and develop and diversify our advertising capabilities.

If we are unable to provide high-quality advertising opportunities and convince advertisers and agencies of our value proposition, we may not be able to retain existing advertisers or attract new ones, which would harm our business, financial condition and results of operations.

Migration of high-speed internet service providers’ consumers from one high-speed internet service provider to another could adversely affect our business, financial condition and results of operations.

Consumers may become dissatisfied with their current high-speed internet service provider and may switch to another provider. In the event that there is substantial subscriber migration from our existing customers to service providers with which we do not have relationships, the fees that we receive on a per-subscriber basis, and the related revenue, including search and digital advertising revenue, could decline.

Our business and the trading price of our common stock may be adversely affected if our internal controls over financial reporting are found by management or by our independent registered public accounting firm not to be adequate.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires our management to evaluate and report on our internal control over financial reporting. This report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. In addition, our independent registered public accounting firm may be required to formally attest to the effectiveness of our internal control over financial reporting beginning with the Annual Report on Form 10-K for the year in which we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are designed or operating.

While we have determined that our internal control over financial reporting was effective as of December 31, 2015, as indicated in our Management Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end, or if our independent registered public accounting firm, when required, is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

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

As of December 31, 2015, we had substantial federal and state net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “five-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. For these purposes, a five-percent stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding stock. In addition, persons who own less than 5% of the outstanding stock are grouped together as one or more “public groups,” which are also treated as five-percent stockholders. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset United States federal and state taxable income and taxes may be subject to limitations.

Our proprietary rights may be inadequately protected.

Our success and ability to compete depend substantially upon our intellectual property, which we protect through a combination of confidentiality arrangements and trademark registrations. Additionally, we have applied for patents to protect certain of our intellectual property. We have registered several marks and filed many other trademark applications in the U.S. We have not applied for copyright protection in any jurisdiction, including in the U.S. We enter into confidentiality agreements with our employees and consultants, and control access to, and distribution of, our documentation and other licensed information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, or to develop similar technology independently.

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

A substantial majority of our revenue is derived from our Managed Portals and Advertising solutions; our revenue would decline if advertisers do not continue their usage of the internet as an advertising medium.

We have derived and expect to continue to derive a substantial majority of our revenue from search and digital advertising on our Managed Portals. Such search and digital advertising revenue accounted for approximately 81%, 79% and 71% of our revenue for the years ended December 31, 2013, 2014 and 2015, or $90.4 million, $83.9 million, and $78.3 million respectively. However, the prospects for continued demand and market acceptance for internet advertising are uncertain. If advertisers do not continue to increase their usage of the internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the internet. As the internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for internet advertising. Many historical predictions by industry analysts and others concerning the growth of the internet as a commercial medium have overstated the growth of the internet and you should not rely upon them. This growth may not occur or may occur more slowly than estimated.

Most of our search revenue is based on the number of paid “clicks” on sponsored links that are included in search results generated from our Managed Portals. Generally, each time a consumer clicks on a sponsored link, the search provider that provided the commercial search result receives a fee from the advertiser who paid for such sponsored link and the search provider pays us a portion of that fee. We, in turn, typically share a portion of the fee we receive with our customer. If an advertiser receives what it perceives to be a large number of clicks for which it needs to pay, but that do not result in a desired activity or an increase in sales, the advertiser may reduce or eliminate its advertisements through the search provider that provided the commercial search result to us. This reaction would lead to a loss of revenue to our search providers and consequently to lesser fees paid to us, which would have a material negative effect on our financial results.

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

Competition in the market for internet-based services and products in which we operate is intense and involves rapidly changing technologies and customer and subscriber requirements, as well as evolving industry standards and frequent product introductions. Our competitors may develop solutions that are similar or superior to our technology. Our primary competitors include high-speed internet service providers with internal information technology staff capable of developing solutions similar to our technology. Other competitors include: Yahoo!; Google; AOL, a division of Verizon; and MSN, a division of Microsoft. Advantages some of our existing and potential competitors hold over us include the following:

•	significantly greater revenue and financial resources;

•	stronger brand and consumer recognition;

•	the capacity to leverage their marketing expenditures across a broader portfolio of services and products;

•	ability to offer their products at significantly lower prices or at no cost;

•	more extensive proprietary intellectual property from which they can develop or aggregate content without having to pay fees or paying significantly lower fees than we do;

•	pre-existing relationships with content providers that afford them access to content while blocking the access of competitors to that same content;

•	pre-existing relationships with high-speed internet service providers that afford them the opportunity to convert such providers to competing services and products;

•	lower labor and development costs; and

•	broader global distribution and presence.

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

Increased regulation and industry standards related to internet privacy issues may prevent us from providing our current products and solutions to our customers, thereby harming our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have come under increased public scrutiny and, as a result, there are an increasing number of regulations and industry standards that affect our business. Regulators, including the Federal Trade Commission and regulators in the EU, have restricted and continue to restrict our ability to use personal information and therefore may limit or inhibit our ability to operate our business. In addition, many nations and economic regions have privacy protections that are more stringent or otherwise at odds with those in the United States. For example, the European Union traditionally has imposed stricter obligations and provided for more onerous penalties than the United States. Complying with new privacy and security requirements, whether imposed by regulation, contract or industry standard, will require additional expenditures and may result in a greater compliance burden for companies with users in Europe.

We may incur expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Our business, including our ability to operate and expand internationally, could be adversely affected if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, our services or our privacy policies.

Risks Related to Ownership of Our Common Stock

Concentration of ownership among our directors and officers and their respective affiliates could limit our other stockholders’ ability to influence the outcome of key corporate decisions, such as an acquisition of our company.

Our directors and executive officers and their respective affiliates, beneficially own or directly or indirectly control (including by voting proxy), as of March 3, 2016, approximately 32% of our outstanding common stock (including exercisable options). As a result, these stockholders, if they were to act together, would have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they act together, would have the ability to influence significantly the management and affairs of our company. Accordingly, this concentration of ownership might harm the trading price of our common stock by:

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

In addition, the shares that are either subject to outstanding options or warrants or that may be granted in the future under our equity plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on March 3, 2016, our trading price has ranged from $1.03 to $18.00. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to the various factors set forth in this “Risk Factors” section, as well as:

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

Our corporate headquarters are located at 40 La Riviere Drive, Buffalo, New York 14202. We lease approximately 31,000 square feet of office space at this address pursuant to a sublease agreement that expires in December 2017.

We also maintain administrative and product development offices in New York, New York; Toronto and Ottawa, Ontario, Canada; Westford, Massachusetts; Frisco, Texas; San Francisco, California; Pune, India; London, United Kingdom; Tokyo, Japan; Paris, France; and Singapore. Our data centers are located in Atlanta, Georgia; Dallas, Texas; Lewis Center, Ohio; Denver, Colorado, Toronto, Canada and Amsterdam, The Netherlands.

We believe that our facilities are adequate to meet our current needs and that suitable additional or substitute space will be available as needed.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would be expected to have a material adverse effect on our business, results of operations or financial condition.

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

Fiscal Year 2015 Quarters Ended:	High	Low
March 31, 2015	$2.83	$1.95
June 30, 2015	$2.64	$1.58
September 30, 2015	$1.88	$1.03
December 31, 2015	$1.88	$1.29
Fiscal Year 2014 Quarters Ended:
March 31, 2014	$2.82	$2.24
June 30, 2014	$2.69	$2.15
September 30, 2014	$2.60	$1.83
December 31, 2014	$2.06	$1.55

Holders of Record

As of March 5, 2016, there were 90 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.

Dividend Policy

We have never declared or paid cash dividends on our common stock. It is our policy to retain earnings to finance the growth and development of our business and, therefore, we do not anticipate paying any dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on the existing conditions, including our financial condition, operating results, applicable Delaware law, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. For example, our loan and security agreement with Silicon Valley Bank restricts our ability to pay any dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Securities Authorized for Issuance under Equity Compensation Plans

The information required to be disclosed by Item 201(d) of Regulation S-K regarding our equity securities authorized for issuance under our equity incentive plans is incorporated herein by reference to the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of fiscal year 2015 pursuant to Regulation 14A.

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

The graph below compares the cumulative total stockholder return of our common stock with that of the Nasdaq Composite Index and the Nasdaq Internet Index from February 13, 2012 (the date on which our common stock commenced trading on the Nasdaq Global Market) through December 31, 2015. The graph assumes that $100 was invested in shares of each of our common stock, the Nasdaq Composite Index and the Nasdaq Internet Index at the close of market on February 13, 2012, and assumes that dividends, if any, were reinvested. The comparisons in this graph are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

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

We derived the selected consolidated financial data for the years ended December 31, 2013, 2014, and 2015 and as of December 31, 2014 and 2015 from our audited consolidated financial statements and related notes, which are included in this Annual Report on Form 10-K. We derived the selected consolidated financial data for the years ended December 31, 2011 and 2012 and as of December 31, 2011, 2012 and 2013 from our audited consolidated financial statements and related notes, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2011	2012	2013	2014	2015 (4)
	(in thousands except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$91,060	$121,981	$111,807	$106,579	$110,245
Costs and operating expenses:
Cost of revenue (1)	48,661	66,620	59,622	57,939	54,423
Technology and development (1)(2)	20,228	25,603	28,458	26,259	20,007
Sales and marketing (2)	8,582	9,120	8,124	10,807	16,272
General and administrative (1)(2)	6,879	11,011	11,663	14,249	15,543
Depreciation and amortization	2,667	3,779	4,650	5,126	6,901
Gain on sale of domain	—	—	—	(1,000)	—

Total costs and operating expenses	87,017	116,133	112,517	113,380	113,146

Income (loss) from operations	4,043	5,848	(710)	(6,801)	(2,901)
Other (expense) income	(17)	1	(37)	(28)	(16)
Interest expense	(109)	(270)	(193)	(218)	(245)

Income (loss) before income taxes	3,917	5,579	(940)	(7,047)	(3,162)
(Benefit) provision for income taxes	(6,015)	1,764	(134)	4,821	239
Loss in equity interest	—	—	(561)	(1,063)	(73)

Net income (loss)	9,932	3,815	(1,367)	(12,931)	(3,474)
Undistributed earnings allocated to preferred stockholders	8,583	—	—	—	—

Net income (loss) attributable to common stockholders	$1,349	$3,815	$(1,367)	$(12,931)	$(3,474)

Net income (loss) per share attributable to common stockholders:
Basic	$0.59	$0.16	$(0.05)	$(0.47)	$(0.12)

Diluted	$0.45	$0.14	$(0.05)	$(0.47)	$(0.12)

Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	2,303,443	24,411,194	27,306,882	27,389,793	28,213,838

Diluted	21,974,403	28,097,313	27,306,882	27,389,793	28,213,838

Other Financial Data:
Adjusted EBITDA (3)	$7,630	$11,626	$6,501	$2,180	$7,593

Notes:

(1)	Exclusive of depreciation and amortization shown separately.
(2)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(in thousands)
Technology and development	$295	$523	$1,184	$1,621	$936
Sales and marketing	203	404	348	599	942
General and administrative	422	1,072	1,029	1,375	1,237

	$920	$1,999	$2,561	$3,595	$3,115

(3)	We define adjusted EBITDA as net income (loss) plus: provision (benefit) for income taxes, interest expense, other (income) expense, depreciation, loss in equity interest, stock-based compensation and certain one-time items. Please see “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP.
(4)	Results for 2015 include the results of operations relating to the acquired Zimbra assets since the closing of the acquisition (September 14, 2015).

	As of December 31,
	2011	2012	2013	2014	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,925	$41,944	$36,397	$25,600	$15,697
Accounts receivable, net	14,336	15,624	14,569	20,479	24,341
Property and equipment, net	8,301	11,043	14,085	15,128	14,377
Total assets	43,382	76,330	74,789	66,238	89,026
Long-term debt and capital lease obligations	2,098	1,712	885	1,383	7,581
Total stockholders’ equity	21,380	50,811	52,231	42,482	46,104

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

•

similarly, adjusted EBITDA does not reflect the impact of non-recurring items, such as the cost of business acquisitions or the costs associated with reductions in workforce, on the cash available to us: and

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated:

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$9,932	$3,815	$(1,367)	$(12,931)	$(3,474)
(Benefit) provision for income taxes	(6,015)	1,764	(134)	4,821	239
Interest expense	109	270	193	218	245
Other expense (income) (1)	17	(1)	37	28	16
Depreciation and amortization	2,667	3,779	4,650	5,126	6,901
Loss in equity interest	—	—	561	1,063	73
Stock-based compensation expense	920	1,999	2,561	3,595	3,115
Gain on sale of domain	—	—	—	(1,000)	—
Reduction in workforce severance and related costs	—	—	—	1,260	—
Acquisition costs	—	—	—	—	478

Adjusted EBITDA	$7,630	$11,626	$6,501	$2,180	$7,593

Note:

(1)	Other expense (income) consists primarily of interest income earned and foreign exchange gains and losses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We enable our customers to better engage with their consumers. Our customers include video, internet and communications providers, device manufacturers and enterprises. We are their trusted technology development, multiplatform services and revenue partner.

We generate revenue from consumer traffic on our Managed Portals, which we collect from our search partner, Google Inc., or Google, our advertising network providers and directly from advertisers. We typically share a portion of this search and digital advertising revenue with our customers. We also generate Recurring and Fee-Based revenue for the use of our technology, email/collaboration, premium services and paid content. Growth in our business is dependent on expansion of relationships with our existing customers and new customers adopting our solutions and their respective consumers’ use of our Managed Portals ramping up as described below. Since our acquisition of the Zimbra assets in 2015, we generate revenue from the licensing and distribution of our Email/Collaboration products and services, including perpetual licenses, and we generate recurring revenue in the form of subscriber maintenance and support fees. As we expand our Cloud ID, syndicated content and Email/Collaboration offerings, we expect to generate increased Recurring and Fee-Based revenue from our customers.

During 2015, search and digital advertising revenue was $78.3 million, a decrease of 7% compared to $83.9 million for 2014. Over the same period, our multiplatform unique visitors stayed flat. Search revenue decreased by $14.1 million, or 31%, in 2015 compared to 2014. We believe the decrease was due to lower search activity associated with the increased usage of competitor search tools on other devices, such as tablets and smartphones, generally across the consumer base. In addition, a portion of the decrease was due to the residual effect of the placement of our Managed Portals on the second tab of the default Windows 8 internet browser by our consumer electronics customers. Further, upgrades to the Windows 10 operating system default to Microsoft’s latest Edge browser and displace users’ previous browser settings including default homepages, which can also lead to decreased search and digital advertising revenue. We anticipate search activity will increase on smartphones and tablets in the future and we believe our continuing investment in our next-generation Managed Portals and Advertising solutions will allow us to compete more effectively for search activity on smartphones and tablets. Digital advertising revenue increased by $8.5 million, or 22%, in 2015 compared to 2014. We anticipate video advertising may become an increasing percentage of our advertising revenue which may also serve to increase our advertising cost-per-thousand impressions (referred to as cost per mille, or CPMs). We also anticipate that the signing and launching of new customers and our mobile product initiatives may help add new search and digital advertising revenue in future years.

Our Recurring and Fee-Based revenue consists of fees charged for the use of our proprietary technology and for the use of, or access to, services, which consisted primarily of our Email/Collaboration and professional services products such as security, Cloud ID, online games, music and other premium services and paid content. In addition, we also generate revenue from the licensing and distribution of our Email/Collaboration products and services, including perpetual licenses and recurring revenue in the form of subscriber maintenance and support fees. During 2015, Recurring and Fee-Based revenue was $31.9 million, an increase of 41% from $22.7 million in 2014. This increase was primarily driven by growth in the hosting and management of our email product, sales of the Zimbra Email/Collaboration product and services, and increasing adoption of our Cloud ID services by our customers. We believe there are opportunities to generate new sources of Recurring and Fee-Based revenue, such as by selling solutions that generate Recurring and Fee-Based revenue into the customer base we obtained as part of the acquisition of the Zimbra assets.

As we obtain new customers and those new customers introduce our Managed Portals and Advertising solutions to their consumers, we expect usage of our solutions and revenue from our Managed Portals and Advertising solutions to increase over time. There are a variety of reasons for this ramp-up process. For example, a new customer may migrate its consumers from its existing technology to our technology over a period of time. Moreover, a new customer may initially launch a selection of our services and products, rather than our entire suite of offerings and subsequently broaden their service and product offerings over time. When a customer launches a new service or product, marketing and promotional activities may be required to generate awareness and interest among consumers.

In 2015, revenue attributable to three customers, CenturyLink, Verizon and Toshiba, together accounted for approximately 49% of our revenue, or $53.5 million. One of these customers accounted for 20% or more of revenue in such period, and revenue attributable to each of the other two customers accounted for more than 10% in such period.

Revenue attributable to our customers includes the Recurring and Fee-Based revenue earned directly from them, as well as the search and digital advertising revenue generated through our relationships with our search and digital advertising partners (such as Google for search advertising and advertising networks, advertising agencies and advertisers for digital advertising). This revenue is attributable to our customers because it is produced from the traffic on our Managed Portals. These search and advertising partners provide us with advertisements that we then deliver with search results and other content on our Managed Portals. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In 2015 search advertising through our relationship with Google generated approximately 28% of our revenue, or $31.2 million (all of which was attributable to our customers).

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

As a result, many of our customers and potential customers are compelled to find new ways to deliver services and content to their consumers via the internet. We expect this pressure to become even greater as more video content becomes available online. We expect to continue to benefit from this trend as customers adopt our solutions to package and deliver video programming and other related authentication services on our Managed Portals.

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

Our business is also affected by growth in advertising on the internet, for which the proliferation of high-speed internet access and internet-connected devices will be the principal drivers. Further, we expect to see a decline in search advertising revenue based on consumers’ internet searching habits increasingly transitioning to mobile devices. However, we believe there continue to be growth opportunities for advertising related to the video, images and text on our Managed Portals and hosted email/collaboration products. We expect our results of operations will benefit from the growth in the number of mobile internet users as our customers adopt our mobile and tablet offerings.

We continue to be impacted by consumer electronics customers that have the Windows 8 and Windows 10 operating systems pre-installed on their laptop or desktop computers; our Managed Portals are placed on a second tab when the Windows 8 internet browser is launched, and in certain instances, without our Google search bar. Further, upgrades to the Windows 10 operating system default to Microsoft’s latest Edge browser and displace users’ previous browser settings including default homepages, which can also lead to decreased search and digital advertising revenue. Unless consumers change their browser settings back to our Managed Portals, their usage of our Managed Portals would likely decline and our results of operations could be negatively impacted. These Windows updates have caused us to reduce our revenue expectations from our consumer electronics customers.

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

Key Business Metric

In addition to the line items in our financial statements, we review the number of multiplatform unique visitors to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe disclosing this metric is useful for investors and analysts to understand the underlying trends in our business. The following table reflects the number of multiplatform unique visitors for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,
	2013	2014	2015
Multiplatform Unique Visitors	21,213,655	20,868,428	20,902,492

We define multiplatform unique visitors as consumers who have visited one of our Managed Portals from either mobile or desktop sources at least once, computed on an average monthly basis during a particular time period. As the number of multiplatform unique visitors increases, we expect that we will generate additional revenue from our Managed Portals and Advertising solutions. We rely on comScore to provide this data. comScore estimates this data based on the U.S. portion of the internet activity of its worldwide panel of consumers and its proprietary data collection method.

Components of our Results of Operations

Revenue

We derive our revenue from two categories: revenue generated from search and digital advertising activities and Recurring and Fee-Based revenue, each of which is described below. The following table shows the revenue in each category, both in amount and as a percentage of revenue, for 2013, 2014 and 2015.

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Revenue:
Search and digital advertising	$90,447	$83,906	$78,316
Recurring and fee-based	21,360	2,673	31,929

Total revenue	$111,807	$106,579	$110,245

Percentage of revenue:
Search and digital advertising	81%	79%	71%
Recurring and fee-based	19	21	29

Total revenue	100%	100%	100%

Search and Digital Advertising Revenue

We use internet advertising to generate revenue from the traffic on our Managed Portals and Advertising solutions, categorized as search advertising and digital advertising.

•

In the case of search advertising, we have a revenue-sharing relationship with Google, pursuant to which we include a Google-branded search tool on our Managed Portals. When a consumer makes a search query using this tool, we deliver the query to Google and they return search results to consumers that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. The net payment we receive from Google is recognized as revenue.

•

Digital advertising includes video, image and text advertisements delivered on one of our Managed Portals. Advertising inventory is filled with advertisements sourced by our direct sales force, independent advertising sales representatives and advertising network partners. Revenue is generated for us when an advertisement displays, otherwise known as an impression, or when consumers view or click an advertisement, otherwise known as an action. Digital advertising revenue is calculated on a cost per impression or cost per action basis. Revenue is recognized based on amounts received from advertising customers as the impressions are delivered or the actions occur, according to contractually-determined rates.

Recurring and Fee-Based Revenue

Recurring and Fee-Based revenue includes subscription fees and other fees that we receive from customers for the use of our proprietary technology, including the use of, or access to, email, Cloud ID, security services, games and other premium services and paid content. Monthly subscriber levels typically form the basis for calculating and generating Recurring and Fee-Based revenue. They are generally determined by multiplying a per-subscriber per-month fee by the number of subscribers using the particular services being offered or consumed. In other cases, the fee is fixed. Revenue earned as subscription fees and maintenance and support fees is recognized from customers as the service is delivered.

Revenue is also recognized from the licensing and distribution of our Email/Collaboration products and services, including perpetual licenses. Revenue from perpetual licenses is recognized upon execution of the contract, and when all other criteria have been met.

Costs and Expenses

Cost of Revenue

Cost of revenue consists primarily of revenue sharing, content acquisition costs, co-location facility costs, royalty costs, and product support costs. Revenue sharing consists of amounts accrued and paid to customers for the internet traffic on Managed Portals we operate on our customers’ behalf and where we are the primary obligor, resulting in the generation of search and digital advertising revenue. The revenue-sharing agreements with customers are primarily variable payments based on a percentage of the search and digital advertising revenue. Content-acquisition agreements may be based on a fixed payment schedule, on the number of subscribers per month, or a combination of both. Fixed-payment agreements are expensed on a straight-line basis over the term defined in the agreement. Agreements based on the number of subscribers are expensed on a monthly basis. Co-location facility costs consist of rent and operating costs for our data center facilities. Royalty costs consist of amounts due to other parties for sale of mailboxes with third party technology enabled. Product support costs consist of employee and operating costs directly related to our maintenance and professional services support.

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

Other Expense

Other expense consists primarily of foreign exchange gains and losses, net of interest income earned.

Interest Expense

Interest expense primarily consists of interest on bank debt and capital leases.

Provision for Income Taxes

Income tax provision consists of federal and state income taxes in the United States and taxes in certain foreign jurisdictions, as well as any changes to deferred tax assets or liabilities, and deferred tax valuation allowances.

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

Certain Recurring and Fee-Based revenue is derived from the sale of software licenses on a perpetual or subscription basis, for which revenue is recognized upon receipt of an external agreement and delivery of the software, provided the fees are fixed and determinable, and collection is probable. For agreements that include one or more elements to be delivered at a future date, revenue is recognized using the residual method, under which the vendor-specific objective evidence (“VSOE”) of fair value of the undelivered elements is deferred, and the remaining portion of the agreement fee is recognized as license revenue. VSOE of fair value is based on pricing for products and services when sold separately and, for support services, is measured by the renewal rate. If VSOE of fair value has not been established for certain undelivered elements, revenue is deferred until those elements have been delivered or their fair values have been determined.

We undertake an evaluation of the creditworthiness of both new and, on a periodic basis, existing customers. Based on these reviews we determine whether collection of our prospective revenue is probable.

Revenue Sharing

We pay our Managed Portals and Advertising customers a portion of the revenue generated from search and digital advertising. The portion paid to our customers depends on, among other things, the consumer base of the customer and their expected ability to drive consumer traffic to our Managed Portals. This revenue consists of the consideration we receive from Google and our digital advertising partners in connection with traffic supplied by the applicable customer.

Gross Versus Net Presentation of Revenue for Revenue Sharing

We evaluate our relationship between our search and digital advertising partners and our Managed Portals and Advertising customers in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 605-45, Principal Agent Considerations. We have determined that the revenue derived from traffic supplied by our customers is reported on a gross basis because we are the primary obligor (we are responsible to our customers for fulfilling search and digital advertising services and premium and other services), are involved in the service specifications, perform part of the service, have discretion in supplier selection, have latitude in establishing price and bear credit risk.

Stock-Based Compensation

We account for stock-based compensation in accordance with the authoritative guidance on stock compensation. Under the fair value recognition provisions of this guidance, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. As a result, we are required to estimate the amount of stock-based compensation we expect to be forfeited based on our historical experience. If actual forfeitures differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted. Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our common stock, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

Expected Term. The expected term was estimated using the simplified method allowed under SEC guidance. As we develop more experience, our estimate of the life of awards may change.

Volatility. Expected stock price volatility for our common stock was estimated by blending our average historic price volatility with that of our industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the technology industry, some larger and some similar in size, stage of life cycle and financial leverage. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

Risk-free Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Additionally, our loan and security agreement with Silicon Valley Bank restricts our ability to pay any dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” Accordingly, we used an expected dividend yield of zero.

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

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Revenue	$111,807	$106,579	$110,245
Costs and operating expenses:
Cost of revenue (1)	59,622	57,939	54,423
Technology and development (1)(2)	28,458	26,259	20,007
Sales and marketing (2)	8,124	10,807	16,272
General and administrative (1)(2)	11,663	14,249	15,543
Depreciation and amortization	4,650	5,126	6,901
Gain on sale of domain		(1,000)	—

Total costs and operating expenses	112,517	113,380	113,146

Loss from operations	(710)	(6,801)	(2,901)
Other expense	(37)	(28)	(16)
Interest expense	(193)	(218)	(245)

Loss before income taxes	(940)	(7,047)	(3,162)
Provision (benefit) for income taxes	(134)	4,821	239
Loss in equity interest	(561)	(1,063)	(73)

Net loss	$(1,367)	$(12,931)	$(3,474)

Notes:

(1)	Exclusive of depreciation and amortization shown separately.
(2)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Technology and development	$1,184	$1,621	$936
Sales and marketing	348	599	942
General and administrative	1,029	1,375	1,237

	$2,561	$3,595	$3,115

	Year Ended December 31,
	2013	2014	2015
Revenue	100%	100%	100%
Costs and operating expenses:
Cost of revenue (1)	53	54	49
Technology and development (1)	25	25	18
Sales and marketing	7	10	15
General and administrative (1)	10	13	14
Depreciation and amortization	4	5	6
Gain on sale of domain	—	(1)	—

Total costs and operating expenses	101	106	103

Loss from operations	(1)	(6)	(3)
Other expense		—	—
Interest expense		—	—

Loss before income taxes	(1)	(7)	(3)
Provision (benefit) for income taxes	—	5	—
Loss in equity interest	(1)	(1)	—

Net loss	(1)%	(12)%	(3)%

Note:
(1)	Exclusive of depreciation and amortization shown separately.

Comparison of Years Ended December 31, 2013, 2014 and 2015

Revenue

	Year Ended December 31,			2013 to 2014 % Change	2014 to 2015 % Change
	2013	2014	2015
	(in thousands)
Revenue:
Search and digital advertising	$90,447	$83,906	$78,316	(7)%	(7)%
Recurring and fee-based	21,360	22,673	31,929	6%	41%

Total revenue	$111,807	$106,579	$110,245	(5)%	3%

Percentage of revenue:
Search and digital advertising	81%	79%	71%
Recurring and fee-based	19	21	29

Total revenue	100%	100%	100%

In 2015, our revenue increased by $3.7 million, or 3%, compared to the same period in 2014. Digital advertising revenue increased by $8.5 million, or 22%. The increase in digital advertising was driven by a combination of an increase in video advertising and higher contractual rates for advertisements. Search advertising revenue decreased by $14.1 million, or 31%, compared to 2014. We believe the decrease was due to lower search activity associated with the increased usage of competitor search tools on other devices, such as tablets and smartphones, generally across the consumer base. In addition, a portion of the decrease was due to the residual effect of the placement of our Managed Portals on the second tab of the default Windows 8 internet browser by our consumer electronics customers. Recurring and Fee-Based Revenue increased $9.3 million, or 41%, primarily due to increased usage of our Zimbra Email/Collaboration solutions (driven by the acquisition of the Zimbra assets in September 2015), various other services by our customers, and to a lesser extent, Cloud ID and video solutions by our customers

In 2014, our revenue decreased by $5.2 million, or 5%, compared to 2013. Digital advertising revenue increased by $5.6 million, or 17%. The increase in digital advertising was driven by a combination of an increase in video advertising and higher contractual rates for such advertisements. Further, video advertising yields higher CPM than traditional image or text advertising. Search advertising revenue decreased by $12.1 million, or 21% compared to 2013. We believe the decrease was due to lower search activity associated with the increased usage of competitor search tools on other devices, such as tablets and smartphones, generally across the consumer base. In addition, a portion of the decrease was due to the residual effect of the placement of our Managed Portals on the second tab of the default Windows 8 internet browser by our consumer electronics customers. Recurring and Fee-Based Revenue increased $1.3 million, or 6% primarily due to increases in usage of our Email/Collaboration, Cloud ID and video solutions by our customers.

Cost of Revenue

	Year Ended December 31,			2013 to 2014 % Change	2014 to 2015 % Change
	2013	2014	2015
	(in thousands)
Cost of revenue	$59,622	$57,939	$54,423	(3)%	(6)%
Percentage of revenue	53%	54%	49%

Our cost of revenue decreased by $3.5 million, or 6% compared to the same period in 2014. The decrease in our cost of revenue was driven by decreased revenue sharing costs due to declining search revenue, offset by an increase in revenue-sharing costs from digital advertising due to increase placement of video-based advertising. Cost of revenue as a percentage of revenue decreased, from 54% to 49%, because of changes in the mix of revenue, mix of customers, related revenue-sharing arrangements, and the increase in Recurring and Fee-Based revenue from our Email/Collaboration products.

Our cost of revenue decreased by $1.7 million, or 3%, in 2014 compared to 2013. The decrease in our cost of revenue was driven by a decrease in revenue-sharing costs due to declining search advertising revenue. The decrease was offset by an increase in revenue-sharing costs from digital advertising due to increase in video-based advertising and better monetization of digital advertising, as discussed above. Cost of revenue as a percentage of revenue increased slightly to 54% of revenue in 2014 from 53 % due to shift in the mix of cost of revenue from search advertising to digital advertising, specifically, video-based advertising.

Technology and Development Expenses

	Year Ended December 31,			2013 to 2014 % Change	2014 to 2015 % Change
	2013	2014	2015
	(in thousands)
Technology and development	$28,458	$26,259	$20,007	(8)%	(24)%
Percentage of revenue	25%	25%	18%

Technology and development expenses decreased by $6.3 million, or 24%, compared to the same period 2014. Approximately $4.3 million of the decrease was due to reduced salaries expense and related costs due to the implementation of our cost reduction plan in October 2014. Additionally, $2.3 million of the decrease is due to a shift in activities of certain personnel responsible for products to be marketed, from technology and development to sales and marketing. This change in activities took effect on October 1, 2014.

Technology and development expenses decreased by $2.2 million, or 8%, in 2014 compared to 2013. The decrease was primarily due to a shift in activities of certain personnel responsible for products to be marketed, from technology and development to sales and marketing. This change in activities occurred at the direction of our chief executive officer and took effect on October 1, 2014, and the resulting decrease was $1.3 million. An additional decrease of $0.8 million is due to the reduced use of temporary labor in connection with our cost reduction plan. These decreases were offset by severance and related expenses associated with our cost reduction plan of $0.5 million and additional stock-based compensation expense associated with re-pricing of stock options of $0.2 million.

Sales and Marketing Expenses

	Year Ended December 31,			2013 to 2014 % Change	2014 to 2015 % Change
	2013	2014	2015
	(in thousands)
Sales and marketing	$8,124	$10,807	$16,272	33%	50%
Percentage of revenue	7%	10%	15%

Sales and marketing expenses increased by $5.5 million, or 50% compared to 2014. The increase was primarily due to a shift in activities of certain personnel from technology and development to sales and marketing, resulting in additional sales and marketing expense, as discussed above. Additionally, the incremental expenses of sales and marketing activities related to the Zimbra assets from the date of the acquisition to December 31, 2015 contributed to the increase. This was partially offset by a reduction in salaries expense and related costs due to our cost reduction plan implemented in 2014, resulting in a decrease in 2015.

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

General and Administrative Expenses

	Year Ended December 31,			2013 to 2014 % Change	2014 to 2015 % Change
	2013	2014	2015
	(in thousands)
General and administrative	$11,663	$14,249	$15,543	22%	9%
Percentage of revenue	10%	13%	14%

General and administrative expenses increased by $1.3 million, or 9% compared 2014. The increase is principally due to additional expenses following our acquisition of the Zimbra assets as well as the direct expenses associated with the assets acquired.

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

Depreciation and amortization

	Year Ended December 31,			2013 to 2014 % Change	2014 to 2015 % Change
	2013	2014	2015
	(in thousands)
Depreciation and amortization	$4,650	$5,126	$6,901	10%	35%
Percentage of revenue	4%	5%	6%

Depreciation and amortization increased $1.8 million, or 35% compared to 2014. This increase was due to placing certain software development projects into service during the fourth quarter of 2014 and throughout 2015, as well as depreciation and amortization on property and equipment and intangible assets acquired in the Zimbra transaction.

Depreciation increased by $0.5 million or 10% in 2014 compared to 2013. This increase was due to placing certain software development projects into service during the fourth quarter, including our next generation portal, our new back-end Cloud ID technology and our new video solutions experience.

Gain on Sale of Domain

	Year Ended December 31,			2013 to 2014 % Change	2014 to 2015 % Change
	2013	2014	2015
	(in thousands)
Gain on sale of domain	$—	$1,000	$—	NM	NM
Percentage of revenue	—%	1%	—%

The gain on sale of a domain amounted to $1.0 million during 2014, which was equal to the sale price. The sale was unique to 2014 and no such transactions occurred in the comparative periods.

Other Expense

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Other expense	$(37)	$(28)	$(16)

For each of 2013, 2014 and 2015, other income (expense) consisted primarily of interest income coupled with foreign currency transaction losses related to our foreign operations.

Interest Expense

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Interest expense	$(193)	$(218)	$(245)

Interest expense during 2013, 2014 and 2015 primarily relates to interest on capital leases and long-term debt.

Provision (benefit) for Income Taxes

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Provision (benefit) for income taxes	$(134)	$4,821	$239

Our 2015 tax provision consists of U.S. state minimum tax expense and $0.2 million of foreign taxes.

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

Unaudited Quarterly Results of Operations and Other Data

The following tables present our unaudited quarterly results of operations and other data for the eight quarters ended December 31, 2015. This unaudited quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, the statement of operations data includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. This table should be read in conjunction with our consolidated financial statements and related notes located elsewhere in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of the results of operations for any future periods.

	For the Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015 (2)	December 31, 2015 (2)
	(in thousands, except per-share data)
Statements of Operations Data:
Revenue	$25,248	$24,191	$26,231	$30,909	$26,730	$24,716	$26,351	$32,448
Costs and operating expenses:
Cost of revenue (1)	13,876	13,146	14,386	16,535	14,403	12,504	13,298	14,218
Technology and development (1)	7,492	7,120	7,577	4,071	4,866	4,561	4,361	6,219
Sales and marketing	2,137	2,457	2,601	3,614	3,562	3,639	4,274	4,797
General and administrative (1)	3,099	3,499	4,090	3,560	3,374	3,351	3,712	5,106
Depreciation and amortization	1,058	1,117	1,133	1,818	1,496	1,660	1,560	2,185
Gain on sale of domain	—	(1,000)	—	—		—		—

Total costs and operating expenses	27,622	26,339	29,787	29,598	27,701	25,715	27,205	32,525
Income (loss) from operations	$(2,414)	$(2,148)	$(3,556)	$1,311	$(971)	$(999)	$(854)	$(77)

Net loss	$(2,056)	$(1,868)	$(2,596)	$(6,418)	$(1,073)	$(1,082)	$(931)	$(388)

Net loss per share:
Basic	$(0.07)	$(0.07)	$(0.09)	$(0.23)	$(0.04)	$(0.04)	$(0.03)	$(0.01)

Diluted	$(0.07)	$(0.07)	$(0.09)	$(0.23)	$(0.04)	$(0.04)	$(0.03)	$(0.01)

Note:
(1)	Exclusive of depreciation and amortization shown separately.
(2)	Results for the quarters ended September 30, 2015 and December 31, 2015 include the results of operations relating to the acquired Zimbra assets since the closing of the acquisition (September 14, 2015).

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

In September 2013, we entered into a Loan and Security Agreement with Silicon Valley Bank, or the Lender, which was most recently amended in February 2016. We refer to the agreement, as amended, as the “Loan Agreement.” The Loan Agreement provides for a $12.0 million secured revolving line of credit with a stated maturity of September 27, 2018. The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of December 31, 2015, we had $5.0 million in outstanding borrowing under the Loan Agreement; subject to the operation of the borrowing formula, an additional $7.0 million was available for draw under the Loan Agreement.

Borrowings under the Loan Agreement bear interest, at our election, at an annual rate of either 1.00% above the “prime rate” as published in The Wall Street Journal or LIBOR for the relevant period plus 3.50%. For LIBOR advances, interest is payable (i) on the last day of a LIBOR interest period or (ii) on the last day of each calendar quarter. For prime rate advances, interest is payable (a) on the first day of each month and (b) on each date a prime rate advance is converted into a LIBOR advance.

Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property. The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance. The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of December 31, 2015, we were in compliance with the covenants and anticipate continuing to be so.

As of December 31, 2015, we had approximately $15.7 million of cash and cash equivalents and money market funds. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our revolving credit line, will be sufficient to meet our anticipated working capital, interest payments, capital lease payment obligations and capital expenditure requirements for at least the next 12 months.

Cash Flows

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Statements of Cash Flows Data:
Cash flows provided (used) by operating activities	$5,228	$(3,309)	$7,650
Cash flows used by investing activities	$(8,857)	$(4,754)	$(20,496)
Cash flows (used) provided by financing activities	$(1,926)	$(2,752)	$2,943

Cash Provided (Used) by Operating Activities

Operating activities provided $7.7 million of cash in 2015. The cash flow from operating activities primarily resulted from our reduced net loss and improved collections from our accounts receivable. Net loss was $3.5 million, which included non-cash depreciation and amortization of $6.9 million and non-cash stock-based compensation of $3.1 million. Changes in our operating assets and liabilities provided $1.0 million of cash, primarily due to increases in deferred revenue of $3.5 million and accrued expenses and other current liabilities of $2.1 million, combined with a decrease of our accounts payable of $3.6 million. The decrease in our accounts payable was primarily driven by the timing of payment of invoices to our vendors. The increase in our prepaid and other current assets was primarily due to the increase of prepayments to vendors for components of our cost of revenue and insurance coverages.

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

Operating activities provided $5.2 million of cash in 2013. The positive cash flow from operating activities primarily resulted from our net loss, adjusted for non-cash items, and changes in our operating assets and liabilities. We had a net loss of $1.4 million, which included a non-cash benefit from deferred income taxes of $0.2 million, non-cash depreciation of $4.7 million, non-cash stock-based compensation of $2.6 million, and $0.6 million loss in equity interest. Changes in our operating assets and liabilities used $1.0 million of cash, primarily due to a decrease in our accounts receivable of $1.1 million and a decrease in our accrued expenses and other current liabilities of $2.2 million. The decrease in our accounts receivable was primarily attributable to the decrease in revenue in 2013 as compared to the prior year. The decrease in our accrued expenses and other liabilities of $2.2 million was primarily driven by a $1.7 million decrease in our bonus accrual.

Cash Used by Investing Activities

Our primary investing activities have consisted of purchases of property and equipment, payments for acquisitions and, in prior years, payments for investments made in our joint venture in China. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and internal-use software development. We expect to continue to invest in property and equipment and development of software for the remainder of 2016 and thereafter.

Cash used in investing activities in 2015 was $20.5 million, consisting $17.3 million of cash used for the acquisition of the Zimbra assets, net of cash acquired, and $3.2 million for purchases of property and equipment (specifically related to the build-out of our data centers and internal-use software development).

Cash used in investing activities in 2014 was $4.8 million, consisting of $5.0 million used for purchases of property and equipment, which primarily relates to software development of our product portfolio, including the payment of $0.7 million of software development costs recorded to accounts payable at December 31, 2013, and $0.8 million for an investment in an equity interest in our joint venture in China. These uses of cash were offset by $1.0 million proceeds from the sale of a domain.

Cash used in investing activities in 2013 was $8.9 million consisting of $5.9 million of purchases of property, equipment and software (specifically related to the build out of our data centers and internal-use software development and including $0.5 million used for payment for the acquisition of Carbyn), $0.9 million contributed to an equity method investment, $1.0 million paid for the acquisition of Teknision, Inc. (an Ontario-based company), and a $1.0 million purchase of a promissory note having to do with our investment in B&FF. In March 2015, the promissory note converted into preferred stock of B&FF.

Cash (Used) Provided by Financing Activities

In 2015, net cash provided by financing activities was $2.9 million consisting primarily of $5.0 million drawn under our credit facility with Silicon Valley Bank. This was offset by repayment of $1.4 million on our capital lease obligations, and $0.5 million for a deferred acquisition payment.

In 2014, net cash used in financing activities was $2.8 million primarily for repayment of $2.3 million on our capital lease obligations and purchase of treasury stock in the amount of $0.6 million. We received $0.1 million from the exercise of common stock options.

In 2013, net cash used by financing activities was $2.0 million, consisting of $2.1 million of repayments for our capital lease obligations, offset by $0.2 million of proceeds from the exercise of common stock options.

Off-Balance Sheet Arrangements

At December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

We lease office space and data center space under operating lease agreements and certain equipment under capital lease agreements. We are also obligated to make fixed payments under various contracts with vendors and customers, principally for revenue-sharing and content arrangements. These fixed payments are reflected in the table below as “contract commitments.” Reflected in “contingent consideration” are contingent payments in connection with our acquisition of the Zimbra assets.

The following table sets forth our future contractual obligations as of December 31, 2015:

	Payments Due by Period
	2016	2017	2018	2019	2020	Total
Operating lease obligations	$2,454	$1,629	$1,422	$1,289	$367	$7,161
Capital lease obligations	1,665	734	232	91	8	2,730
Contract commitments	4,140	2,020	660	660	—	7,480
Long-term debt obligations	—	5,000	—	—	—	5,000
Contingent consideration	—	1,600	—	—	—	1,600

Total	$8,259	$10,983	$2,314	$2,040	$375	$23,971

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We have bank debt with an outstanding balance of $5.0 million at December 31, 2015, which bears interest at a variable annual rate of either 1.00% above the “prime rate” as published in The Wall Street Journal or LIBOR for the relevant period plus 3.50%, at our election, thus subjecting us to interest rate risk. A 10% increase or decrease in these interest rates would not have a significant impact on our interest expense. Although not significant, we are currently evaluating actions we may take to mitigate this exposure. Refer to Note 5, Long-Term Debt, of the Notes to the Consolidated Financial Statements in Item 8 of this report for additional information about our outstanding debt.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Foreign Currency Exchange Risk

We are also subject to foreign currency exchange risk relating to our operations in Canada, Europe, India, Japan and Singapore. Our expenses at these locations are denominated in the local currencies and our results of operations are influenced by changes in the exchange rates between the U.S. Dollar and these local currencies, principally the Canadian Dollar, Euro, British Pound Sterling, Yen, Rupee and Singapore Dollar. In addition, certain of our accounts receivable are denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound Sterling, and Japanese Yen. A 10% increase or decrease in the applicable currency exchange rates could result in an increase or decrease in our currency exchange (loss) gain of approximately $0.3 million. We are currently evaluating our foreign currency rate exposures and may take steps to mitigate these exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are submitted on pages F-1 through F-28 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ( 2013 framework ). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015. This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the Jumpstart Our Business Startups Act, or JOBS Act, for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information in our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

Our board of directors has adopted a Code of Business Conduct and a Code of Ethics applicable to all officers, directors and employees, which is available on our website ( http://www.synacor.com ) under “Investors—Corporate Governance.” We will provide a copy of these documents to any person, without charge, upon request, by writing to us at Synacor, Inc., Investor Relations Department, 40 La Riviere Dr., Suite 300, Buffalo, New York 14202. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct or Code of Ethics by posting such information on our website at the address and the location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information in our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information in our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information in our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information in our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

1. Financial Statements: See Financial Statements and Supplementary Data, Part II, Item 8.

2. Financial Statement Schedules: Financial Statement Schedules have been omitted either because they are not required or because the information required is included in the notes to the financial statements.

3. Exhibits: See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNACOR, INC.

/s/ HIMESH BHISE
Himesh Bhise
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 22, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HIMESH BHISE Himesh Bhise	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2016

/s/ WILLIAM J. STUART William J. Stuart	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2016

/s/ MARWAN FAWAZ Marwan Fawaz	Director	March 22, 2016

/s/ GARY L. GINSBERG Gary L. Ginsberg	Director	March 22, 2016

/s/ ANDREW KAU Andrew Kau	Director	March 22, 2016

/s/ JORDAN LEVY Jordan Levy	Director	March 22, 2016

/s/ MICHAEL J. MONTGOMERY Michael J. Montgomery	Director	March 22, 2016

/s/ SCOTT MURPHY Scott Murphy	Director	March 22, 2016

EXHIBITS

The following exhibits are incorporated by reference herein or filed here within:

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

2.1	Asset Purchase Agreement dated August 18, 2015 by and among Zimbra, Inc., Synacor, Inc. and Sync Holdings, LLC	8-K	001-33843	9/16/2015	2.1

2.2	Assignment and Assumption Agreement dated September 14, 2015 by and among Zimbra, Inc., Synacor, Inc. and Sync Holdings, LLC	8-K	001-33843	9/16/2015	2.2

3.1	Fifth Amended and Restated Certificate of Incorporation	S-1/A	333-178049	1/30/2012	3.2

3.2	Amended and Restated Bylaws	S-1/A	333-178049	1/30/2012	3.4

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock	8-K	001-33843	7/15/2014	3.1

4.1	Rights Agreement between Synacor, Inc. and American Stock Transfer & Trust Company, LLC dated July 14, 2014	8-K	001-33843	7/15/2014	4.1

4.2	First Amendment to Rights Agreement dated August 18, 2015 between Synacor, Inc. and American Stock Transfer & Trust Company, LLC as rights agent	8-K	001-33843	8/18/2015	4.1

4.3	Warrant to Purchase Stock dated September 14, 2015 between Synacor, Inc. and TZ Holdings, Inc.					X

10.1	Form of Indemnification Agreement between Synacor, Inc. and each of its directors and executive officers and certain key employees	S-1	333-178049	11/18/2011	10.1

10.2.1*	2000 Stock Plan	S-1	333-178049	11/18/2011	10.2.1

10.2.2*	Amendment to 2000 Stock Plan, adopted September 30, 2004	S-1	333-178049	11/18/2011	10.2.2

10.2.3*	Amendment to 2000 Stock Plan, adopted June 9, 2006	S-1	333-178049	11/18/2011	10.2.3

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

10.2.4*	Amendment to 2000 Stock Plan, adopted October 19, 2006	S-1	333-178049	11/18/2011	10.2.4

10.2.5*	Amendment to 2000 Stock Plan, adopted July 31, 2008	S-1	333-178049	11/18/2011	10.2.5

10.2.6*	Form of Stock Option Agreement under 2000 Stock Plan	S-1/A	333-178049	1/30/2012	10.2.6

10.3.1*	2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.1

10.3.2*	Amendment No. 1 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.2

10.3.3*	Amendment No. 2 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.3

10.3.4*	Amendment No. 3 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.4

10.3.5*	Amendment No. 4 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.5

10.3.6*	Amendment No. 5 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.6

10.3.7*	Amendment No. 6 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.7

10.3.8*	Amendment No. 7 to 2006 Stock Plan	S-1/A	333-178049	1/18/2012	10.3.8

10.3.9*	Form of Stock Option Agreement under 2006 Stock Plan with Jordan Levy	S-1/A	333-178049	1/30/2012	10.3.9

10.3.10*	Form of Stock Option Agreement with George G. Chamoun under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.12

10.3.11*	Form of Director Stock Option Agreement under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.14

10.3.12*	Form of Director Stock Option Agreement under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.15

10.4.1*	2012 Equity Incentive Plan	S-1/A	333-178049	1/18/2012	10.4

10.4.2*	Form of Stock Option Agreement under 2012 Equity Incentive Plan	S-1/A	333-178049	1/30/2012	10.4.2

10.4.3*	Form of Stock Unit Agreement under 2012 Equity Incentive Plan	S-1/A	333-178049	1/30/2012	10.4.3

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

10.4.4*	Form of Early Exercise Stock Option Agreement under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.5

10.4.5*	Form of Option Agreement with George G. Chamoun under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.6

10.4.6*	Form of Option Agreement with William J. Stuart under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.7

10.5.1*	Employment and Noncompetition Agreement dated December 22, 2000 between George G. Chamoun and CKMP, Inc.	S-1	333-178049	11/18/2011	10.7.1

10.5.2*	Severance Agreement with George G. Chamoun	S-1/A	333-178049	12/23/2011	10.7.2

10.5.3*	Letter Agreement dated March 26, 2014 with George G. Chamoun	10-K	001-33843	3/26/2014	10.7.3

10.5.4*	Amendment to Severance Agreement dated March 26, 2014 with George G. Chamoun	10-K	001-33843	3/26/2014	10.7.4

10.6.1*	Letter Agreement dated August 3, 2011 with William J. Stuart	S-1	333-178049	11/18/2011	10.8

10.6.2*	Severance Agreement with William J. Stuart	10-K	001-33843	3/26/2014	10.8.2

10.6.3*	Letter Agreement dated August 26, 2013 with William J. Stuart	10-K	001-33843	3/26/2014	10.8.3

10.7.1†	Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated January 1, 2012	10-Q	001-33843	11/14/2012	10.1.1

10.7.2†	Amendment #1 to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated July 1, 2012	10-Q	001-33843	11/14/2012	10.1.2

10.7.3†	Amendment #2 to Master Services Agreement between Qwest Corporation and Synacor, Inc. dated August 23, 2012	10-Q	001-33843	11/14/2012	10.1.3

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

10.7.4†	Amendment #3 to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated December 7, 2012	10-Q	001-33843	5/15/2014	10.2.1

10.7.5†	Fifth Amendment to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated January 29, 2013	10-Q	001-33843	5/15/2014	10.2.2

10.7.6†	Sixth Amendment to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated November 1, 2013	10-Q	001-33843	5/15/2014	10.2.3

10.7.7	Seventh Amendment to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated October 12, 2014	10-K/A	001-33843	3/13/2015	10.10.7

10.7.8#	Eighth Amendment to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated December 18, 2015					X

10.8*	2007 Management Cash Incentive Plan	10-Q	001-33843	5/15/2012	10.1

10.9.1†	Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated July 1, 2010	S-1/A	333-178049	2/1/2012	10.12

10.9.2†	Amendment #1 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated December 1, 2011	10-Q	001-33843	11/14/2013	10.2.1

10.9.3†	Amendment #2 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 4, 2013	10-Q	001-33843	11/14/2013	10.2.2

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

10.9.4†	Amendment #3 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc and Synacor, Inc. dated September 4, 2013	10-Q	001-33843	11/14/2013	10.2.3

10.9.5	Amendment #4 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 4, 2013	10-Q	001-33843	11/14/2013	10.2.4

10.9.6†	Statement of Work #1 governed by Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 24, 2013	10-Q	001-33843	11/14/2013	10.2.5

10.9.7	Amendment #5 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 25, 2014	10-Q	001-33843	11/14/2014	10.2

10.9.8†	Amendment #6 to Master Services and Linking Agreement between Toshiba America Information System, Inc. and Synacor, Inc. dated August 5, 2014	10-K/A	001-33843	3/13/2015	10.12.8

10.9.9†	Marketing Services Statement of Work governed by Master Services and Linking Agreement between Toshiba America Information Systmets, Inc. and Synacor, Inc. dated December 22, 2014	10-K/A	001-33843	3/13/2015	10.12.9

10.9.10†	Amendment #7 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc., effective September 15, 2015	10-Q	001-33843	11/17/2015	10.2

10.10.1†	Google Services Agreement between Google Inc. and Synacor, Inc. dated March 1, 2011	S-1/A	333-178049	2/1/2012	10.13.1

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

10.10.2†	Amendment Number One to Google Services Agreement between Google Inc. and Synacor, Inc. dated July 1, 2011	S-1/A	333-178049	12/29/2011	10.13.2

10.10.3†	Amendment Number Two to Google Services Agreement between Google Inc. and Synacor, Inc. dated May 1, 2012	10-Q	001-33843	8/13/2013	10.1.1

10.10.4†	Amendment Number Three to Google Services Agreement between Google Inc. and Synacor, Inc. dated May 1, 2013	10-Q	001-33843	8/13/2013	10.1.2

10.10.5†	Amendment Number Four to Google Services Agreement between Google Inc. and Synacor, Inc. dated March 1, 2014	10-Q	001-33843	5/15/2014	10.1

10.10.6†	Amendment Number Five to Google Services Agreement between Google Inc. and Synacor, Inc. dated August 1, 2014	10-K/A	001-33843	3/13/2015	10.13.6

10.10.7†	Amendment Number Six to Google Services Agreement between Google Inc. and Synacor, Inc. dated January 1, 2015	10-Q	001-33843	5/14/2015	10.1

10.11.1	Sublease dated March 3, 2006 between Ludlow Technical Products Corporation and Synacor, Inc.	S-1	333-178049	11/18/2011	10.14.1

10.11.2	First Amendment to Sublease dated September 25, 2006	S-1	333-178049	11/18/2011	10.14.2

10.11.3	Second Amendment to Sublease dated February 27, 2007	S-1	333-178049	11/18/2011	10.14.3

10.11.4	Third Amendment to Sublease dated June 30, 2010					X

10.11.5	Fourth Amendment to Sublease dated May 21, 2013					X

10.11.6	Fifth Amendment to Sublease dated July 10, 2013					X

10.11.7	Sixth Amendment to Sublease dated February 8, 2016					X

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

10.12.1*	Letter Agreement dated March 1, 2008 with Jordan Levy	S-1/A	333-178049	1/30/2012	10.15.1

10.12.2*	Letter Agreement dated June 23, 2009 with Jordan Levy	S-1/A	333-178049	1/30/2012	10.15.2

10.12.3*	Letter Agreement dated March 1, 2008 with George G. Chamoun	S-1/A	333-178049	1/30/2012	10.15.5

10.12.4*	Letter Agreement dated June 23, 2009 with George G. Chamoun	S-1/A	333-178049	1/30/2012	10.15.6

10.13*	Form of Common Stock Repurchase Agreement	S-1/A	333-178049	1/30/2012	10.16

10.14.1†	Master Services Agreement between Verizon Corporate Services Group Inc. and Synacor, Inc. dated July 25, 2011	10-K	001-33843	3/26/2013	10.17.1

10.14.2†	Amendment #1 to Master Services Agreement between Verizon Corporate Services Group Inc. and Synacor, Inc. dated December 20, 2012	10-K	001-33843	3/26/2013	10.17.2

10.14.3†	Amendment #2 to Master Services Agreement between Verizon Corporate Services Group, Inc. and Synacor, Inc. dated April 1, 2013	10-Q	001-33843	8/13/2013	10.3

10.14.4†	Amendment #3 to Master Services Agreement between Verizon Corporate Services Group, Inc. and Synacor, Inc. dated June 6, 2014	10-Q	001-33843	8/14/2014	10.1

10.15.1*	Special Purpose Recruitment Plan	Schedule 14A	001-33843	4/5/2013	App. A

10.15.2*	Form of Stock Option Agreement (Early Exercise) under Special Purpose Recruitment Plan	10-Q	001-33843	8/13/2013	10.5

10.16.1	Loan and Security Agreement between Silicon Valley Bank and Synacor, Inc. dated September 27, 2013	10-Q	001-33843	11/14/2013	10.1

10.16.2	First Amendment to the Loan and Security Agreement between Silicon Valley Bank and Synacor, Inc. dated October 28, 2014	10-K	001-33843	3/12/2015	10.20.2

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

10.16.3	Joinder to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., and NTV Internet Holdings, LLC dated April 13, 2015					X

10.16.4	Second Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated September 25, 2015	10-Q	001-33843	11/17/2015	10.3

10.16.5	Joinder to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated September 25, 2015					X

10.16.6	Third Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated October 28, 2015					X

10.17.1*	Employment Letter Agreement with Himesh Bhise dated August 4, 2014	10-Q	001-33843	11/14/2014	10.1.1

10.17.2*	Stock Option Agreement with Himesh Bhise granted on August 4, 2014	10-Q	001-33843	11/14/2014	10.1.2

21.1	List of subsidiaries					X

23.1	Consent of Deloitte & Touche LLP					X

24.1	Power of Attorney (contained in the signature page of this Annual Report on Form 10-K)					X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

32.1‡	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

Notes:

*	Indicates management contract or compensatory plan or arrangement.
#	Confidential treatment has been requested for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission
†	Confidential treatment has been granted for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.
‡	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Synacor, Inc. specifically incorporates it by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Synacor, Inc.

Buffalo, New York

We have audited the accompanying consolidated balance sheets of Synacor, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Synacor, Inc. and subsidiaries as of December 31, 2014 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Williamsville, New York

March 21, 2016

SYNACOR, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2015

(In thousands except for share and per share data)

	2014	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,600	$15,697
Accounts receivable—net of allowance of $388 and $372	20,479	24,341
Prepaid expenses and other current assets	2,292	3,290

Total current assets	48,371	43,328
PROPERTY AND EQUIPMENT—Net	15,128	14,377
GOODWILL	1,565	15,187
INTANGIBLE ASSETS	—	14,798
INVESTMENTS	1,073	1,000
OTHER LONG-TERM ASSETS	101	336

TOTAL ASSETS	$66,238	$89,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,545	$9,004
Accrued expenses and other current liabilities	7,761	9,765
Current portion of deferred revenue	642	11,295
Current portion of capital lease obligations	1,150	1,574

Total current liabilities	22,098	31,638
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	1,383	1,007
LONG-TERM DEBT	—	5,000
DEFERRED REVENUE	—	3,225
OTHER LONG-TERM LIABILITIES	275	2,052

Total liabilities	23,756	42,922

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and 2015	—	—
Common stock, $0.01 par value—100,000,000 authorized, 27,944,853 issued and 27,391,709 shares outstanding at December 31, 2014 and 30,636,327 issued and 29,983,279 shares outstanding at December 31, 2015	279	306
Treasury stock—at cost, 553,144 shares at December 31, 2014 and 653,048 shares at December 31, 2015	(1,142)	(1,332)
Additional paid-in capital	105,961	113,238
Accumulated deficit	(62,636)	(66,110)
Accumulated other comprehensive income	20	2

Total stockholders’ equity	42,482	46,104

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,238	$89,026

The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2014 AND 2015

(In thousands except for share and per share data)

	2013	2014	2015
REVENUE	$111,807	$106,579	$110,245

COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	59,622	57,939	54,423
Technology and development (exclusive of depreciation and amortization shown separately below)	28,458	26,259	20,007
Sales and marketing	8,124	10,807	16,272
General and administrative (exclusive of depreciation and amortization shown separately below)	11,663	14,249	15,543
Depreciation and amortization	4,650	5,126	6,901
Gain on sale of domain	—	(1,000)	—

Total costs and operating expenses	112,517	113,380	113,146

LOSS FROM OPERATIONS	(710)	(6,801)	(2,901)
OTHER EXPENSE	(37)	(28)	(16)
INTEREST EXPENSE	(193)	(218)	(245)

LOSS BEFORE INCOME TAXES AND EQUITY INTEREST	(940)	(7,047)	(3,162)
(BENEFIT) PROVISION FOR INCOME TAXES	(134)	4,821	239
LOSS IN EQUITY INTEREST	(561)	(1,063)	(73)

NET LOSS	$(1,367)	$(12,931)	$(3,474)

NET LOSS PER SHARE:
Basic	$(0.05)	$(0.47)	$(0.12)

Diluted	$(0.05)	$(0.47)	$(0.12)

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE:
Basic	27,306,882	27,389,793	28,213,838

Diluted	27,306,882	27,389,793	28,213,838

The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2014 AND 2015

(In thousands)

	2013	2014	2015
Net loss	$(1,367)	$(12,931)	$(3,474)
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	8	18	(18)

Comprehensive loss	$(1,359)	$(12,913)	$(3,492)

The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2014 AND 2015

(In thousands except for share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
BALANCE—January 1, 2013	27,517,665	$275	(319,500)	$(569)	$99,449	$(48,338)	$(6)	$50,811
Exercise of common stock options	166,933	2	—	—	193	—	—	195
Stock-based compensation cost	—	—	—	—	2,584	—	—	2,584
Net loss	—	—	—	—	—	(1,367)	—	(1,367)
Other comprehensive income	—	—	—	—	—	—	8	8

BALANCE—December 31, 2013	27,684,598	277	(319,500)	(569)	102,226	(49,705)	2	52,231
Exercise of common stock options	246,880	2	—	—	66	—	—	68
Stock-based compensation cost	—	—	—	—	3,669	—	—	3,669
Vesting of restricted stock units	13,375	—	—	—	—	—	—	—
Treasury stock withheld to cover tax liability	—	—	(4,594)	(11)	—	—	—	(11)
Purchase of treasury stock	—	—	(229,050)	(562)	—	—	—	(562)
Net loss	—	—	—	—	—	(12,931)	—	(12,931)
Other comprehensive income	—	—	—	—	—	—	18	18

BALANCE—December 31, 2014	27,944,853	279	(553,144)	(1,142)	105,961	(62,636)	20	42,482
Exercise of common stock options	36,135	—	—	—	70	—	—	70
Stock and warrants issued in acquisition	2,400,000	24	—	—	3,936	—	—	3,960
Stock-based compensation cost	—	—	—	—	3,271	—	—	3,271
Vesting of restricted stock units	255,339	3	—	—	—	—	—	3
Treasury stock withheld to cover tax liability	—	—	(99,904)	(190)	—	—	—	(190)
Net loss	—	—	—	—	—	(3,474)	—	(3,474)
Other comprehensive loss	—	—	—	—	—	—	(18)	(18)

BALANCE—December 31, 2015	30,636,327	$306	(653,048)	$(1,332)	$113,238	$(66,110)	$2	$46,104

The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2014 AND 2015

(In thousands)

	2013	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,367)	$(12,931)	$(3,474)
Adjustments to reconcile net loss to net cash and cash equivalents provided (used) by operating activities:
Depreciation and amortization	4,650	5,126	6,901
Stock-based compensation expense	2,561	3,595	3,115
Gain on sale of domain	—	(1,000)	—
Change in provision for deferred income taxes	(243)	4,769	—
Loss in equity interest	561	1,063	73
Change in assets and liabilities:
Accounts receivable, net	1,055	(5,910)	(362)
Prepaid expenses and other current assets	189	(367)	(547)
Other long-term assets	220	247	(167)
Accounts payable	(527)	(359)	(3,579)
Accrued expenses and other current liabilities	(2,205)	2,665	2,090
Deferred revenue	—	—	3,478
Other long-term liabilities	334	(207)	122

Net cash provided (used) by operating activities	5,228	(3,309)	7,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,920)	(4,982)	(3,236)
Investment in equity interest	(926)	(772)	—
Proceeds from sale of domain	—	1,000	—
Acquisition net of cash acquired	(1,011)	—	(17,260)
Purchase of convertible promissory note	(1,000)	—	—

Net cash used by investing activities	(8,857)	(4,754)	(20,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank financing			5,000
Repayments on capital lease obligations	(2,121)	(2,258)	(1,442)
Proceeds from exercise of common stock options	195	68	70
Purchase of treasury stock and shares received to satisfy minimum tax withholdings	—	(562)	(190)
Deferred acquisition payment			(495)

Net cash (used) provided by financing activities	(1,926)	(2,752)	2,943

Effect of exchange rate changes on cash and cash equivalents	8	18	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,547)	(10,797)	(9,903)
CASH AND CASH EQUIVALENTS—Beginning of year	41,944	36,397	25,600

CASH AND CASH EQUIVALENTS—End of year	$36,397	$25,600	$15,697

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$165	$219	$212

Cash paid for income taxes	$140	$112	$210

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Property, equipment and service contracts financed under capital lease obligations	$1,039	$1,961	$1,173

Contingent consideration	$495	$—	$1,600

Fair value of common stock and warrants in acquisition	$—	$—	$3,960

Accrued property and equipment expenditures	$719	$117	$21

Stock-based compensation capitalized to property and equipment	$—	$74	$159

The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 AND 2015, AND

FOR THE YEARS ENDED DECEMBER 31, 2013, 2014 AND 2015

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Synacor, Inc., together with its consolidated subsidiaries (collectively, the “Company” or “Synacor”), is the trusted technology development, multiplatform services and revenue partner for video, internet and communications providers, device manufacturers, and enterprises. Synacor delivers engaging, multiscreen experiences and advertising to their consumers that require scale, actionable data and sophisticated implementation.

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

Long-Lived Assets—The Company reviews the carrying value of its long-lived assets, exclusive of goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. For purposes of evaluating and measuring impairment, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. There have been no material impairments to long-lived assets in any of the years presented.

The components and estimated economic lives of our amortizable intangible assets were as follows as of December 31, 2014 and 2015:

	Estimated Economic Life	2014	2015
		(Dollars in thousands)
Gross amortizable intangible assets:
Customer relationships	10 years	$—	$13,400
Trademark	5 years	—	300
Developed technology	5 years	—	1,600

Total gross amortizable intangible assets		—	15,300
Accumulated amortization:
Customer relationships		—	(391)
Trademark		—	(18)
Developed technology		—	(93)

Total accumulated amortization		—	(502)

Amortizable intangible assets, net		$—	$14,798

Future amortization expense of amortizable intangible assets will be approximately $1,720 in each of years ending December 31, 2016 through 2020, respectively, and $6,198 thereafter.

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and more frequently if impairment indicators are present. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its estimated fair value. The Company has determined it is a single reporting unit, and estimates its fair value using a market approach. If the carrying value of the reporting unit were to exceed its estimated fair value, the second step of the goodwill impairment test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge would then be recognized for the excess of the carrying value of goodwill over its implied estimated fair value. The Company conducts its annual goodwill impairment test as of October 1st. For the years ended December 31, 2013, 2014 and 2015, the Company determined goodwill was not impaired.

The change in goodwill is as follows (in thousands) for the year ended December 31, 2015:

	Years Ended December 31,
	2014	2015
At December 31, 2014	$1,565	$1,565
Zimbra acquisition related goodwill (Note 2)	—	13,622

At December 31, 2015	$1,565	$15,187

Revenue Recognition—The Company derives revenue from two categories: revenue generated from our Managed Portals and Advertising activities and Recurring and Fee-Based revenue, each of which is described below. Advertising and Recurring and Fee-Based revenue are recognized when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured. The following table shows the revenue in each category for the years ended December 31, 2013, 2014 and 2015 (in thousands):

	Year Ended December 31,
	2013	2014	2015
Search and digital advertising	$90,447	$83,906	$78,316
Recurring and fee-based	21,360	22,673	31,929

Total revenue	$111,807	$106,579	$110,245

The Company uses internet advertising to generate revenue from the traffic on its Managed Portals categorized as search advertising and digital advertising.

•

In the case of search advertising, the Company has a revenue-sharing relationship with Google, pursuant to which it includes a Google-branded search tool on its Managed Portals. When a consumer makes a search query using this tool, the Company delivers the query to Google and they return search results to consumers that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with the Company, which is recognized as revenue.

•

Digital advertising includes video, image and text advertisements delivered on one of the Company’s Managed Portals. Advertising inventory is filled with advertisements sourced by the Company’s direct sales force, independent advertising sales representatives, and also advertising network partners. Revenue is generated for the Company when an advertisement displays, otherwise known as an impression, or when consumers view or click an advertisement, otherwise known as an action. Digital advertising revenue is calculated on a per-impression or per-action basis. Revenue is recognized as the impressions are delivered or the actions occur, according to contractual rates.

Recurring and Fee-Based revenue represents subscription fees and other fees that the Company receives from customers for the use of its proprietary technology, including the use of, or access to, email, video solutions, Cloud ID, security services, games and other premium services and paid content. Monthly subscriber levels typically form the basis for calculating and generating Recurring and Fee-Based revenue. They are generally determined by multiplying a per-subscriber per-month fee by the number of subscribers using the particular services being offered or consumed. In other cases, the fee is fixed. Revenue is recognized from customers as the services are delivered.

The Company evaluates its relationship between search and digital advertising revenue and its Managed Portal customers in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-45, Principal Agent Considerations. The Company has determined that the search and digital advertising revenue derived from the internet traffic on Managed Portals is reported on a gross basis because the Company is the primary obligor (Synacor is responsible to its customers for fulfilling search and digital advertising services and premium and other services), is involved in the service specifications, performs part of the service, has discretion in supplier selection, has latitude in establishing price and bears credit risk.

Certain Recurring and Fee-Based revenue is derived from the sale of software licenses on a perpetual or subscription basis, for which revenue is recognized upon receipt of an external agreement and delivery of the software, provided the fees are fixed and determinable, and collection is probable. For agreements that include one or more elements to be delivered at a future date, revenue is recognized using the residual method, under which the vendor-specific objective evidence (“VSOE”) of fair value of the undelivered elements is deferred, and the remaining portion of the agreement fee is recognized as license revenue. VSOE of fair value is based on the Company’s pricing for products and services when sold separately and, for support services, is measured by the renewal rate. If VSOE of fair value has not been established for certain undelivered elements, revenue is deferred until those elements have been delivered or their fair values have been determined.

Cost of Revenue—Cost of revenue consists primarily of revenue sharing, content acquisition costs, co-location facility costs, royalty costs and product support costs. Revenue sharing consists of amounts accrued and paid to customers for the internet traffic on Managed Portals where the Company is the primary obligor, resulting in the generation of search and digital advertising revenue. The revenue-sharing agreements with customers are primarily variable payments based on a percentage of the search and digital advertising revenue.

Content-acquisition agreements may be based on a fixed payment schedule, on the number of subscribers per month, or a combination of both. Fixed-payment agreements are expensed on a straight-line basis over the term defined in the agreement. Agreements based on the number of subscribers are expensed on a monthly basis. Co-location facility costs consist of rent and operating costs for the Company’s data center facilities. Royalty costs consist of amounts due to other parties for sale of mailboxes with third party technology enabled. Product support costs consist of employee and operating costs directly related to the Company’s maintenance and professional services support.

Concentrations of Risk—As of December 31, 2014 and 2015, and for the years ended December 31, 2013, 2014 and 2015 the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable and revenue as follows:

	Accounts Receivable
	2014	2015
Google	23%	14%
Portal Customer	12%	*
Advertising Customer	11%	*

*	- less than 10%

	Revenue
	2013	2014	2015
Google	51%	42%	28%

For the years ended December 31, 2013, 2014 and 2015, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue.

	Cost of Revenue
	2013	2014	2015
Customer A	22%	22%	26%
Customer B	13%	12%	10%
Customer C	12%	10%	*
Customer D	11%	12%	*

*	- less than 10%

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

Software Development Costs—Costs incurred during the preliminary project stage for internal software programs are expensed as incurred. External and internal costs incurred during the application development stage of new software development as well as for upgrades and enhancements for software programs that result in additional functionality are capitalized. In 2013, 2014 and 2015, the Company incurred $3.0 million, $3.4 million and $2.8 million of combined internal and external costs related to the application development stage. Internal and external training and maintenance costs are expensed as incurred.

Technology and Development—Technology and development expenses consist primarily of compensation-related expenses incurred for the research and development of, enhancements to, and maintenance and operation of the Company’s products, equipment and related infrastructure.

Sales and Marketing—Sales and marketing expenses consist primarily of compensation-related expenses to the Company’s direct sales and marketing personnel, as well as costs related to advertising, industry conferences, promotional materials, and other sales and marketing programs. Advertising costs are expensed as incurred.

General and Administrative—General and administrative expenses consist primarily of compensation related expenses for executive management, finance, accounting, human resources, professional fees and other administrative functions.

Sale of Domain—In June 2014, the Company executed a transaction to sell a domain name of its legacy business. The sale amounted to $1.0 million and the entire amount was recorded as a gain on the sale in the accompanying consolidated statement of operations for the year ended December 31, 2014. The sale was unique to 2014 and no such transactions occurred in the comparative periods.

Earnings (Loss) Per Share—Basic earnings (loss) per share (“EPS”) is calculated in accordance with FASB ASC 260, Earnings per Share, using the weighted average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, stock options, warrants and restricted stock units (“RSUs”) are considered to be potential common shares and are only included in the calculation of diluted earnings (loss) per share when their effect is dilutive.

Stock-Based Compensation—The Company records compensation costs related to stock-based awards in accordance with FASB ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized ratably over the requisite service period of the award. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest.

Rights Plan—On July 14, 2014 the board of directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock and adopted a stockholder rights plan (the “Rights Plan”). The Rights were issued on July 14, 2014 to the stockholders of record at the close of business on that date. Each Right allows its holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock (a “ Series A Junior Preferred Share”) for $10.00 per share (the “Exercise Price”), if the Rights become exercisable. This portion of a Series A Junior Preferred Share will give the stockholder approximately the same dividend, voting, and liquidation rights as would one share of common stock. Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights. On July 14, 2014, in conjunction with the adoption of the Rights Plan, the Company designated 2,000,000 shares of its Preferred Stock as Series A Junior Participating Preferred Stock.

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

Business Combinations—The Company records its business combinations under the acquisition method of accounting. Under the acquisition method of accounting, the Company allocates the purchase price of each acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The fair value of identifiable intangible assets is based upon detailed valuations that use various assumptions made by management. Any excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired is allocated to goodwill. All direct acquisition-related costs are expensed as incurred.

The following methodology and assumptions are considered relevant to the fair value judgments related to acquired intangible assets and assumed liabilities:

•	Technology and Trademark intangible assets—valued based on discounted cash flows using the relief from royalty method (a form of an income approach)

•	Customer Relationship—valued based on a multi-period excess earnings method (a form on an income approach)

•

Deferred Revenue—valued based on a cost approach using estimated costs to be incurred in connection with the continuing legal obligation associated with acquired contracts plus a reasonable profit margin.

Business assumptions, such as projections of revenue, costs to fulfill acquired contracts, applicable royalty rates, and future profitability are key assumptions included in the methods described above.

In circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments it expects to make as of the acquisition date. The Company remeasures this liability each reporting period and records changes in the fair value through other expense in the consolidated statement of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing, amount of, or the likelihood of achieving the applicable contingent consideration.

Income Taxes—Deferred income tax assets and liabilities are determined based on temporary differences between the financial statement and income tax bases of assets and liabilities and net operating loss (“NOL”) and credit carryforwards using enacted income tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established to the extent necessary to reduce deferred income tax assets to amounts that more likely than not will be realized.

The Company accounts for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2014 and 2015, accrued interest or penalties related to uncertain tax positions was insignificant.

Reduction In Workforce—On September 28, 2014, the Company’s board of directors approved a cost reduction plan. The plan involved a reduction in the Company’s workforce by approximately 70 employees. The pre-tax severance charge and outplacement services resulting from the reduction in workforce, combined with the Company’s separation from its former Chief Operating Officer, amounted to $1.3 million. Of the $1.3 million in costs, $0.5 million was recorded to technology and development, $0.2 million was recorded to sales and marketing and $0.6 million was recorded to general and administrative in the accompanying consolidated statement of operations for the year ended December 31, 2014. As of December 31, 2015, there were no remaining amounts owing under this plan.

Accounting Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, actual results may differ from estimated amounts.

Investment—In July 2013, the Company made a $1.0 million investment (in the form of a convertible promissory note) in a privately held Delaware corporation called Blazer and Flip Flops, Inc. (“B&FF” doing business as The Experience Engine). In March 2015, the note was converted into preferred stock of B&FF and is accounted for as a cost method investment. B&FF is a professional services company whose principals have experience integrating its customers’ systems with their customers’ devices, including smartphones and tablets.

Fair Value Measurements—Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis at each reporting period. The fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates their carrying value due to their short-term nature. The carrying amounts of the Company’s capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at December 31, 2014 and 2015. The carrying value of our long-term debt approximates its fair value due to its variable interest rate. The fair value of accrued contingent consideration recorded by the Company represents the estimated fair value of the contingent consideration the Company expects to pay.

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

Applicable Recent Accounting Pronouncements—In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) Revenue from Contracts with Customers (Topic 606) which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 (as subsequently amended) is effective for annual reporting periods beginning after December 15, 2017 (beginning in calendar year 2018 for the Company), with earlier application permitted as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 Leases (Topic 842) which amends lease accounting by lessors and lessees. This new standard will require, among other things, that lessees recognize a right-to-use asset and related lease liability for all significant financing and operating leases, and specifies where in the statement of cash flows the related lease payments are to be presented. The standard is effective for years beginning after December 15, 2018, including interim periods within those years (beginning in calendar year 2019 for the Company), and early adoption is permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements. The Company has not yet determined whether it will adopt the standard in advance of the required effective date.

2. ACQUISITION

On August 18, 2015 the Company and Sync Holdings, LLC, its wholly-owned subsidiary, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Zimbra, Inc. (now known as TZ Holdings) to acquire certain assets related to TZ Holdings’ email/collaboration products and services business, including certain of its wholly-owned foreign subsidiaries. The business acquired by the Company pursuant to the Asset Purchase Agreement is referred to herein as “Zimbra” or the “Purchased Business.” The Purchased Business includes software for email/collaboration, calendaring, file sharing, activity streams and social networks, among other things. The Zimbra software is used globally by service providers, governments and companies. The Company completed the acquisition (the “Acquisition”) on September 14, 2015 (the “Closing”). Since the closing of the Acquisition, through December 31, 2015, the Purchased Business generated revenue of approximately $7.9 million.

Purchase Price—The total purchase price paid (including the fair value of the contingent consideration described below) for the Purchased Business was approximately $22.9 million. At the Closing, in consideration for the Purchased Business, the Company paid TZ Holdings $17.3 million in cash and issued to TZ Holdings 2.4 million shares of its common stock (such shares, the “Closing Stock Consideration”), valued at $3.1 million, and warrants to purchase 480,000 shares of common stock (the “Closing Warrants”). Additionally, TZ Holdings is eligible to receive additional consideration, estimated at $2.5 million, consisting of contingent cash consideration, warrants and additional shares of common stock, as described below.

Contingent Consideration—TZ Holdings is eligible to receive up to an additional $2.0 million (the “Earn Out Consideration”) in cash upon the satisfaction of certain business performance milestones related to Zimbra after the Closing, subject to and contingent upon any reduction to satisfy indemnification claims (including pending claims), as further described in the Asset Purchase Agreement. The fair value of this contingent consideration was determined to be $1.6 million and is included in consideration paid.

Holdback—In addition to the Earn Out Consideration, the Company has held back an additional 600,000 shares of common stock (the “Holdback Stock” and together with the Closing Stock Consideration, the “Stock Consideration”) and warrants to purchase an additional 120,000 shares of common stock (the “Holdback Warrants” and together with the Closing Warrants, the “Warrants”) to secure TZ Holdings’ indemnification obligations under the Asset Purchase Agreement. Any Holdback Shares and Holdback Warrants not used to satisfy indemnification claims (including pending claims) will be released to TZ Holdings eighteen months following the Closing. The Company recorded the Holdback Stock and the Holdback Warrants based on its estimated fair value at the Closing.

Additionally, the Company has assumed certain obligations of TZ Holdings, including the performance of TZ Holdings’ post-closing obligations under contracts assigned to the Company.

Consideration:

Cash consideration	$17,310
Fair value of 2,400,000 shares of common stock issued on September 14, 2015	3,132
Fair value of Closing and Holdback Warrants (warrants to purchase an aggregate of 600,000 shares of common stock)	45
Fair value of the Holdback Stock (600,000 shares of common stock) on September 14, 2015	783
Fair value of contingent consideration	1,600

Total purchase price	$22,870

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

Allocation of Purchase Price—The purchase price allocation was determined in accordance with the accounting treatment of a business combination in accordance with the FASB ASC Topic 805, Business Combinations. Under the guidance, the fair value of the consideration was determined and the assets acquired and liabilities assumed have been recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values has been recorded as goodwill.

The allocation of purchase price to the assets acquired and liabilities assumed as the date of the acquisition is presented in the table below. Management is responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as of the Closing. Management considered a number of factors, including reference to an analysis under FASB ASC Topic 805 solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The Company’s estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that occur. The purchase price allocation is a preliminary estimate as it is subject to change due to events in the future.

Assets acquired:
Cash and cash equivalents	$50
Accounts receivable	3,500
Prepaid expenses and other current assets	451
Property and equipment	1,194
Other long-term assets	68
Goodwill	13,622
Intangible assets	15,300

Total assets acquired	34,185

Liabilities assumed:
Accounts payable	134
Accrued expenses and other current liabilities	409
Deferred revenue	10,400
Capital lease obligations	317
Other long-term liabilities	55

Total liabilities assumed	11,315

Net assets acquired	$22,870

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

During the fiscal year 2015, acquisition costs of $0.5 million were recorded in general and administrative expenses in the consolidated statement of operations.

Technology—The Purchased Business includes has an open-source integrated collaboration software suite with secure email/collaboration, calendaring and related services. The Zimbra software is used by over 100 million paid users in on-premises, public and private cloud deployments. The valuation of these assets was based on the estimated discounted cash flows using the relief from royalty method, a form of the income approach. The fair value of technology at date of acquisition was $1.6 million and has an amortization period of 5 years.

Trademark—Among the assets Synacor acquired was the “Zimbra” trademark. The valuation of this asset was based on the estimated discounted cash flows using the relief from royalty method, a form of the income approach. The fair value of the trademark at the date of acquisition was $0.3 million and has an amortization period of 5 years.

Customer Relationships—Through Zimbra, Synacor has acquired a diverse set of customer relationships. The majority of Zimbra revenue is related to geographies outside of North America. The largest customer segment is Internet Service Providers (ISPs), while smaller but still important verticals include small-to-medium businesses and the government/non-profit sector. Zimbra makes direct sales to ISPs as well as indirect sales through an extensive global channel of reseller and service-provider partners. The fair value of customer lists was determined using the multi-period excess-earnings method, a form of the income approach. The fair value of customer relationships at date of acquisition was $13.4 million and has an amortization period of 10 years.

Deferred Revenue—The deferred revenue obligation assumed by Synacor is associated with maintenance and support, licenses and professional services. Synacor accounted for the acquired deferred revenue at its acquisition date fair value, which was determined utilizing the cost approach. The cost approach was based upon management’s assessment of the cost to be incurred in connection with the continuing legal obligation associated with the acquired contracts plus a reasonable profit margin. The fair value of deferred revenue at date of acquisition was $10.4 million.

Goodwill—The excess of the purchase price over the fair value of net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. Various factors contributed to the establishment of goodwill, including: the value of Zimbra’s trained workforce; the incremental value that Zimbra’s technology will bring to the Company; and the expected revenue growth over time that is attributable to increased market penetration from future products and customers. The goodwill acquired in connection with the Acquisition is deductible for tax purposes.

Pro Forma Results—The following unaudited pro forma information presents the combined results of operations as if the acquisition of Zimbra had been completed on January 1, 2014, the beginning of the comparable prior annual reporting period. The unaudited pro forma results include adjustments to reflect: (i) the carve-out of revenue and expenses relating to the portion of the Zimbra business not acquired; (ii) the elimination of depreciation and amortization from Zimbra’s historical financial statements and the inclusion of depreciation and amortization based on the fair values of acquired property, plant and equipment and intangible assets; (iii) the fair value of deferred revenue liabilities assumed; (iv) recognition of the post-acquisition share-based compensation expense related to stock options that were granted to Zimbra employees who accepted employment with Synacor; (v) the elimination of intercompany revenue and expenses between Zimbra and Synacor; and (iv) the elimination of acquisition-related expenses.

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, these unaudited pro forma results are presented for informational purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations

Set forth below is the unaudited pro forma consolidated results of operations of the Company and Zimbra as if the Acquisition occurred as of January 1, 2014 (in thousands, except per share amounts):

	Years Ended December 31,
	2014	2015
Revenue	$134,207	$130,077

Operating loss	$(9,485)	$(2,944)

Net loss	$(16,017)	$(4,608)

Net loss per share:
Basic	$(0.54)	$(0.16)

Diluted	$(0.54)	$(0.16)

3. PROPERTY AND EQUIPMENT—NET

As of December 31, 2014 and 2015, property and equipment, net consisted of the following (in thousands):

	2014	2015
Computer equipment	$21,194	$23,324
Computer software	10,741	12,748
Furniture and fixtures	1,847	1,945
Leasehold improvements	1,389	1,532
Work in process	1,203	2,065
Other	173	252

	36,547	41,866
Less accumulated depreciation	(21,147)	(27,489)

Total property and equipment—net	$15,128	$14,377

Property and equipment includes computer equipment and software held under capital leases of approximately $4.8 million and $4.1 million as of December 31, 2014 and 2015, respectively. Accumulated depreciation of computer equipment and software held under capital leases amounted to $2.7 million and $1.8 million as of December 31, 2014 and 2015, respectively.

Depreciation expense was $4.7 million, $5.1 million, and $6.4 million for the years ended December 31, 2013, 2014, and 2015, respectively.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2014 and 2015, accrued expenses and other current liabilities consisted of the following (in thousands):

	2014	2015
Accrued compensation	$4,066	$6,112
Accrued content fees	1,745	1,964
Accrued business acquisition consideration	495	—
Other	1,455	1,689

Total	$7,761	$9,765

5. LONG-TERM DEBT

In September 2013, the Company entered into a Loan and Security Agreement, with Silicon Valley Bank (“SVB”), which was most recently amended in February 2016 (as amended, the “Loan Agreement”). The Loan Agreement provides for a $12.0 million secured revolving line of credit with a stated maturity of September 27, 2017. The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of December 31, 2015, $5.0 million was outstanding under the Loan Agreement; and subject to the operation of the borrowing formula, an additional $7.0 million was available for draw under the Loan Agreement.

Borrowings under the Loan Agreement bear interest, at the Company’s election, at an annual rate of either 1.00% above the “prime rate” as published in The Wall Street Journal or LIBOR for the relevant period plus 3.50%. For LIBOR advances, interest is payable (i) on the last day of a LIBOR interest period or (ii) on the last day of each calendar quarter. For prime rate advances, interest is payable (a) on the first day of each month and (b) on each date a prime rate advance is converted into a LIBOR advance.

The Company’s obligations to SVB are secured by a first priority security interest in all our assets, including our intellectual property. The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, SVB may accelerate repayment of any outstanding balance. The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of December 31, 2015, the Company was in compliance with the covenants.

6. INCOME TAXES

Loss from continuing operations before income taxes included income from domestic operations of $(1.1) million, $(7.1) million and $(2.9) million for the years ended December 31, 2013, 2014 and 2015, and income from foreign operations of $0.2 million, $0.1 million $(0.3) million for the years ended December 31, 2013, 2014 and 2015.

The (benefit) provision for income taxes for the years ended December 31, 2013, 2014 and 2015, comprised the following (in thousands):

	2013	2014	2015
Current:
United States Federal	$16	$21	$(1)
State	22	24	45
Foreign	71	7	195

Total current provision for income taxes	109	52	239
Deferred:
United States Federal	(119)	4,135	—
State	(97)	634	—
Foreign	(27)	—	—

Net deferred (benefit) provision for income taxes	(243)	4,769	—

Total (benefit) provision for income taxes	$(134)	$4,821	$239

The income tax effects of significant temporary differences and carryforwards that give rise to deferred income tax assets and liabilities as of December 31, 2014 and 2015 are as follows (in thousands):

	2014	2015
Deferred income tax assets:
Stock and other compensation expense	$2,838	$3,997
Net operating losses	3,533	3,212
Research and development credits	1,676	1,676
Other federal, state and foreign carryforwards	304	618
Other	294	341

Gross deferred tax assets	8,645	9,844
Valuation allowances	(7,504)	(8,846)

	1,141	998
Deferred income tax liabilities:
Fixed assets	(457)	(290)
Other	(57)	(81)

Gross deferred tax liabilities	(514)	(371)

Subtotal	627	627
Less unrecognized tax benefit liability related to deferred items	(627)	(627)

Net deferred tax assets	$—	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2013	2014	2015
Balance—beginning of year	$627	$627	$627
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—

Balance—end of year	$627	$627	$627

The unrecognized tax benefits at the end of 2013, 2014 and 2015 were primarily related to research and development carryforwards.

If the $0.6 million of unrecognized tax benefits as of December 31, 2015 were recognized, approximately $0.6 million would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred income tax assets on which an unrecognized tax benefit liability is placed. The Company does not expect any material changes to its unrecognized tax benefits within the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014 and 2015, penalties and interest were insignificant.

The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. states and foreign jurisdictions. The tax years 2004 to 2015 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. The Company is currently not under examination in any major taxing jurisdictions.

Income tax (benefit) expense for the years ended December 31, 2013, 2014 and 2015, differs from the expected income tax (benefit) expense calculated using the statutory U.S. Federal income tax rate as follows (dollars in thousands):

	2013		2014		2015
Federal income tax (benefit) expense at statutory rate	$(320)	34%	$(2,390)	34%	$(1,075)	34%
State and local taxes—net of federal benefit	(75)	8	(410)	6	30	(1)
Foreign taxes	(3)	—	(1)	—	195	(6)
Valuation allowance	—	—	7,504	(107)	928	(29)
Permanent differences	264	(28)	262	(4)	144	(5)
Other	—	—	(144)	2	17	(1)

Total	$(134)	14%	$4,821	(69)%	$239	(8)%

The Company had federal and state NOL carryforwards of approximately $7.9 million and $7.6 million, respectively, at December 31, 2015. In addition, the Company has approximately $2.0 million of NOL carryforwards created by windfall tax benefits relating to stock compensation for which no deferred income tax assets have been recorded in accordance with the rules under FASB ASC 718. The NOLs will begin to expire in 2027. The Company has weighed the positive and negative evidence, including cumulative pre-tax losses, and determined that it is more likely than not that the deferred income tax assets, primarily related to the NOLs, will not be realized and, therefore, a full valuation allowance has been recorded against the net deferred income tax assets as of December 31, 2014 and 2015.

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

The following table sets forth revenue and long-lived tangible assets by geographic area (in thousands):

	Years Ended December 31,
	2013	2014	2015
Revenue:
United States	$111,122	$105,872	$105,228
International	685	707	5,017

Total revenue	$111,807	$106,579	$110,245

	As of December 31,
	2014	2015
Long-lived tangible assets:
United States	$14,573	$12,909
Canada	502	726
International	53	742

Total long-lived tangible assets	$15,128	$14,377

8. COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company leases office space and data center space under operating lease agreements and certain equipment under capital lease agreements with interest rates ranging from 3% to 7%.

Rent expense for operating leases was approximately $1.7 million, $2.5 million and $2.6 million for 2013, 2014 and 2015, respectively.

Lease commitments over the next five years as of December 31, 2015 can be summarized as follows (in thousands):

Years Ending December 31,	Operating Lease Commitments
2016	$2,454
2017	1,629
2018	1,422
2019	1,289
2020	367

Total lease commitments	$7,161

Years Ending December 31,	Capital Lease Commitments
2016	$1,665
2017	734
2018	232
2019	91
2020	8

Total minimum capital lease commitments	2,730
Less-amount representing interest	149

Total capital lease obligations	2,581
Less-current portion of capital lease obligations	1,007

Long-term portion of capital lease obligations	$1,574

Contract Commitments—The Company is obligated to make payments under various contracts with vendors and other business partners, principally for revenue-share arrangements. Contract commitments as of December 31, 2015 can be summarized as follows (in thousands):

Years Ending December 31,	Contract Commitments
2016	$4,140
2017	2,020
2018	660
2019	660

Total contract commitments	$7,480

Litigation—From time to time, the Company is a party to legal actions. In the opinion of management, the outcome of these matters is not expected to have a material impact on the consolidated financial statements of the Company.

9. EQUITY

Stock Repurchases—In February 2014, the board of directors approved a Stock Repurchase Program, which authorizes a repurchase of up to $5.0 million worth of the Company’s outstanding common stock. The Stock Repurchase Program has no expiration date, and may be suspended or discontinued at any time without notice.

The following table sets forth the shares of common stock repurchased through the program:

	Years Ended December 31,
	2013	2014	2015
Shares of common stock repurchased	—	229,050	—
Value of common stock repurchased (in thousands)	$—	$562	$—

Withhold to Cover—During the years ended December 31, 2014 and 2015, certain employees, in lieu of paying withholding taxes on the vesting of certain shares of restricted stock awards, authorized the withholding of shares of the Company’s common stock to satisfy their minimum statutory tax withholding requirements related to such vesting. These shares were recorded as treasury stock using the cost method at the per share closing price on the date of vesting. Shares and cost of the Company’s common stock withheld to cover minimum statutory tax withholding requirements during the years ended December 31, 2013, 2014 and 2015 were as follows:

	Years Ended December 31,
	2013	2014	2015
Shares withheld	—	4,594	99,904
Cost (in thousands)	$—	$11	$190

Warrants—Warrants to purchase 480,000 shares of common stock were issued as a component of the consideration transferred for the acquisition of the Zimbra assets (see Note 2). These warrants are exercisable at $3.00 per share and have a three-year life.

10. STOCK-BASED COMPENSATION

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected term (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The Company also estimates forfeitures of unvested stock options. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest. The Company uses the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, and volatility is based on the blended average historic price volatility for Synacor Inc. and its industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the technology industry, some larger and some similar in size, at a similar stage of life cycle and having similar financial leverage. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses an expected dividend yield of zero, as it does not anticipate paying any dividends in the foreseeable future. Expected forfeitures are based on the Company’s historical experience.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted (excluding replacement options in conjunction with modifications described below) during the periods presented:

	Years Ended December 31,
	2013	2014	2015
Volatility	59%	58%	52%
Expected dividend yield	—%	—%	—%
Risk-free rate	1.4%	1.9%	1.7%
Expected term (in years)	6.25	6.25	6.25

The Company recorded $2.6 million, $3.6 million, and $3.1 million of stock-based compensation expense for the years ended December 31, 2013, 2014, and 2015, respectively. No income tax deduction is allowed for incentive stock options (“ISOs”). Accordingly, no deferred income tax asset is recorded for the potential tax deduction related to these options. Expense related to stock option grants of non-qualified stock options (“NSOs”) results in a temporary difference, which gives rise to a deferred tax asset.

Total stock-based compensation expense included in the accompanying consolidated statements of operations for the years ended December 31, 2013, 2014 and 2015, is as follows (in thousands):

	Years Ended December 31,
	2013	2014	2015
Technology and development	$1,184	$1,621	$936
Sales and marketing	348	599	942
General and administrative	1,029	1,375	1,237

Total stock-based compensation expense	$2,561	$3,595	$3,115

Equity Incentive Plans—The Company has four stock option plans (the 2000 Stock Plan, the 2006 Stock Plan, the 2012 Equity Incentive Plan and the Special Purpose Recruitment Plan), which, as of December 31, 2015, authorize the Company to grant up to 10,118,056 stock options (ISOs and NSOs), stock appreciation rights, restricted stock, RSUs and performance cash awards. The ISOs and NSOs will be granted at a price per share not less than the fair value of the Company’s common stock at the date of grant. Options granted to date generally vest over a four-year period with 25 % vesting at the end of one year and the remaining 75% vesting monthly thereafter. Options granted generally are exercisable up to 10 years. RSUs generally vest over a three year period with one-sixth vesting at the end of each six month period.

Special Purpose Recruitment Plan—During 2013, our shareholders approved the Special Purpose Recruitment Plan from which equity compensation awards are granted to newly-hired employees. One million shares of common stock are reserved for issuance under this plan.

Stock Option Activity—A summary of stock option activity for the year ended December 31, 2015 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding—January 1, 2015	6,754,082	$2.83
Granted	2,731,500	$1.86
Exercised	(36,135)	$1.94
Forfeited	(753,529)	$2.39

Outstanding—December 31, 2015	8,695,918	$2.57	$553	7.30

Expected to vest—December 31, 2015	8,226,433	$2.60	$510	7.20

Vested and exercisable—December 31, 2015	4,039,240	$3.08	$214	5.39

Aggregate intrinsic value represents the difference between the closing stock price of the Company’s common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the Nasdaq as of December 31, 2015 was $1.75. The total intrinsic value of options exercised was approximately $0.2 million, $0.5 million, and less than $0.1 million for the years ended December 31, 2013, 2014 and 2015, respectively. The weighted-average grant date fair value of options granted was $1.86 per share, $1.31 per share, and $0.95 per share for the years ended December 31, 2013, 2014 and 2015, respectively.

As of December 31, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options was approximately $5.1 million, which is expected to be recognized over a weighted-average period of 2.63 years.

Option Modification—Effective August 4, 2014, the compensation committee of the Company’s board of directors agreed to modify all outstanding employee options with an exercise price of $3.00 per share or greater, other than options held by directors and executive officers, by resetting the exercise price per share to the closing price of the Company’s common stock on August 4, 2014. As a result of the modification, 203 employees had a total of 1,547,382 options reset to an exercise price of $2.38 per share. The total incremental compensation expense resulting from the August 2014 modification is $0.6 million. During the year ended December 31, 2014, the Company recorded $0.4 million expense related to the modification. The remaining expense will be recorded over the remaining requisite service period.

Non-plan Option Grant—On August 4, 2014, the Company appointed Himesh Bhise as President and CEO of the Company. In conjunction with the effective date of Mr. Bhise’s first day of employment, and as part of Mr. Bhise’s compensation, the Company awarded Mr. Bhise options to purchase 2,001,338 shares of the Company’s common stock with an exercise price of $2.38 per share.

RSU Activity—A summary of RSU activity for the year ended December 31, 2015 is as follows:

	Number of Stock Options	Weighted Average Fair Value
Unvested—January 1, 2015	833,788	$2.15
Granted	—	$—
Released	(255,339)	$2.14
Forfeited	(140,854)	$2.29

Unvested—December 31, 2015	437,595	$2.11

Expected to vest —December 31, 2015	700,457	$2.11

As of December 31, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $0.8 million, which is expected to be recognized over the next 1.59 years.

11. NET LOSS PER COMMON SHARE DATA

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, and to a lesser extent, shares issuable upon the release of RSUs. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method.

The following table presents the calculation of basic and diluted net loss per share for the years ended December 31, 2013, 2014 and 2015 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2013	2014	2015
Basic net loss per share:
Numerator:
Net loss	$(1,367)	$(12,931)	$(3,474)

Denominator:
Weighted-average common shares outstanding	27,306,882	27,389,793	28,213,838

Basic net loss per share	$(0.05)	$(0.47)	$(0.12)

Diluted net loss per share:
Numerator:
Net loss	$(1,367)	$(12,931)	$(3,474)

Denominator:
Number of shares used in the basic computation	27,306,882	27,389,793	28,213,838
Add weighted-average effect of dilutive securities:
Conversion of preferred stock (as if converted basis)	—	—	—
Stock options, RSUs and warrants	—	—	—

Number of shares used in diluted calculation	27,306,882	27,389,793	28,213,838

Dilutive net loss per share	$(0.05)	$(0.47)	$(0.12)

Stock options, warrants and RSUs are not included in the calculation of diluted net loss per share for the years ended December 31, 2013, 2014 and 2015 because the Company had a net loss for those years. The inclusion of these equity awards would have had an antidilutive effect on the calculation of diluted loss per share.

The following equivalent shares were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented:

	Year Ended December 31,
	2013	2014	2015
Antidilutive Equity Awards:
Stock options and RSUs	3,356,358	7,589,578	9,133,513
Warrants	—	—	480,000

12. EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) profit sharing plan that covers substantially all employees. Under the plan, eligible employees are permitted to contribute a portion of gross compensation not to exceed standard limitations provided by the Internal Revenue Service. The Company maintains the right to match employee contributions; however, no matching contributions were made during the years ended December 31, 2013, 2014 or 2015.

13. SUBSEQUENT EVENTS

On February 23, 2016, the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets of Technorati, Inc. (“Technorati”) for $3.0 million in cash (the “Purchase Price”). The Company completed the acquisition on February 26, 2016 (the “Closing”). The final allocation of the Purchase Price to the assets and liabilities acquired has not yet been completed.

The assets acquired include Technorati’s intellectual property and advertising technology platforms, products and services. Synacor also assumed certain obligations of Technorati, including the performance of Technorati’s post-closing obligations under contracts assigned to Synacor. Many of Technorati’s employees will commence employment with Synacor. We granted an aggregate of 202,000 stock options to the Technorati employees who have accepted employment with Synacor.

The Company paid $2.5 million of the Purchase Price at the Closing and withheld $0.5 million of the Purchase Price to secure Technorati’s indemnification obligations under the Asset Purchase Agreement. Pursuant to the terms of the Asset Purchase Agreement, Technorati shall indemnify Synacor for breaches of its representations and warranties, breaches of covenants and certain other matters. The representations and warranties set forth in the Asset Purchase Agreement generally survive for 12 months following the Closing, with longer survival periods for certain fundamental representations and warranties.

******