Form 10-Q
period 2016-03-31
Synacor, Inc.
filed 2016-05-16
CIK 1408278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-33843

Synacor, Inc.

(Exact name of registrant as specified in its charter)

Delaware	16-1542712
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

40 La Riviere Drive, Suite 300 Buffalo, New York	14202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (716) 853-1362

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 13, 2016, there were 30,022,369 shares of the registrant’s common stock outstanding.

SYNACOR, INC. AND SUBSIDIARIES

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets – Unaudited as of March 31, 2016 and December 31, 2015	1
	Condensed Consolidated Statements of Operations – Unaudited for the Three Months Ended March 31, 2016 and 2015	2
	Condensed Consolidated Statements of Comprehensive Loss – Unaudited for the Three Months Ended March 31, 2016 and 2015	3
	Condensed Consolidated Statements of Cash Flows—Unaudited for the Three Months Ended March 31, 2016 and 2015	4
	Notes to the Condensed Consolidated Financial Statements – Unaudited as of March 31, 2016 and December 31, 2015, and for the Three Months Ended March 31, 2016 and 2015	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6.	Exhibits	50

	SIGNATURES	51

	INDEX TO EXHIBITS	52

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SYNACOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

(In thousands except for share and per share data)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,748	$15,697
Accounts receivable, net of allowance of $447 and $372, respectively	22,423	24,341
Prepaid expenses and other current assets	4,350	3,290

Total current assets	42,521	43,328
PROPERTY AND EQUIPMENT, net	13,919	14,377
GOODWILL	15,949	15,187
INTANGIBLE ASSETS, net	16,445	14,798
INVESTMENT	1,000	1,000
OTHER LONG-TERM ASSETS	315	336

Total assets	$90,149	$89,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,108	$9,004
Accrued expenses and other current liabilities	9,529	9,765
Current portion of deferred revenue	10,298	11,295
Current portion of capital lease obligations	1,481	1,574

Total current liabilities	33,416	31,638
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	779	1,007
LONG-TERM DEBT	5,000	5,000
DEFERRED REVENUE	4,470	3,225
OTHER LONG-TERM LIABILITIES	1,112	2,052

Total liabilities	44,777	42,922

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock – par value $0.01 per share; authorized 10,000,000 shares; none issued	—	—
Common stock – par value $0.01 per share; authorized 100,000,000 shares; 30,652,054 shares issued and 29,999,006 shares outstanding at March 31, 2016 and 30,636,327 shares issued and 29,983,279 shares outstanding at December 31, 2015	307	306
Treasury stock – at cost, 653,048 shares at March 31, 2016 and December 31, 2015	(1,332)	(1,332)
Additional paid-in capital	114,014	113,238
Accumulated deficit	(67,675)	(66,110)
Accumulated other comprehensive income	58	2

Total stockholders’ equity	45,372	46,104

Total liabilities and stockholders’ equity	$90,149	$89,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(In thousands except for share and per share data)

	Three Months Ended March 31,
	2016	2015

REVENUE	$30,260	$26,730

COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	12,972	14,403
Technology and development (exclusive of depreciation and amortization shown separately below)	5,873	4,866
Sales and marketing	5,650	3,562
General and administrative (exclusive of depreciation and amortization shown separately below)	5,022	3,374
Depreciation and amortization	2,098	1,496

Total costs and operating expenses	31,615	27,701

LOSS FROM OPERATIONS	(1,355)	(971)
OTHER INCOME (EXPENSE)	2	(16)
INTEREST EXPENSE	(68)	(50)

LOSS BEFORE INCOME TAXES AND EQUITY INTEREST	(1,421)	(1,037)
INCOME TAX PROVISION	144	4
LOSS IN EQUITY INTEREST	—	(32)

NET LOSS	$(1,565)	$(1,073)

NET LOSS PER SHARE:
Basic	$(0.05)	$(0.04)

Diluted	$(0.05)	$(0.04)

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE:
Basic	29,992,248	27,407,147

Diluted	29,992,248	27,407,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(In thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(1,565)	$(1,073)
Other comprehensive income:
Changes in foreign currency translation adjustment	56	9

Comprehensive loss	$(1,509)	$(1,064)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(In thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,565)	$(1,073)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	2,098	1,496
Stock-based compensation expense	737	742
Loss in equity investment	—	32
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	2,883	1,203
Prepaid expenses and other current assets	(1,060)	(23)
Other long-term assets	21	27
Accounts payable	2,252	995
Accrued expenses and other current liabilities	(826)	(1,186)
Deferred revenue	248	—
Other long-term liabilities	(940)	(48)

Net cash provided by operating activities	3,848	2,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition	(2,500)	—
Purchases of property and equipment	(937)	(600)

Net cash used in investing activities	(3,437)	(600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on capital lease obligations	(386)	(392)
Proceeds from exercise of common stock options	10	5

Net cash used in financing activities	(376)	(387)

Effect of exchange rate changes on cash and cash equivalents	16	(28)

NET INCREASE IN CASH AND CASH EQUIVALENTS	51	1,150

Cash and cash equivalents, beginning of period	15,697	25,600

Cash and cash equivalents, end of period	$15,748	$26,750

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$68	$50

Cash paid for income taxes	$—	$30

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Liability for estimated additional acquisition consideration	$567	$—

Property, equipment and service center contracts financed under capital lease	$52	$396

Accrued property and equipment expenditures	$41	$—

Stock-based compensation capitalized to property and equipment	$30	$53

Treasury stock received to satisfy minimum withholding liabilities	$—	$71

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015, AND

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

1.	The Company and Summary of Significant Accounting Principles

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

Basis of Presentation —

The interim unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the interim unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. These interim unaudited condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any subsequent period.

The accompanying condensed consolidated balance sheet as of December 31, 2015 was derived from the audited financial statements as of that date, but does not include all the information and footnotes required by U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Concentrations of Risk —

As of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015, the Company had concentrations equal to or exceeding 10% of the Company’s revenue and accounts receivable as follows:

	Revenue
	Three Months Ended March 31,
	2016	2015
Google	17%	36%

	Accounts Receivable
	March 31, 2016	December 31, 2015
Google	12%	14%

For the three months ended March 31, 2016 and 2015, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue. The costs represent revenue share paid to customers for their supply of Internet traffic on the Company’s start experiences:

	Cost of Revenue
	Three Months Ended March 31,
	2016	2015
Customer A	29%	24%
Customer B	12%	10%
Customer C	Less than 10%	10%

Recent Accounting Pronouncements —

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify the implementation guidance on principal versus agent. The Company is currently assessing the financial impact of adopting these ASUs and the methods of adoption; however, given the scope of the new standard, the Company is currently unable to provide a reasonable estimate regarding the financial impact or which method of adoption will be elected. The Company is currently in the process of evaluating the impact of adoption of ASU 2014-09 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. Early adoption is permitted. The Company is in the process of assessing the impact of the adoption of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of assessing the impact of the adoption of this ASU on its consolidated financial statements.

2.	Acquisition

On February 19, 2016, the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets of Technorati, Inc. (“Technorati”), an advertising technology company, for $3.0 million in cash (the “Purchase Price”). The Company completed the acquisition on February 26, 2016 (the “Closing”). The Company expects the acquisition of Technorati to drive additional advertising demand, to accelerate its content and advertising syndication strategy providing access to over 1,000 new publishers, and to add new tools for publishers to its existing platform. The Company expects to realize synergies and economies of scale by combining Technorati’s publisher network, proprietary SmartWrapper solution and other advertising technology with its existing network of Managed Portals and Advertising solutions.

The assets acquired include Technorati’s intellectual property and advertising technology platforms, customer and publisher relationships, accounts receivable and equipment. The Company also assumed certain obligations of Technorati, including post-closing obligations under contracts assigned to the Company and the payment of outstanding liabilities to its publishers. Ten of Technorati’s employees commenced employment with Synacor.

The Company paid $2.5 million of the Purchase Price at the Closing, withheld $0.5 million of the purchase price to secure Technorati’s indemnification obligations under the Asset Purchase Agreement, and owes Technorati approximately $0.1 million in post-closing working capital adjustments. Pursuant to the terms of the Asset Purchase Agreement, Technorati shall indemnify the Company for breaches of its representations and warranties, breaches of covenants and certain other matters. The representations and warranties set forth in the Asset Purchase Agreement generally survive for 12 months following the Closing, with longer survival periods for certain fundamental representations and warranties.

Consideration and Allocation of Purchase Price –

The transaction was accounted for as a purchase of a business in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Under this guidance, the fair value of the consideration was determined and the assets acquired and liabilities assumed have been recorded at their estimated fair values as of the date of acquisition. The excess of the consideration over the estimated fair values has been recorded as goodwill.

The estimated transaction consideration, as well as the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the date of the acquisition are presented in the table below. Management is responsible for determining, as of the Closing, the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, and the estimated useful lives for any depreciable and amortizable assets. Management considered a number of factors, including reference to a valuation analysis performed solely for the purpose of this allocation in accordance with ASC Topic 805. The Company’s estimates are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. This analysis required the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.

Consideration (in thousands):

Cash consideration	$2,500
Fair value of indemnification holdback	500
Fair value of post-closing working capital adjustment	67

Total consideration	$3,067

Purchase price allocation (in thousands):

Assets acquired:
Accounts receivable	$965
Property and equipment	96
Customer and publisher relationships	1,380
Technology	730
Goodwill	751

Total assets acquired	3,922
Liabilities assumed:
Accounts payable and accrued expenses	855

Net assets acquired	$3,067

While the Company has used its best estimates and assumptions to value the assets acquired and liabilities assumed, the purchase price allocation is preliminary and could change during the measurement period, not to exceed one year, if new information is obtained about the facts and circumstances that existed as of the Closing, that if known would have resulted in the recognition of additional assets or liabilities or resulted in changes in the recorded values of assets and liabilities. It is not expected that acquired goodwill will be deductible for United States tax purposes. We will amortize technology and customer relationships over estimated useful lives of five years.

Acquisition costs of $0.1 million were incurred during the first quarter of 2016 and charged to general and administrative expense.

3.	Fair Value Measurements

In August 2015, the Company and Zimbra, Inc. (now known as “TZ Holdings”) entered into an agreement under which the Company acquired certain assets relating to TZ Holdings’ email/collaboration products and services business, including certain of its foreign subsidiaries, for cash consideration of $17.3 million, 2.4 million shares of common stock and warrants to purchase 480,000 shares of common stock (collectively valued at $3.2 million). The Company also held back an additional 600,000 shares of common stock and warrants to purchase an additional 120,000 shares of common stock (collectively valued at $0.8 million) to secure TZ Holdings’ indemnification claims including pending claims.

Additionally, TZ Holdings is eligible to receive cash consideration of up to $2.0 million (the “Earn-Out Consideration”) upon the satisfaction of certain business performance milestones following the closing of the transaction, subject to and contingent upon any reduction to satisfy indemnification claims including pending claims. Should the business performance milestones be met, any payment under this arrangement will be due in the third quarter of 2016. The fair value of the Earn-Out Consideration was determined to be $1.6 million.

The provisions of ASC Topic 820, Fair Value Measurements and Disclosures, establish a framework for measuring the fair value in accordance with U.S. GAAP and establish a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:

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

The Company classifies the Earn-Out Consideration within Level 3 because it is valued using unobservable inputs. There was no change to the Company’s estimate of the fair value of the Earn-Out Consideration during the three months ended March 31, 2016.

4.	Goodwill and Other Intangible Assets

The change in goodwill is as follows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance – beginning of period	$15,187	$1,565
Acquisition of Technorati	751	—
Effect of foreign currency translation	11	—

Balance – end of period	$15,949	$1,565

Intangible assets consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Customer and publisher relationships	$14,780	$13,400
Technology	2,330	1,600
Trademark	300	300

	17,410	15,300
Less accumulated amortization	(965)	(502)

Intangible assets, net	$16,445	$14,798

Amortization of intangible assets totaled $0.5 million for the three months ended March 31, 2016, and zero for the three months ended March 31, 2015.

5.	Property and Equipment – Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Computer equipment (1)	$22,196	$23,324
Computer software	12,763	12,748
Furniture and fixtures	1,959	1,945
Leasehold improvements	1,552	1,532
Work in process (primarily software development costs)	2,984	2,065
Other	241	252

	41,695	41,866
Less accumulated depreciation (2)	(27,776)	(27,489)

Property and equipment, net	$13,919	$14,377

Depreciation expense for the three months ended March 31, 2016 and 2015 was $1.6 million and $1.5 million, respectively.

Notes:

(1)	Includes equipment and software held under capital leases of $4.2 million and $4.1 million as of March 31, 2016 and December 31, 2015, respectively.
(2)	Includes $2.2 million and $1.8 million of accumulated depreciation of equipment under capital leases as of March 31, 2016 and December 31, 2015, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued compensation	$3,518	$6,112
Accrued content fees	2,436	1,964
Current portion of contingent consideration	826	—
Accrued business acquisition consideration	567	—
Other	2,182	1,689

Total	$9,529	$9,765

7.	Information About Segment and Geographic Areas

Operating segments are components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a total company basis, accompanied by information about revenue by major service line for purposes of allocating resources and evaluating financial performance. Profitability measures by service line are not prepared or used. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the company level. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure.

The following table sets forth revenue and long-lived tangible assets by geographic area (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenue:
United States	$26,464	$26,530
International	3,796	200

Total revenue	$30,260	$26,730

	March 31, 2016	December 31, 2015
Long-lived tangible assets:
United States	$12,044	$12,909
Canada	732	726
Other international	1,143	742

Total long-lived tangible assets	$13,919	$14,377

8.	Commitments and Contingencies

Contract Commitments — The Company is obligated to make payments under various contracts with vendors and other business partners, principally for revenue-share and content arrangements. Contract commitments as of March 31, 2016 are summarized as follows (in thousands):

Year ending December 31,
2016 (remaining nine months)	$4,140
2017	2,020
2018	660

Total	$6,820

Contingent Consideration —

In connection with the Company’s acquisition of certain email/collaboration assets from TZ Holdings in September 2015 (see Note 3), TZ Holdings is eligible to receive up to an additional $2.0 million in cash upon the satisfaction of certain business performance milestones following the closing of the transaction, subject to and contingent upon any reduction to satisfy indemnification claims including pending claims. This liability is valued at $1.6 million, of which $0.8 million is included in accrued expenses and other current liabilities and $0.8 million is included in other long-term liabilities at March 31, 2016.

Additionally, the Company also held back an additional 600,000 shares of common stock and warrants to purchase an additional 120,000 shares of common stock (collectively valued at $0.8 million) to secure TZ Holdings’ indemnification claims including pending claims.

In connection with the Company’s acquisition of the Technorati assets (see Note 2), the Company withheld $0.5 million of the purchase price to secure Technorati’s indemnification obligations under the Asset Purchase Agreement, with payment under this arrangement due in the first quarter of 2017. Additionally, the Company owes approximately $0.1 million in post-closing working capital adjustments. This amount is included in accrued expenses and other current liabilities at March 31, 2016.

Litigation —

From time to time, the Company is a party to legal actions. In the opinion of management, the outcome of these matters is not expected to have a material impact on the consolidated financial statements of the Company.

9.	Stock-based Compensation

The Company has stock-based employee compensation plans for which compensation cost is recognized in its financial statements. The cost is measured at the grant date, based on the fair value of the award, determined using the Black-Scholes option pricing model, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

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

Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the periods presented, is as follows (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Technology and development	$241	$217
Sales and marketing	223	241
General and administrative	273	284

Total stock-based compensation expense	$737	$742

Stock Option Activity – A summary of the stock option activity for the three months ended March 31, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	8,695,918	$2.57
Granted	893,500	$1.66
Exercised	(10,500)	$0.93
Forfeited or expired	(51,562)	$2.19

Outstanding at March 31, 2016	9,527,356	$2.49	7.33	$126

Vested and expected to vest at March 31, 2016	9,006,987	$2.52	7.23	$125

Vested and exercisable at March 31, 2016	4,489,297	$3.02	5.52	$119

Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the NASDAQ as of March 31, 2016 was $1.40 per share. The total intrinsic value of options exercised for the three months ended March 31, 2016 was minor. The weighted average fair value of options issued during the three months ended March 31, 2016 amounted to $0.74 per option share.

As of March 31, 2016, the unrecognized compensation cost related to non-vested options granted, for which vesting is probable, was approximately $5.1 million. This cost is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of shares vested was $0.7 million for the three months ended March 31, 2016.

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

Stock options, warrants and Restricted Stock Units are not included in the calculation of diluted net loss per share for the three months ended March 31, 2016 and 2015 because the Company had a net loss for those periods. The inclusion of these equity awards would have had an antidilutive effect on the calculation of diluted loss per share. As such, the Company’s calculations of basic and diluted net loss per share are identical.

The following table presents the calculation of basic and diluted net loss per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Basic and diluted net loss per share:
Numerator:
Net loss (in thousands)	$(1,565)	$(1,073)

Denominator:
Weighted average common shares outstanding	29,992,248	27,407,147

Basic and diluted net loss per share	$(0.05)	$(0.04)

The following equivalent shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended
	March 31, 2016	March 31, 2015
Anti-dilutive equity awards:
Stock options and Restricted Stock Units	9,910,649	8,316,190
Warrants	480,000	—

11.	Subsequent Event

On May 4, 2016, the Company announced it had entered into a three-year agreement with AT&T Services, Inc. (or “AT&T”) to provide Managed Portals and Advertising solutions for use by AT&T’s consumers. The Company expects that certain products will be deployed under this contract in the second quarter of 2016, with full deployment expected in early 2017. The Company expects that revenue attributable to AT&T will account for a substantial portion of its revenue beginning in 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-Q and with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Overview

We generate search and digital advertising revenue from consumer traffic on our Managed Portals and Advertising solutions, which we collect from our search partner, Google Inc., or Google, our advertising network providers and directly from advertisers,. We typically share a portion of this Managed Portals and Advertising revenue with our customers. Growth in this portion of our business is dependent on expansion of relationships with our existing customers and new customers adopting our Managed Portals and Advertising solutions, and increased engagement by their consumers with these solutions.

We also generate revenue from our Recurring and Fee-Based Revenue solutions for the use of our technology, email and messaging, premium services and paid content. We generate this revenue in the form of licensing fees including perpetual licenses, subscription licenses, maintenance and support fees, and professional services. As we expand our Cloud ID, syndicated content, Email/Collaboration and other premium services offerings, we expect to generate increased Recurring and Fee-Based revenue from our customers.

During the three months ended March 31, 2016, Managed Portals and Advertising revenue was $17.3 million, a decrease of 16% as compared to $20.6 million for the three months ended March 31, 2015. Search revenue decreased by $4.5 million, or 46%, for the three months ended March 31, 2016 compared to the same period in 2015. We believe the decrease was due to ongoing migration of search activity from personal computers to other devices, such as tablets and smartphones, generally across the consumer base, and the residual effect of the placement of our Managed Portals and Advertising solutions on the second tab of the default Windows 8 internet browser by our consumer electronics customers.

We anticipate that search activity will increase on smartphones and tablets in the future and we believe our continuing investment in our next-generation Managed Portals and Advertising solutions will allow us to compete more effectively for search activity on smartphones and tablets. Additionally, in May 2016, we entered into a three-year portal services contract with AT&T Services, Inc., or AT&T, to provide Managed Portals and Advertising solutions for use by AT&T’s customers.

Digital advertising revenue increased by $1.1 million in the first quarter of 2016 as compared to the same period in 2015 as a result of an increase in video advertising and higher contractual rates for advertising. Our February 2016 acquisition of certain assets of Technorati, Inc., or Technorati, an advertising technology company, contributed to the increase. Combining Technorati’s publisher network and proprietary advertising technologies with our existing network of Managed Portals and Advertising solutions creates a large-scale media solutions platform that enables our customers to increase engagement with their consumers and further monetize that engagement. We expect the acquisition of Technorati assets to drive additional advertising demand, to accelerate our content and advertising syndication strategy by giving us access to over 1,000 new publishers, and to add new tools for publishers to our platform.

We anticipate video advertising may become an increasing percentage of our advertising revenue which may also serve to increase our advertising revenue per thousand impressions (referred to as cost per mille or CPMs). We also anticipate that the signing of new customers and launching new mobile app products may help add new Managed Portals and Advertising revenue in future years.

Our Recurring and Fee-Based revenue consists of fees charged for the use of our proprietary technology and for the use of, or access to, services, such as e-mail and messaging, security, Cloud ID, online games, music and other premium services and paid content. During the three months ended March 31, 2016, Recurring and Fee-Based revenue was $13.0 million, an increase of 114% over $6.1 million in the same period in 2015, primarily due to sales of the Zimbra Email/collaboration products and services.

As we obtain new customers and those new customers introduce our Managed Portals to their consumers, we expect usage of our solutions and revenue from our Managed Portals to increase over time. There are a variety of reasons for this ramp-up process. For example, a new customer may migrate its consumers from its existing technology to our technology over a period of time. Moreover, a new customer may initially launch a selection of our services and products, rather than our entire suite of offerings and subsequently broaden their service and product offerings over time. When a customer launches a new service or product, marketing and promotional activities may be required to generate awareness and interest among consumers.

Revenue attributable to our customers includes the Recurring and Fee-Based revenue earned directly from them, as well as the Managed Portals and Advertising revenue generated through our relationships with our search and digital advertising partners (such as Google for search advertising and advertising networks, advertising agencies and advertisers for digital advertising). This revenue is attributable to our customers because it is produced from the traffic on our Managed Portals. These search and advertising partners provide us with advertisements that we then deliver with search results and other content on our Managed Portals. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In the three months ended March 31, 2016, search advertising through our relationship with Google generated approximately 17% of our revenue, or $5.2 million (all of which was attributable to our customers). For the three months ended March 31, 2016, search, digital advertising and other services attributable to one customer accounted for approximately 20% of our revenue, or $6.1 million.

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

Key Business Metric

In addition to the line items in our financial statements, we review the number of multiplatform unique visitors to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe disclosing this metric is useful for investors and analysts to understand the underlying trends in our business. The following table reflects the number of multiplatform unique visitors for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Multiplatform unique visitors	71,017,363	22,009,758

We define multiplatform unique visitors as consumers who have visited (from either mobile or desktop sources at least once, computed on an average monthly basis during a particular time period) one of our Managed Portals or other sites for which we provide content or advertising services (including visitors to Technorati Media Network sites following our acquisition of Technorati in late February 2016). As the number of multiplatform unique visitors increases, we expect that we will generate additional revenue from our Managed Portals and Advertising solutions. We rely on comScore to provide this data. comScore estimates this data based on the U.S. portion of the internet activity of its worldwide panel of consumers and its proprietary data collection method.

Components of our Results of Operations

Revenue

We derive our revenue from two categories: revenue generated from search and digital advertising activities and Recurring and Fee-Based revenue, each of which is described below. The following table shows the revenue in each category, both in amount and as a percentage of revenue, for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,	March 31,
	2016	2015
	(in thousands)
Revenue:
Search and digital advertising	$17,258	$20,647
Recurring and fee-based	13,002	6,083

Total revenue	$30,260	$26,730

Percentage of Revenue:
Search and digital advertising	57%	77%
Recurring and fee-based	43%	23%

Total revenue	100%	100%

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

Technology and Development

Technology and development expenses consist primarily of compensation-related expenses incurred for the research and development of, enhancements to, and maintenance and operation of our products, equipment and related infrastructure. Technology and development expenses also include the costs of operating data centers domestically and internationally.

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

Other Expense

Other expense consists primarily of foreign currency transaction gains and losses, and interest income earned.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	although depreciation is a non-cash charge, the assets being depreciated may have to be replaced in the future, and adjusted EBITDA does not reflect capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not consider the potentially dilutive impact of equity compensation;

•	adjusted EBITDA does not reflect the impact of tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended
	March 31,	March 31,
	2016	2015
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(1,565)	$(1,073)
Provision for income taxes	144	4
Interest expense	68	50
Other (income) expense	(2)	16
Depreciation and amortization	2,098	1,496
Stock-based compensation	737	742
Loss in equity interest	—	32

Adjusted EBITDA	$1,480	$1,267

Results of Operations

The following tables set forth our results of operations for the periods presented in amount and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	March 31,	March 31,
	2016	2015
	(in thousands)
Revenue	$30,260	$26,730
Costs and operating expenses:
Cost of revenue [1]	12,972	14,403
Technology and development 1 2	5,873	4,866
Sales and marketing [2]	5,650	3,562
General and administrative 1 2	5,022	3,374
Depreciation and amortization	2,098	1,496

Total costs and operating expenses	31,615	27,701

Loss from operations	(1,355)	(971)
Other income (expense)	2	(16)
Interest expense	(68)	(50)

Loss before income taxes and equity interest	(1,421)	(1,037)
Provision for income taxes	144	4
Loss in equity interest	—	(32)

Net loss	$(1,565)	$(1,073)

Notes:

[1]	Exclusive of depreciation and amortization shown separately
[2]	Includes stock-based compensation, as follows:

	Three Months Ended
	March 31,	March 31,
	2016	2015
	(in thousands)
Technology and development	$241	$217
Sales and marketing	223	241
General and administrative	273	284

	$737	$742

	Three Months Ended
	March 31,	March 31,
	2016	2015
	(in thousands)
Revenue	100%	100%
Costs and operating expenses:
Cost of revenue [1]	43	54
Technology and development [1]	19	18
Sales and marketing	19	13
General and administrative [1]	17	13
Depreciation and amortization	7	6

Total costs and operating expenses	105	104

Loss from operations	(5)	(4)

Other income (expense)	—	—
Interest expense	—	—

Loss before income taxes and equity interest	(5)	(4)
Provision for income taxes	—	—
Loss in equity interest	—	—

Net loss	(5%)	(4%)

Note:

[1]	Exclusive of depreciation and amortization shown separately

Comparison of the three months ended March 31, 2016 and 2015

Revenue

	Three Months Ended
	March 31,	March 31,
	2016	2015	% Change
	(in thousands)
Revenue:
Search and digital advertising	$17,258	$20,647	(16)
Recurring and fee-based	13,002	6,083	114

Total revenue	$30,260	$26,730	13

Percentage of Revenue:
Search and digital advertising	57%	77%
Recurring and fee-based	43%	23%

Total revenue	100%	100%

Three months ended 2016 compared to 2015. Revenue in 2016 increased by $3.5 million, or 13%, compared to the same period in 2015. Recurring and Fee-Based revenue increased by $6.9 million, or 114%, due to increases in Email/collaboration service revenue associated with our acquisition of certain Zimbra assets in the third quarter of 2015, and due to increased video product sales. Search and digital advertising revenue decreased by $3.4 million, or 16%. Search revenue declined by $4.5 million while digital advertising revenue increased by $1.1 million. The decrease in search revenue was due in part to the residual effect of the placement of our Managed Portals on the second tab of the default Windows 8 internet browser by our consumer electronics customers. We also believe that a portion of the decrease in search revenue was due to ongoing migration of search activity from personal computers to other devices, such as tablets and smartphones, generally across the consumer base. The increase in digital advertising revenue was driven by a combination of a continued increase in video advertising and higher contractual rates for such advertisements, as well as revenue from the former Technorati business.

Cost of Revenue

	Three Months Ended
	March 31,	March 31,
	2016	2015	% Change
	(in thousands)
Cost of revenue	$12,972	$14,403	(10)
Percentage of revenue	43%	54%

Three months ended 2016 compared to 2015. Our cost of revenue consists primarily of revenue-sharing costs from search and digital advertising placed on our Managed Portals. Cost of revenue decreased by $1.4 million, or 10% for the three months ended March 31, 2016 as compared to the same period in the prior year. The decrease in cost was due primarily to the decrease in search revenue, offset only partially by an increase in revenue-sharing costs relating to digital advertising revenue. The improvement in cost of revenue as a percentage of revenue, from 54% to 43%, was attributable to an improvement in revenue mix, as higher margin Recurring and Fee-Based revenue increased as a percentage of total revenue.

Technology and Development Expenses

	Three Months Ended
	March 31,	March 31,
	2016	2015	% Change
	(in thousands)
Technology and Development Expenses	$5,873	$4,866	21
Percentage of revenue	19%	18%

Three months ended 2016 compared to 2015. Technology and development expenses consist of both the development of new products and services and the cost of operating multiple data centers domestically and internationally. The increase in 2016 as compared to 2015 was $1.0 million, or 21%, and was principally attributable to the operating expenses associated with our Zimbra Email/collaboration products and services.

Sales and Marketing Expenses

	Three Months Ended
	March 31,	March 31,
	2016	2015	% Change
	(in thousands)
Sales and marketing	$5,650	$3,562	59
Percentage of revenue	19%	13%

Three months ended 2016 compared to 2015. Sales and marketing expenses increased by $2.1 million, or 59%, in the first quarter of 2016 as compared with 2015. The increase was primarily the result of the additional domestic and international sales and marketing personnel and their related expenses affiliated with our Zimbra Email/collaboration products and services.

General and Administrative Expenses

	Three Months Ended
	March 31,	March 31,
	2016	2015	% Change
	(in thousands)
General and administrative	$5,022	$3,374	49
Percentage of revenue	17%	13%

Three months ended 2016 compared to 2015. General and administrative expenses increased by $1.6 million, or 49%, in the three months ended March 31, 2016 as compared with the same period in 2015. The increase was due in part to increased administrative office expenses added with the Zimbra email/collaboration acquisition, including offices in five foreign countries, as well as increased professional service costs, acquisition costs, and start-up costs associated with the Company’s engagement with AT&T.

Depreciation and Amortization Expense

	Three Months Ended
	March 31,	March 31,
	2016	2015	% Change
	(in thousands)
Depreciation and amortization	$2,098	$1,496	40
Percentage of revenue	7%	6%

Three months ended 2016 compared to 2015. The $0.6 million increase in depreciation and amortization for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was due almost entirely to a full quarter of amortization of Zimbra intangible assets in 2016, with no corresponding amortization in the first quarter of 2015, as the assets were acquired in the third quarter of 2015.

Other Income (Expense)

	Three Months Ended
	March 31,	March 31,
	2016	2015
	(in thousands)
Other income (expense)	$2	$(16)

Three months ended 2016 compared to 2015. Other income (expense) consists of interest income and foreign currency transaction and measurement gains and losses related to our international operations.

Interest Expense

	Three Months Ended
	March 31,	March 31,
	2016	2015	% Change
	(in thousands)
Interest expense	$68	$50	36

Three months ended 2016 compared to 2015. Interest expense consists of interest on long-term debt and capital leases and increased in the first quarter of 2016 over 2015 due to the Company’s long-term bank borrowings outstanding in the quarter.

Provision for Income Taxes

	Three Months Ended
	March 31,	March 31,
	2016	2015
	(in thousands)
Provision for income taxes	$144	$4

Three months ended 2016 compared to 2015. The $0.1 million increase in our income tax provision in the first quarter of 2016 as compared to 2015 is attributable to tax withholdings on remittances from customers in foreign countries.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements are for financing working capital, investing in capital expenditures such as computer hardware and software, supporting research and development efforts, introducing new technology, enhancing existing technology, and marketing our services and products to new and existing customers. In addition, we expect to incur approximately $10.0 million in start-up expenses, development expenses and capital expenditures through the first quarter of 2017 specifically relating to our contract to provide desktop and mobile portal services to AT&T. To the extent that existing cash and cash equivalents, cash from operations, cash from short-term borrowings and cash from the exercise of stock options are insufficient to fund our future activities, we may need to raise additional funds through public or private equity offerings or debt financings.

In September 2013, we entered into a Loan and Security Agreement with Silicon Valley Bank, or the Lender, which was amended most recently in February 2016 (as amended, the “Loan Agreement”). The Loan Agreement provides for a $12.0 million secured revolving line of credit with a stated maturity of September 27, 2018. The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of March 31, 2016, we had $5.0 million in outstanding borrowing under the Loan Agreement; subject to the operation of the borrowing formula, an additional $7.0 million was available for draw under the Loan Agreement.

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

Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property. The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance. The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of March 31, 2016, we were in compliance with the covenants and anticipate continuing to be so.

As of March 31, 2016, we had approximately $15.7 million of cash and cash equivalents and money market funds. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our revolving credit line, will be sufficient to meet our anticipated working capital, interest payments, capital lease payment obligations, capital expenditure requirements, and payments of contingent acquisition consideration, if any, for at least the next 12 months.

Cash Flows

Statement of Cash Flows Data

	Three Months Ended
	March 31,	March 31,
	2016	2015
	(in thousands)
Net cash flows provided by operating activities	$3,848	$2,165
Net cash flows used in investing activities	$(3,437)	$(600)
Net cash flows used in financing activities	$(376)	$(387)

Cash Provided by Operating Activities

Operating activities provided $3.8 million of cash in the three months ended March 31, 2016, an increase of $1.7 million, or 78%, over the same period in 2015. The improved operating cash flow resulted primarily from improved EBITDA, a reduction in accounts receivable and an increase in accounts payable.

Cash flows provided by operating activities results from our net loss, adjusted for non-cash income and expense items and changes in our operating assets and liabilities. The net loss was $1.6 million, which included non-cash depreciation and amortization expense of $2.1 million and stock-based compensation expense of $0.7 million. Changes in our operating assets and liabilities provided $2.6 million of cash, primarily the result of a $2.9 million decrease in accounts receivable (without taking into effect accounts receivable acquired in the Technorati acquisition) and a $2.3 million increase in accounts payable (also without taking into effect liabilities assumed in the Technorati acquisition), offset partially by a $1.1 million increase in prepaid expenses and other current assets and a $1.7 million decrease in accrued expenses and other current liabilities. The decrease in accrued expenses and other current liabilities was primarily due to a decrease in accrued compensation costs relating to incentive compensation earned and accrued in 2015 and paid in 2016. The increase in prepaid expenses and other current assets was primarily due to an increase in prepayments to vendors for components of our cost of revenue.

In the three months ended March 31, 2015 operating activities provided $2.2 million of cash. The net loss was $1.1 million, which included non-cash depreciation of $1.5 million and non-cash stock-based compensation expense of $0.7. Changes in our operating assets and liabilities provided $1.0 million of cash, primarily due to a $1.2 million inflow of cash related to the timing of cash collections from accounts receivable, prepaid expenses and other assets of $0.1 million, combined with an increase of our accounts payable of $1.0 million and a decrease in our accrued expenses and other current liabilities of $1.1 million. The decrease in accrued expenses and other current liabilities was primarily due to the decrease of accrued compensation costs of $1.2 million primarily relating to incentive compensation earned and accrued in 2014 and paid in 2015. The increase in our prepaid and other current assets was primarily due to the increase of prepayments to vendors for components of our cost of revenue and insurance coverages in the three months ended March 31, 2015.

Cash Used in Investing Activities

Cash used in investing activities totaled $3.4 million in the three months ended March 31, 2016, as compared to $0.6 million in the comparable 2015 period. We paid $2.5 million for the acquisition of assets from Technorati during the first quarter of 2016, and $0.9 million for the purchase of property and equipment, primarily for the investment in the development of software. In the first quarter of 2015, we made $0.6 million in purchases of property and equipment, principally for the development of internal-use software and build-out of our data centers.

Cash Used in Financing Activities

For the three months ended March 31 in both 2016 and 2015, net cash used in financing activities amounted to $0.4 million, consisting primarily of repayments of obligations under capital leases.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These primarily include interest rate, inflation, and foreign currency risk.

Interest Rate Risk

Our cash and cash equivalents primarily consist of cash and money market funds. Our exposure to market risk for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.

We have bank debt with an outstanding balance of $5.0 million at March 31, 2016, which bears interest at a variable annual rate of either 1.00% above the “prime rate” as published in The Wall Street Journal or LIBOR for the relevant period plus 3.50%, at our election, thus subjecting us to interest rate risk. A 10% increase or decrease in these interest rates would not have a significant impact on our interest expense. Although not significant, we are currently evaluating actions we may take to mitigate this exposure. Refer to Note 5, Long-Term Debt, of the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information about our outstanding debt.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Foreign Currency Risks

We are also subject to foreign currency exchange risk relating to our operations in Canada, Europe, India, Japan and Singapore. Our expenses at these locations are denominated in the local currencies and our results of operations are influenced by changes in the exchange rates between the U.S. Dollar and these local currencies, principally the Canadian Dollar, Euro, British Pound Sterling, Yen, Rupee and Singapore Dollar. In addition, certain of our accounts receivable are denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound Sterling, and Japanese Yen. A 10% increase or decrease in the applicable currency exchange rates could result in an increase or decrease in our currency exchange (loss) gain of approximately $0.4 million, calculated based on our foreign currency denominated accounts receivable as of March 31, 2016.

Subsequent to March 31, 2016, in response to foreign currency risks relating to our foreign currency denominated accounts receivable balances, we entered into a short-term hedge contract to lock in the dollar value of a Yen-denominated receivable, and may enter into similar contracts in the future to minimize the foreign currency risk with respect to significant receivable balances.

We continue to evaluate our various foreign currency rate exposures and may take additional steps to mitigate these exposures.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on traffic on our Managed Portals to generate search and digital advertising revenue, a substantial portion of which is derived from text-based links to advertisers’ websites as a result of internet searches. We have a revenue-sharing relationship with Google under which we include a Google-branded search tool on our Managed Portals. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately

28%, 42%, and 51% of our revenue in 2015, 2014, and 2013 or $31.2 million, $45.4 million and $57.5 million, respectively, and approximately 17% of our revenue in the three months ended March 31, 2016, or $5.3 million. Our agreement with Google was renewed in March 2014 for a three year term and expires in February 2017 unless we and Google mutually elect to renew it. Additionally, Google may terminate our agreement if we experience a change in control, if we enter into an agreement providing for a change in control, if we do not maintain certain search and digital advertising revenue levels or if we fail to conform to Google’s search policies and advertising policies. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of internet traffic. Any changes in these methodologies, metrics and advertising technology platforms could decrease the advertising rates that we receive and/or the amount of revenue that we generate from digital advertisements. If advertisers were to discontinue their advertising via internet searches, if Google’s revenue from search-based advertising were to decrease, if Google’s share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be materially and adversely affected. Moreover, consumers’ increased use of search tools other than the Google-branded search tool we provide would have similar effects.

A loss of any significant Managed Portals and Advertising customer could negatively affect our financial performance.

In 2015, we derived a substantial portion of our revenue from a small number of Managed Portals customers. Revenue attributable to these customers includes the Recurring and Fee-Based revenue earned directly from them, as well as the search and digital advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our Managed Portals. Revenue attributable to CenturyLink, Inc., or CenturyLink, Toshiba America Information Systems, Inc., or Toshiba, and Verizon Corporate Services Group, Inc., or Verizon together accounted for approximately 49% of our revenue, or $53.5 million for the year ended December 31, 2015. For 2015, revenue attributable to one of these customers accounted for 20% or more of our revenue, and revenue attributable to each of the other two customers accounted for more than 10% of our revenue. For the three months ended March 31, 2016, revenue attributable to one customer accounted for approximately 20% of our revenue, or $6.1 million. No other customer accounted for 10% or more of our revenue for that period. In the first quarter of 2016, revenue attributable to Verizon accounted for less than 10% of our revenue. In 2015, Verizon acquired AOL, and as a result, we would expect that our revenue attributable to Verizon may decline in future periods.

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

We have incurred significant losses in each year of operation other than 2009, 2011, and 2012, including a pre-tax net loss of $3.6 million in 2010, a pre-tax net loss of $1.5 million in 2013, a pre-tax net loss of $8.1 million in 2014, a pre-tax net loss of $3.1 million in 2015, and a pre-tax net loss of $1.4 million in the first quarter of 2016. Our pre-tax net income in 2009, 2011, and 2012 was $0.3 million, $3.9 million, and $5.6 million, respectively. We have taken cost saving measures, including a reduction in workforce carried out in September 2014. However, our expenses may increase in future periods as we implement initiatives designed to grow our business including, among other things, the start-up and product development expenses we will incur in connection with providing Managed Portals and Advertising solutions to AT&T, acquisitions of complementary businesses (such as our acquisition of the Zimbra assets and our acquisition of certain assets from Technorati), the development and marketing of new services and products, licensing of content, expansion of our infrastructure and international expansion. If our revenue does not sufficiently increase to offset these expected increases in operating expenses, we may incur significant losses and may not be profitable. For example, although our revenue in the first quarter of 2016 increased as compared to the first quarter of 2015 and our revenue in 2015 increased as compared to 2014, we have not yet returned to profitability. We may not be able to return to or maintain profitability in the future. Any failure to achieve or maintain profitability may materially and adversely affect our business, financial condition, results of operations and impact our ability to utilize our net operating loss carryforwards. As a result of our pre-tax cumulative losses, we have established a full valuation allowance against our deferred income tax asset, which includes our net operating loss carryforwards.

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

To retain our existing customers, attract new customers and increase revenue, we must continue to develop and introduce new services and products on a timely basis and continue to develop additional features to our existing product base. For example, under our relationship with AT&T, we have agreed to deliver a number of additional products and services to AT&T’s consumers. If our existing and prospective customers do not perceive that we will deliver our services and products on schedule, or if they do not perceive our services and products to be of sufficient value and quality, we may lose the confidence of our existing customers and fail to increase sales to these existing customers, existing customers may be able to terminate their agreements with us, and we may not be able to attract new customers, each of which would adversely affect our operating results.

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

Our revenue from high-speed internet service and communications providers, including our search and digital advertising revenue generated by online consumer traffic on our Managed Portals and our revenue from our Email/Collaboration offerings, accounted for approximately 82% in 2015, approximately 85% in 2014, approximately 83% in 2013, and approximately 76% in the three months ended March 31, 2016. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated revenue. Under our agreements with some of our customers, including Verizon and CenturyLink, they have the right to terminate the agreement if we are acquired by one of their competitors.

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

We use a variety of indirect distribution methods for our offerings, including channel partners, such as cloud service providers, distributors, and value added resellers. A number of these partners in turn distribute our offerings via their own networks of channel partners with whom we have no direct relationship. These relationships allow us to offer our technologies to a much larger customer base than we would otherwise be able to through our direct sales and marketing efforts.

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

Certain of our agreements with Managed Portals and Advertising customers and content providers require us to make fixed payments to them. The aggregate amount of such fixed payments for the years ending December 31, 2016 (nine months remaining), 2017 and 2018 total approximately $4.1 million, $2.0 million, and $0.7 million, respectively. We are required to make these fixed payments regardless of the achievement of any revenue objectives or subscriber or usage levels. If we do not achieve our financial objectives, these contractual commitments would constitute a greater percentage of our revenue than originally anticipated and would adversely affect our profitability.

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

Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance, marketing and creative personnel. Further, we will need to hire personnel outside the United States to continue to pursue an international expansion strategy, and we will need to hire additional advertising salespeople to sell more advertisements directly. In order to successfully deploy the Managed Portals and Advertising solutions we are obligated to provide under our contract with AT&T, we expect to hire additional technical, creative, marketing and support personnel. We face intense competition for qualified individuals from numerous technology, marketing and media companies, and we may incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals, or we may be required to pay increased compensation in order to do so. If we were to be unable to attract and retain the qualified personnel we need to succeed, our business could suffer.

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

Following the merger of our predecessor companies, Chek, Inc., or Chek, and MyPersonal.com, Inc., or MyPersonal, to form Synacor, much of our business expansion resulted from organic growth. More recently, however, we have sought to, and may continue to seek to, grow through strategic acquisitions. For example, in the first quarter of 2016, we acquired certain assets from Technorati, and in 2015, we acquired the Zimbra assets and certain assets of NimbleTV. Our goal of returning to growth may place significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new technologies and acquisitions (such as the assets acquired from Technorati, the Zimbra assets, and NimbleTV) into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees. Growth could strain our ability to:

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

The operation of our business and our growth strategy may require significant additional capital, especially if we were to accelerate our expansion and acquisition plans. Additionally, we expect to incur significant start-up expenses, development expenses and capital expenditures through early 2017 relating to our contract to provide desktop and mobile portal services to AT&T. If the cash generated from operations and otherwise available to us is not sufficient to meet our capital requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We may not be able to raise needed capital on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may cause our existing stockholders to suffer substantial dilution. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. As with our credit facility with Silicon Valley Bank, any debt financing obtained by us in the future could contain restrictive covenants that may potentially restrict our operations, and if we do not effectively manage our business to comply with those covenants, our business, financial condition and results of operations could be adversely affected. If new sources of financing are required but are insufficient or unavailable, we could be required to delay, abandon or otherwise modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.

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

We collect, and have access to, personal information of subscribers, including names, addresses, account numbers, credit card numbers and email addresses. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other subscriber data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. For example, within the European Union, legislators are currently considering a revision to the 1995 European Union Data Protection Directive that would include more stringent operational requirements for processors and controllers of personal information and that would impose significant penalties for non-compliance. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or our privacy-related legal obligations (including obligations in agreements with our customers), or any compromise of security that results in the unauthorized release or transfer of personal information or other subscriber data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, or, in some situations, terminate their agreements with us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws or our policies, such violations may also put subscriber information at risk and could in turn have an adverse effect on our business.

Any failure to convince advertisers of the benefits of advertising with us would harm our business, financial condition and results of operations.

We have derived and expect to continue to derive a substantial portion of our revenue from digital advertising on our Managed Portals. Such advertising accounted for approximately 43%, 36%, and 29% of our revenue for the years ended December 31, 2015, 2014, and 2013, respectively, and approximately 40% of our revenue for the three months ended March 31, 2016. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

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

As of March 31, 2016, we had substantial federal and state net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “five-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. For these purposes, a five-percent stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding stock. In addition, persons who own less than 5% of the outstanding stock are grouped together as one or more “public groups,” which are also treated as five-percent stockholders. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset United States federal and state taxable income and taxes may be subject to limitations.

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

We have derived and expect to continue to derive a substantial majority of our revenue from search and digital advertising on our Managed Portals. Such search and digital advertising revenue accounted for approximately 71%, 79% and 81% of our revenue for the years ended December 31, 2015, 2014 and 2013, or $78.3 million, $83.9 million, and $90.4 million respectively, and approximately 57%, or $17.3 million in the three months ended March 31, 2016. However, the prospects for continued demand and market acceptance for internet advertising are uncertain. If advertisers do not continue to increase their usage of the internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the internet. As the internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for internet advertising. Many historical predictions by industry analysts and others concerning the growth of the internet as a commercial medium have overstated the growth of the internet and you should not rely upon them. This growth may not occur or may occur more slowly than estimated.

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

Our directors and executive officers and their respective affiliates, beneficially own or directly or indirectly control (including by voting proxy), as of March 21, 2016, approximately 25% of our outstanding common stock (including exercisable options). Additionally, shares held by TZ Holdings are subject to a voting agreement pursuant to which all shares held by TZ Holdings shall be voted in the manner recommended by our Board of Directors. As a result, these stockholders, if they were to act together, would have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they act together, would have the ability to influence significantly the management and affairs of our company. Accordingly, this concentration of ownership might harm the trading price of our common stock by:

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on May 10, 2016, our trading price has ranged from $1.03 to $18.00. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to the various factors set forth in this “Risk Factors” section, as well as:

•	variations in our financial performance;

•	announcements of technological innovations, new services and products, strategic alliances, asset acquisitions, or significant agreements by us or by our competitors, including, for example, the agreement we entered into with AT&T in May 2016 to provide desktop and mobile portal solutions;

•	changes in the estimates of our operating results or changes in recommendations or withdrawal of research coverage by securities analysts;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	adoption or modification of laws, regulations, policies, procedures or programs applicable to our business or announcements relating to these matters.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 11, 2016, we announced that George Chamoun’s service as our President of Service Provider Sales and Marketing had ended. Mr. Chamoun will continue to serve as a special sales and marketing adviser to help with transition matters. Singu Srinivas, our Senior Vice President and General Manager, Strategic Accounts, will lead our Service Provider Sales group while we search for a seasoned sales executive to lead our global service provider sales and marketing team.

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

SYNACOR, INC.
(Registrant)

Date: May 16, 2016	By:	/s/ Himesh Bhise
Himesh Bhise
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016	By:	/s/ William J. Stuart
William J. Stuart
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1†‡	Asset Purchase Agreement dated February 19, 2016 by and among Synacor, Inc., Technorati, Inc. and Shareholder Representative Services LLC solely in its capacity as the representative of Technorati and Technorati’s securityholders.

10.2	Consent and Fourth Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated February 25, 2016.

10.3*	Amendment Number Seven to Google Services Agreement between Google Inc. and Synacor, Inc. effective as of March 1, 2016.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

†	Confidential treatment has been granted for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.
‡	Incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 001-33843) filed on February 29, 2016.
*	Confidential treatment has been requested for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.