Form 10-Q
period 2016-06-30
Synacor, Inc.
filed 2016-08-15
CIK 1408278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 10, 2016, there were 30,291,012 shares of the registrant’s common stock outstanding.

SYNACOR, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SYNACOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

(In thousands except for share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,295	$15,697
Accounts receivable, net of allowance of $213 and $372, respectively	19,052	24,341
Prepaid expenses and other current assets	5,188	3,290

Total current assets	40,535	43,328
PROPERTY AND EQUIPMENT, net	13,996	14,377
GOODWILL	15,949	15,187
INTANGIBLE ASSETS, net	15,881	14,798
INVESTMENT	1,000	1,000
OTHER LONG-TERM ASSETS	300	336

Total assets	$87,661	$89,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,704	$9,004
Accrued expenses and other current liabilities	12,015	9,765
Current portion of deferred revenue	10,279	11,295
Current portion of capital lease obligations	1,472	1,574

Total current liabilities	34,470	31,638
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	1,035	1,007
LONG-TERM DEBT	5,000	5,000
DEFERRED REVENUE	3,210	3,225
OTHER LONG-TERM LIABILITIES	500	2,052

Total liabilities	44,215	42,922

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock – par value $0.01 per share; authorized 10,000,000 shares; none issued	—	—
Common stock – par value $0.01 per share; authorized 100,000,000 shares; 30,908,818 shares issued and 30,212,158 shares outstanding at June 30, 2016 and 30,636,327 shares issued and 29,983,279 shares outstanding at December 31, 2015	308	306
Treasury stock – at cost, 696,660 shares at June 30, 2016 and 653,048 shares at December 31, 2015	(1,398)	(1,332)
Additional paid-in capital	115,097	113,238
Accumulated deficit	(70,432)	(66,110)
Accumulated other comprehensive (loss) income	(129)	2

Total stockholders’ equity	43,446	46,104

Total liabilities and stockholders’ equity	$87,661	$89,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(In thousands except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

REVENUE	$30,476	$24,716	$60,736	$51,446

COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13,516	12,504	26,488	26,908
Technology and development (exclusive of depreciation and amortization shown separately below)	6,591	4,561	12,464	9,427
Sales and marketing	5,620	3,639	11,270	7,201
General and administrative (exclusive of depreciation and amortization shown separately below)	5,134	3,351	10,156	6,724
Depreciation and amortization	2,270	1,660	4,368	3,156

Total costs and operating expenses	33,131	25,715	64,746	53,416

LOSS FROM OPERATIONS	(2,655)	(999)	(4,010)	(1,970)
OTHER INCOME, net	242	17	244	1
INTEREST EXPENSE	(84)	(59)	(152)	(109)

LOSS BEFORE INCOME TAXES AND EQUITY INTEREST	(2,497)	(1,041)	(3,918)	(2,078)
INCOME TAX PROVISION	260	16	404	21
LOSS IN EQUITY INTEREST	—	(25)	—	(57)

NET LOSS	$(2,757)	$(1,082)	$(4,322)	$(2,156)

NET LOSS PER SHARE:
Basic	$(0.09)	$(0.04)	$(0.14)	$(0.08)

Diluted	$(0.09)	$(0.04)	$(0.14)	$(0.08)

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE:
Basic	30,070,759	27,534,119	30,031,286	27,475,481

Diluted	30,070,759	27,534,119	30,031,286	27,475,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(2,757)	$(1,082)	$(4,322)	$(2,156)
Other comprehensive income:
Changes in foreign currency translation adjustment	(187)	(3)	(131)	(6)

Comprehensive loss	$(2,944)	$(1,085)	$(4,453)	$(2,162)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(In thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,322)	$(2,156)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	4,368	3,156
Stock-based compensation expense	1,424	1,541
Loss in equity interest	—	57
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	6,254	3,435
Prepaid expenses and other assets	(1,866)	381
Accounts payable	850	(2,133)
Accrued expenses and other liabilities	(15)	(158)
Deferred revenue	(1,031)	6

Net cash provided by operating activities	5,662	4,129

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition	(2,500)	—
Purchases of property and equipment	(2,004)	(1,561)

Net cash used in investing activities	(4,504)	(1,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on capital lease obligations	(838)	(672)
Proceeds from exercise of common stock options	336	70
Treasury stock shares received to satisfy minimum tax withholdings	(66)	—
Deferred acquisition payment	—	(495)

Net cash used in financing activities	(568)	(1,097)

Effect of exchange rate changes on cash and cash equivalents	8	(8)

NET INCREASE IN CASH AND CASH EQUIVALENTS	598	1,463

Cash and cash equivalents, beginning of period	15,697	25,600

Cash and cash equivalents, end of period	$16,295	$27,063

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$132	$139

Cash paid for income taxes	$—	$31

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Liability for estimated additional acquisition consideration	$567	$—

Property, equipment and service center contracts financed under capital lease obligations	$673	$637

Accrued property and equipment expenditures	$39	$61

Stock-based compensation capitalized to property and equipment	$101	$89

Treasury stock received to satisfy minimum withholding liabilities	$—	$123

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015, AND

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

Concentrations of Risk —

As of June 30, 2016 and December 31, 2015, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable as follows:

	Accounts Receivable
	June 30, 2016	December 31, 2015
Google	11%	14%

For the three and six months ended June 30, 2016 and 2015, the Company had concentrations equal to or exceeding 10% of the Company’s revenue as follows:

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Google	14%	30%	15%	33%

For the three and six months ended June 30, 2016 and 2015, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue. The costs represent revenue share paid to customers for their supply of Internet traffic on the Company’s start experiences:

	Cost of Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Customer A	26%	29%	28%	27%
Customer B	14%	10%	12%	10%
Customer C	Less than 10%	11%	Less than 10%	11%

Recent Accounting Pronouncements —

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 (ASU 2014-09) Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify the implementation guidance on principal versus agent. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, providing additional guidance relating to identifying performance obligations under ASU 2014-09 as well as licensing. The Company is currently assessing the financial impact of adopting these ASUs and the methods of adoption; however, given the scope of the new standard, the Company is currently unable to provide a reasonable estimate regarding the financial impact or which method of adoption will be elected. The Company is currently in the process of evaluating the impact of adoption of ASU 2014-09 will have on its consolidated financial statements.

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

2.	Acquisitions

Technorati –

On February 19, 2016, the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets of Technorati, Inc. (“Technorati”), an advertising technology company, for $3.0 million in cash (the “Purchase Price”). The Company completed the acquisition on February 26, 2016 (the “Closing”). The Company expects the acquisition of Technorati to drive additional advertising demand, to accelerate its content and advertising syndication strategy by giving the Company access to over 1,000 new publishers, and to add new tools for publishers to its existing platform. The Company expects to realize synergies and economies of scale by combining Technorati’s publisher network, proprietary SmartWrapper solution and other advertising technology with its existing network of Managed Portals and Advertising solutions.

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

Consideration and Allocation of Purchase Price –

The transaction was accounted for as a purchase in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Under this guidance, the fair value of the consideration was determined and the assets acquired and liabilities assumed have been recorded at their estimated fair values as of the date of acquisition. The excess of the consideration over the estimated fair values has been recorded as goodwill.

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

While the Company has used its best estimates and assumptions to value the assets acquired and liabilities assumed, the purchase price allocation is preliminary and could change during the measurement period, not to exceed one year, if new information is obtained about the facts and circumstances that existed as of the Closing, that if known would have resulted in the recognition of additional assets or liabilities or resulted in changes in the recorded values of assets and liabilities. It is expected that acquired goodwill will be deductible for United States tax purposes. We will amortize technology and customer and publisher relationships over estimated useful lives of five years.

Acquisition costs of $0.1 million were incurred during the first quarter of 2016 and charged to general and administrative expense.

Zimbra –

As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, on August 18, 2015 the Company and Sync Holdings, LLC, its wholly-owned subsidiary, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Zimbra, Inc. (now known as TZ Holdings) to acquire certain assets related to TZ Holdings’ email/collaboration products and services business, including certain of its wholly-owned foreign subsidiaries. The business acquired by the Company pursuant to the Asset Purchase Agreement is referred to herein as “Zimbra.” Zimbra includes software for email/collaboration, calendaring, file sharing, activity streams and social networks, among other things. The Zimbra software is used globally by service providers, governments and companies. The Company completed the acquisition (the “Acquisition”) on September 14, 2015 (the “Closing”).

Pro Forma Results

The following unaudited pro forma information presents the combined results of the Company’s operations as if the Acquisition had been completed on January 1, 2014, the beginning of the comparable prior reporting periods. The unaudited pro forma results include adjustments to reflect: (i) the carve-out of revenue and expenses relating to the portion of the Zimbra business not acquired; (ii) the elimination of depreciation and amortization from Zimbra’s historical financial statements and the inclusion of depreciation and amortization based on the fair values of acquired property, plant and equipment and intangible assets; (iii) the fair value of deferred revenue liabilities assumed; (iv) recognition of the post-acquisition share-based compensation expense related to stock options that were granted to Zimbra employees who accepted employment with Synacor; (v) the elimination of intercompany revenue and expenses between Zimbra and Synacor; and (iv) the elimination of acquisition-related expenses.

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, these unaudited pro forma results are presented for informational purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the periods presented, nor are they indicative of future results of operations.

Set forth below is the unaudited pro forma consolidated results of operations of the Company and Zimbra as if the Acquisition occurred as of January 1, 2014 (in thousands, except per share amounts):

	Three months ended June 30, 2015	Six months ended June 30, 2015
Revenue	$31,042	$64,413
Operating loss	$(1,636)	(3,313)
Net loss	$(2,093)	$(4,246)
Net loss per share (basic and diluted):	$(0.07)	$(0.14)

3.	Fair Value Measurements

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

Additionally, TZ Holdings is eligible to receive cash consideration of up to $2.0 million (the “Earn-Out Consideration”) upon the satisfaction of certain business performance milestones following the closing of the transaction, subject to and contingent upon any reduction to satisfy indemnification claims including pending claims. Should the business performance milestones be met, the payments under this arrangement will be partially due in the fourth quarter of 2016 and partially in the second quarter of 2017. The fair value of the Earn-Out Consideration was determined to be $1.6 million, and the liability for Earn-Out Consideration is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2016.

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

The Company classifies the Earn-Out Consideration within Level 3 because it is valued using unobservable inputs. There was no change to the Company’s estimate of the fair value of the Earn-Out Consideration during the three and six months ended June 30, 2016.

4.	Goodwill and Other Intangible Assets

The change in goodwill is as follows for the six months ended June 30, 2016 (in thousands):

Six Months Ended June 30, 2016
Balance – beginning of period	$15,187
Acquisition of Technorati	751
Effect of foreign currency translation	11

Balance – end of period	$15,949

Intangible assets, net consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Customer and publisher relationships	$14,780	$13,400
Technology	2,330	1,600
Trademark	300	300

	17,410	15,300
Less accumulated amortization	(1,529)	(502)

Intangible assets, net	$15,881	$14,798

Amortization of intangible assets for the three months ended June 30, 2016 and 2015 was $0.6 million and zero, respectively. Amortization of intangible assets for the six months ended June 30, 2016 and 2015 was $1.0 million and zero, respectively.

5.	Property and Equipment – Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Computer equipment (1)	$22,999	$23,324
Computer software	16,304	12,748
Furniture and fixtures	1,959	1,945
Leasehold improvements	1,549	1,532
Work in process (primarily software development costs)	522	2,065
Other	205	252

	43,538	41,866
Less accumulated depreciation (2)	(29,542)	(27,489)

Property and equipment, net	$13,996	$14,377

Depreciation expense for the three months ended June 30 of both 2016 and 2015 was $1.7 million. Depreciation expense for the six months ended June 30, 2016 and 2015 was $3.3 million and $3.2 million, respectively.

Notes:

(1)	Includes equipment and software held under capital leases of $4.9 million and $4.1 million as of June 30, 2016 and December 31, 2015, respectively.
(2)	Includes $2.6 million and $1.8 million of accumulated depreciation of equipment under capital leases as of June 30, 2016 and December 31, 2015, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued compensation	$4,991	$6,112
Accrued content fees	2,354	1,964
Contingent consideration	1,600	—
Accrued business acquisition consideration	567	—
Other	2,503	1,689

Total	$12,015	$9,765

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

The following tables set forth revenue and long-lived tangible assets by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
United States	$26,149	$24,537	$52,619	$51,067
International	4,327	179	8,117	379

Total revenue	$30,476	$24,716	$60,736	$51,446

	June 30, 2016	December 31, 2015
Long-lived tangible assets:
United States	$12,999	$12,909
Canada	688	726
Other international	309	742

Total long-lived tangible assets	$13,996	$14,377

8.	Commitments and Contingencies

Contract Commitments — The Company is obligated to make payments under various contracts with vendors and other business partners, principally for revenue-share and content arrangements. Contract commitments as of June 30, 2016 are summarized as follows (in thousands):

Year ending December 31,
2016 (remaining six months)	$2,100
2017	2,080
2018	720

Total	$4,900

Contingent Consideration —

In connection with the Company’s acquisition of certain email/collaboration assets from TZ Holdings in September 2015 (see Note 3), the Company is obligated to pay contingent cash consideration totaling up to $2.0 million upon the satisfaction of certain business performance milestones following the closing of the transaction, subject to and contingent upon any reduction to satisfy indemnification claims including pending claims. This liability is valued at $1.6 million, and at June 30, 2016 is included in accrued expenses and other current liabilities. Additionally, the Company also held back an additional 600,000 shares of common stock and warrants to purchase an additional 120,000 shares of common stock (collectively valued at $0.8 million) to secure TZ Holdings’ indemnification claims including pending claims.

In connection with the Company’s acquisition of the Technorati assets (see Note 2), the Company withheld $0.5 million of the purchase price to secure Technorati’s indemnification obligations under the Asset Purchase Agreement, with payment under this arrangement due in the first quarter of 2017. Additionally, the Company owes approximately $0.1 million in post-closing working capital adjustments. This amount is included in accrued expenses and other current liabilities at June 30, 2016.

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

No income tax deduction is allowed for incentive stock options (“ISOs”). Accordingly, no deferred income tax asset is recorded for the potential tax deduction related to these options. Expense related to stock option grants of non-qualified stock options (“NSOs”) results in a temporary difference, which gives rise to a deferred tax asset. No such asset is recognized in the accompanying balance sheets as the Company has fully reserved its net deferred tax assets due to the uncertainty of future realization of those assets.

Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the periods presented, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Technology and development	$202	$253	$443	$470
Sales and marketing	208	244	431	485
General and administrative	277	303	550	586

Total stock-based compensation expense	$687	$800	$1,424	$1,541

Stock Option Activity – A summary of the stock option activity for the six months ended June 30, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	8,695,918	$2.57
Granted	1,135,000	$1.94
Exercised	(157,612)	$2.21
Forfeited or expired	(217,039)	$2.01

Outstanding at June 30, 2016	9,456,267	$2.51	7.33	$7,715

Vested and expected to vest at June 30, 2016	8,998,282	$2.54	7.06	$7,216

Vested and exercisable at June 30, 2016	4,693,872	$3.00	5.48	$2,662

Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the NASDAQ Global Market as of June 30, 2016 was $3.08 per share. The total intrinsic value of options exercised for the six months ended June 30, 2016 was $0.1 million. The weighted average fair value of options issued during the six months ended June 30, 2016 amounted to $0.90 per option share.

As of June 30, 2016, the unrecognized compensation cost related to non-vested options granted, for which vesting is probable, and adjusted for estimated forfeitures, was approximately $4.8 million. This cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of shares vested was $1.1 million for the six months ended June 30, 2016.

In addition, the Company may, from time to time, grant Restricted Stock Units (“RSUs”) to its employees. A summary of RSU activity for the six months ended June 30, 2016 is presented below:

	Number of Shares	Weighted Average Fair Value
Unvested - January 1, 2016	437,595	$2.31
Shares granted	123,000	$3.64
Shares vested	(109,031)	$2.40
Forfeited or expired	(15,712)	$2.62

Unvested - June 30, 2016	435,852	$2.65

Expected to vest - June 30, 2016	402,732	$2.65

10.	Net Income (Loss) Per Common Share Data

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

Stock options, warrants and RSUs are not included in the calculation of diluted net loss per share for the three and six months ended June 30, 2016 and 2015 because the Company had a net loss for those periods. The inclusion of these equity awards would have had an antidilutive effect on the calculation of diluted loss per share. As such, the Company’s calculations of basic and diluted net loss per share are identical.

The following equivalent shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Anti-dilutive equity awards:
Stock options and Restricted Stock Units	9,892,119	8,278,318	9,892,119	8,278,318
Warrants	480,000	—	480,000	—

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

Overview

We generate search and digital advertising revenue from consumer traffic on our Managed Portals and Advertising solutions, which we collect from our search partner, Google Inc., or Google, our advertising network providers and directly from advertisers. We typically share a portion of this Managed Portals and Advertising revenue with our customers. Growth in our business is dependent on expansion of relationships with our existing customers and new customers adopting our Managed Portals and Advertising solutions and increased engagement by their consumers with these solutions.

We also generate revenue from our Recurring and Fee-Based Revenue solutions for the use of our technology, email and messaging, premium services and paid content. We generate this revenue in the form of licensing fees, including perpetual licenses, subscription licenses, maintenance and support fees, and professional services. As we expand our Cloud ID, syndicated content, Email/Collaboration and other premium services offerings, we expect to generate increased Recurring and Fee-Based revenue from our customers.

During the three and six months ended June 30, 2016, Managed Portals and Advertising revenue was $17.5 million and $34.8 million, a decrease of 8% and 12% as compared to $19.0 million and $39.6 million for the three and six months ended June 30, 2015.

Digital advertising revenue increased by $1.7 million and $2.8 million during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, as a result of an increase in video advertising and higher contractual rates for advertising, as well as the additional revenue resulting from our February 2016 acquisition of certain assets of Technorati, Inc., or Technorati, an advertising technology company. Combining Technorati’s publisher network and proprietary advertising technologies with our existing network of Managed Portals and Advertising solutions creates a large-scale media solutions platform that enables our customers to increase engagement with their consumers and further monetize that engagement. This acquisition is driving additional advertising demand, accelerating our content and advertising syndication strategy by giving us access to over 1,000 new publishers; additionally, the acquisition has enabled us to add new tools for publishers to our platform.

We anticipate video advertising may become an increasing percentage of our advertising revenue which may also serve to increase our advertising revenue per thousand impressions (referred to as cost per mille or CPMs). We also anticipate that the signing of new customers and launching new mobile app products may help add new Managed Portals and Advertising revenue in future years.

Search revenue decreased by $3.2 million, or 43%, for the three months ended June 30, 2016 compared to the same period in 2015, and decreased by $7.6 million, or 45% for the six months ended June 30, 2016 as compared to the same six months in 2015. We believe the decrease was due to continued migration of search activity from personal computers to other devices, such as tablets and smartphones, generally across the consumer base, and the residual effect of the placement of our Managed Portals and Advertising solutions on the second tab of the default Windows 8 internet browser by our consumer electronics customers.

We anticipate that search activity and search revenue will increase in the future due to our three-year portal services contract with AT&T Services, Inc., or AT&T, to provide Managed Portals and Advertising solutions for use by AT&T’s customers. We and AT&T entered into the portal services contract in May 2016 and we expect to complete deploying our solutions in the first half of 2017. In addition, we expect a future increase of search activity on smartphones and tablets as we believe our continuing investment in our next-generation Managed Portals and Advertising experiences will allow us to compete more effectively for search activity on smartphones and tablets.

Our Recurring and Fee-Based revenue consists of fees charged for the use of our proprietary technology and for the use of, or access to, services, such as e-mail and messaging, security, Cloud ID, online games, music and other premium services and paid content. During the three and six months ended June 30, 2016, Recurring and Fee-Based revenue was $12.9 million and $25.9 million, as compared to $5.7 million and $11.8 million in the same periods in 2015, an increase of 126% and 119%, respectively, primarily due to sales of the Zimbra email/collaboration products and services and the initial revenue from our recent agreement with HBO to provide Cloud ID authentication services for HBO GO.

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

Revenue attributable to our customers includes the Recurring and Fee-Based revenue earned directly from them, as well as the Managed Portals and Advertising revenue generated through our relationships with our search and digital advertising partners (such as Google for search advertising and advertising networks, advertising agencies and advertisers for digital advertising). This revenue is attributable to our customers because it is generated from the traffic their consumers generate on our Managed Portals. These search and advertising partners provide us with digital advertisements that we deliver along with search results and other content on our Managed Portals. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In the three and six months ended June 30, 2016, search advertising through our relationship with Google generated $4.1 million and $9.4 million, or 14% and 15%, respectively, of our revenue, all of which was attributable to our customers. For the three and six months ended June 30, 2016, search, digital advertising and other services attributable to one customer accounted for approximately $5.3 million and $11.6 million, representing 18% and 19% of our revenue, respectively.

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

Key Business Metric

In addition to the line items in our financial statements, we review the number of multiplatform unique visitors to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe disclosing this metric is useful for investors and analysts to understand the underlying trends in our business. The following table reflects the number of multiplatform unique visitors for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Multiplatform	191,203,668	19,978,057	188,568,454	20,993,907

We define multiplatform unique visitors as consumers who have visited one of our Managed Portals from either mobile or desktop sources at least once, computed on an average monthly basis during a particular time period. For the three months and six ended June 30, 2016, multiplatform unique visitors includes unique visitors to Technorati Media Network sites (since the February 2016 acquisition) and to other Synacor sites. As the number of multiplatform unique visitors increases, we expect that we will generate additional revenue from our Managed Portals and Advertising solutions. We rely on comScore to provide this data. comScore estimates this data based on the U.S. portion of the internet activity of its worldwide panel of consumers and its proprietary data collection method.

Components of our Results of Operations

Revenue

We derive our revenue from two categories: revenue generated from search and digital advertising activities and Recurring and Fee-Based revenue, each of which is described below. The following table shows the revenue in each category, both in amount and as a percentage of revenue, for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenue:
Search and digital advertising	$17,535	$18,998	$34,793	$39,645
Recurring and Fee-Based	12,941	5,717	25,943	11,801

Total revenue	$30,476	$24,716	$60,736	$51,446

Percentage of Revenue:
Search and digital advertising	58%	77%	57%	77%
Recurring and Fee-Based	42%	23%	43%	23%

Total revenue	100%	100%	100%	100%

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

Costs and Expenses

Cost of Revenue

Cost of revenue consists primarily of revenue sharing, content acquisition costs, co-location facility costs, royalty costs, and product support costs. Revenue sharing consists of amounts accrued and paid to customers for the internet traffic on Managed Portals we operate on our customers’ behalf and where we are the primary obligor, resulting in the generation of search and digital advertising revenue. The revenue-sharing agreements with customers are primarily variable payments based on a percentage of the search and digital advertising revenue. Content-acquisition agreements may be based on a fixed payment schedule, on the number of subscribers per month, or a combination of both. Fixed-payment agreements are expensed on a straight-line basis over the term defined in the agreement. Agreements based on the number of subscribers are expensed on a monthly basis. Co-location facility costs consist of rent and operating costs for our data center facilities. Royalty costs consist of amounts due to other parties for licenses of email software with third party technology enabled. Product support costs consist of employee and operating costs directly related to our maintenance and professional services support.

Technology and Development

Technology and development expenses consist primarily of compensation-related expenses incurred for the research and development of, enhancements to, and maintenance and operation of our products, equipment and related infrastructure. Technology and development expenses also include certain costs of operating data centers domestically and internationally.

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

Depreciation and Amortization

Depreciation and amortization includes depreciation and amortization of our computer hardware and software, including our capitalized internally-developed software, furniture and fixtures, intangible assets, leasehold improvements and other property, as well as depreciation on capital leased assets.

Other Income

Other income consists primarily of foreign currency transaction gains and losses, and interest income earned.

Interest Expense

Interest expense primarily consists of interest on bank debt and capital leases.

Provision for Income Taxes

Income tax provision consists of federal and state income taxes in the United States and taxes in certain foreign jurisdictions, as well as any changes to deferred income tax assets or liabilities, and deferred income tax valuation allowances. Our income tax provision includes amounts withheld for payment of income taxes upon payment of our invoices by our customers in certain foreign jurisdictions. Those amounts increase the amount of our foreign tax credit which would defray our U.S. tax liability if we were presently a U.S. taxpayer. However, because the deferred income tax assets relating to our federal tax attributes, including our foreign tax credits, are fully reserved, any such foreign tax withholdings are charged to our income tax provision.

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

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed within this Quarterly Report on Form 10-Q adjusted EBITDA, a non-GAAP financial measure. We define adjusted EBITDA as net income (loss) plus: provision (benefit) for income taxes, interest expense, other (income) expense, depreciation, loss in equity interest, and stock-based compensation expense. We have provided a reconciliation below of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(2,757)	$(1,082)	$(4,322)	$(2,156)
Provision for income taxes	260	16	404	21
Interest expense	84	59	152	109
Other income	(242)	(17)	(244)	(1)
Depreciation and amortization	2,270	1,660	4,368	3,156
Stock-based compensation expense	687	800	1,424	1,541
Loss in equity interest	—	25	—	57

Adjusted EBITDA	$302	$1,461	$1,782	$2,727

Results of Operations

The following tables set forth our results of operations for the periods presented in amount and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenue	$30,476	$24,716	$60,736	$51,446
Costs and operating expenses:
Cost of revenue [1]	13,516	12,504	26,488	26,908
Technology and development 1 2	6,591	4,561	12,464	9,427
Sales and marketing [2]	5,620	3,639	11,270	7,201
General and administrative 1 2	5,134	3,351	10,156	6,724
Depreciation and amortization	2,270	1,660	4,368	3,156

Total costs and operating expenses	33,131	25,715	64,746	53,416

Loss from operations	(2,655)	(999)	(4,010)	(1,970)
Other income	242	17	244	1
Interest expense	(84)	(59)	(152)	(109)

Loss before income taxes and equity interest	(2,497)	(1,041)	(3,918)	(2,078)
Provision for income taxes	260	16	404	21
Loss in equity interest	—	25	—	57

Net loss	$(2,757)	$(1,082)	$(4,322)	$(2,156)

Notes:

[1]	Exclusive of depreciation and amortization shown separately
[2]	Includes stock-based compensation expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Technology and development	$202	$253	$443	$470
Sales and marketing	208	244	431	485
General and administrative	277	303	550	586

	$687	$800	$1,424	$1,541

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenue	100%	100%	100%	100%
Costs and operating expenses:
Cost of revenue [1]	44	51	44	52
Technology and development [1]	22	18	21	18
Sales and marketing	18	15	19	14
General and administrative [1]	17	14	17	13
Depreciation and amortization	7	7	7	6
Total costs and operating expenses	109	104	106	104
Loss from operations	(9)	(4)	(7)	(4)
Other income	1	—	—	—
Interest expense	—	—	—	—
Loss before income taxes and equity interest	(8)	(4)	(6)	(4)
Provision for income taxes	1	—	1	—
Loss in equity interest	—	—	—	—

Net loss	(9%)	(4%)	(7%)	(5%)

Note:

[1]	Exclusive of depreciation and amortization shown separately

Comparison of the three and six months ended June 30, 2016 and 2015

Revenue

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2016	2015	Change	2016	2015	Change
	(in thousands)
Revenue:
Search and digital advertising	$17,535	$18,998	-8%	$34,793	$39,645	-12%
Recurring and Fee-Based	12,941	5,717	126%	25,943	11,801	120%

Total revenue	$30,476	$24,716	23%	$60,736	$51,446	18%

Percentage of Revenue:
Search and digital advertising	58%	77%		57%	77%
Recurring and Fee-Based	42%	23%		43%	23%

Total revenue	100%	100%		100%	100%

Three months - 2016 compared to 2015. Revenue increased $5.8 million, or 23%, compared to the same period in 2015. Recurring and Fee-Based revenue increased by $7.2 million, or 126%, due to increases in email, messaging and collaboration service revenue associated with our acquisition of certain Zimbra assets in the third quarter of 2015, and due to increased video product sales including the initial revenue from our recent agreement with HBO to provide Cloud ID authentication services for HBO GO. Search and digital advertising revenue decreased by $1.5 million, or 8%. Search revenue declined by $3.2 million while digital advertising revenue increased by $1.7 million. The decrease in search revenue was due in part to the residual effect of the placement of our Managed Portals on the second tab of the default Windows 8 internet browser by our consumer electronics customers. We also believe that a portion of the decrease in search revenue was due to ongoing migration of search activity from personal computers to other devices, such as tablets and smartphones, generally across the consumer base. The increase in digital advertising revenue was driven by a combination of a continued increase in video advertising and higher contractual rates for such advertisements, an increase in syndicated advertising revenue, and revenue derived from the former Technorati business.

Six months - 2016 compared to 2015. Revenue increased $9.3 million, or 18%, compared to the same period in 2015. Recurring and Fee-Based revenue increased by $14.1 million, or 120%, due to increases in email, messaging and collaboration service revenue associated with our acquisition of certain Zimbra assets in the third quarter of 2015, and due to increased video product sales including the initial revenue from our recent agreement with HBO to provide Cloud ID authentication services for HBO GO. Search and digital advertising revenue decreased by $4.8 million, or 12%. Search revenue declined by $7.6 million while digital advertising revenue increased by $2.8 million. The decrease in search revenue was due in part to the residual effect of the placement of our Managed Portals on the second tab of the default Windows 8 internet browser by our consumer electronics customers. We also believe that a portion of the decrease in search revenue was due to ongoing migration of search activity from personal computers to other devices, such as tablets and smartphones, generally across the consumer base. The increase in digital advertising revenue was driven by a combination of a continued increase in video advertising and higher contractual rates for such advertisements, an increase in syndicated advertising revenue, and revenue derived from the former Technorati business.

Cost of Revenue

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2016	2015	Change	2016	2015	Change
	(in thousands)
Cost of revenue	$13,516	$12,504	8%	$26,488	$26,908	-2%
Percentage of revenue	44%	51%		44%	52%

Our cost of revenue consists primarily of revenue-sharing costs from search and digital advertising placed on our Managed Portals as well as the cost of providing content on those portals.

Three months - 2016 compared to 2015. Cost of revenue increased by $1.0 million, or 8% for the three months ended June 30, 2016 as compared to the same period in 2015. The increase in cost was primarily due to an increase in revenue-sharing costs relating to digital advertising revenue, increased direct syndicated advertising costs and royalties associated with our email products, offset partially by decreased revenue-sharing costs relating to the decline in search revenue. The improvement in cost of revenue as a percentage of revenue, from 51% to 44%, was attributable to an improvement in revenue mix, as higher margin Recurring and Fee-Based revenue increased as a percentage of total revenue.

Six months - 2016 compared to 2015. Cost of revenue decreased by $0.4 million, or 2% for the six months ended June 30, 2016 as compared to the same period in 2015. The decrease in cost was due primarily to lower revenue-sharing costs relating to the decrease in search revenue, offset only partially by increases in revenue-sharing costs relating to digital advertising revenue, direct syndicated advertising costs and email product royalties. The improvement in cost of revenue as a percentage of revenue, from 52% to 44%, was attributable to an improvement in revenue mix, as higher margin Recurring and Fee-Based revenue increased as a percentage of total revenue.

Technology and Development Expenses

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2016	2015	Change	2016	2015	Change
	(in thousands)
Technology and development	$6,591	$4,561	44%	$12,464	$9,427	32%
Percentage of revenue	22%	18%		21%	18%

Technology and development expenses consist of both the development of new products and services and the cost of operating multiple data centers domestically and internationally.

Three months - 2016 compared to 2015. The increase in technology and development expenses in 2016 as compared to 2015 was $2.0 million, or 44%, and was principally attributable to the addition in 2016 of the operating expenses associated with our Zimbra email/collaboration products and services and the product development and data center costs incurred in support of the recently won AT&T portal business.

Six months - 2016 compared to 2015. The increase in 2016 as compared to 2015 was $3.0 million, or 32%, and was driven by the operating expenses associated with our Zimbra email/collaboration products and services and the product development and data center costs incurred in support of the recently won AT&T portal business.

Sales and Marketing Expenses

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2016	2015	Change	2016	2015	Change
	(in thousands)
Sales and marketing	$5,620	$3,639	54%	$11,270	$7,201	56%
Percentage of revenue	18%	15%		19%	14%

Three months - 2016 compared to 2015. Sales and marketing expenses increased by $2.0 million, or 54%, in 2016 as compared with 2015. The increase was primarily the result of the additional domestic and international sales and marketing personnel and their related expenses affiliated with our Zimbra email/collaboration products and services, as well as expenses incurred in advance of and in support of our recently won AT&T portal business.

Six months - 2016 compared to 2015. Sales and marketing expenses increased by $4.1 million, or 56%, in 2016 as compared with 2015. The increase was primarily the result of the additional domestic and international sales and marketing personnel and their related expenses affiliated with our Zimbra email/collaboration products and services, as well as expenses incurred in advance of and in support of our recently won AT&T portal business.

General and Administrative Expenses

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2016	2015	Change	2016	2015	Change
	(in thousands)
General and administrative	$5,134	$3,351	53%	$10,156	$6,724	51%
Percentage of revenue	17%	14%		17%	13%

Three months - 2016 compared to 2015. General and administrative expenses increased by $1.8 million, or 53%, in 2016 as compared with 2015. The increase was due in part to increased administrative expenses associated with the Zimbra acquisition, including offices in five foreign countries, as well as increased professional service costs, and start-up costs associated with the Company’s engagement with AT&T.

Six months - 2016 compared to 2015. General and administrative expenses increased by $3.4 million, or 51%, in 2016 as compared with 2015. The increase was due primarily to increased administrative expenses associated with the Zimbra acquisition, including offices in five foreign countries, as well as increased professional service costs, acquisition-related expenses, and start-up costs associated with the Company’s engagement with AT&T.

Depreciation and Amortization Expense

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2016	2015	Change	2016	2015	Change
	(in thousands)
Depreciation and amortization	$2,270	$1,660	37%	$4,368	$3,156	51%
Percentage of revenue	7%	7%		7%	6%

Depreciation and amortization for the second quarter of 2016 increased by $0.6 million as compared to the same period in 2015. Depreciation and amortization for the six months ended June 30, 2016 was $1.2 million higher than the corresponding period in 2015. The increase in each of the three and six month periods ended June 30, 2016 was due to amortization of Zimbra intangible assets and, to a lesser extent, Technorati intangible assets in 2016, with no amortization in the corresponding periods in 2015.

Other Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Other income	$242	$17	$244	$1

Other income consists of interest income and foreign currency transaction and measurement gains and losses related to our international operations. The increase of $0.2 million for both the three and six months ended June 30, 2016 over the corresponding periods in 2015 was due to realized foreign currency transaction gains in 2016.

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Interest expense	$(84)	$(59)	$(152)	$(109)

Interest expense consists of interest on long-term debt and capital leases and increased in both the three and six months ended June 30, 2016 over the corresponding periods in 2015 due to the Company’s long-term bank borrowings outstanding in 2016.

Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Provision for income taxes	$260	$16	$404	$21

Due to the uncertainty of whether and when we may be able to utilize our net operating loss and income tax credit carry-forwards, we have a full valuation allowance against the recorded value of our U.S. deferred income tax assets. As such, we do not record a tax benefit to reduce our reported pre-tax loss. The $0.2 million and $0.4 increases in our income tax provision in the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 are both attributable to tax withholdings on remittances from customers in foreign countries.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements are for financing working capital, investing in capital expenditures such as computer hardware and software, supporting research and development efforts, introducing new technology, enhancing existing technology, and marketing our services and products to new and existing customers. In addition, we expect to incur a total of approximately $10.0 million in start-up expenses, development expenses and capital expenditures through the first quarter of 2017 specifically relating to our contract to provide desktop and mobile portal services to AT&T. Of this total, we incurred approximately $2.0 million during the second quarter of 2016, including $1.5 million in operating expenses and $0.5 million in capital expenditures. To the extent that existing cash and cash equivalents, cash from operations, cash from short-term borrowings and cash from the exercise of stock options are insufficient to fund our future activities, we may need to raise additional funds through public or private equity offerings or debt financings.

In September 2013, we entered into a Loan and Security Agreement with Silicon Valley Bank, or the Lender, which was amended most recently in February 2016 (as amended, the “Loan Agreement”). The Loan Agreement provides for a $12.0 million secured revolving line of credit with a stated maturity of September 27, 2018. The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of June 30, 2016, we had $5.0 million in outstanding borrowing under the Loan Agreement; subject to the operation of the borrowing formula, an additional $7.0 million was available for draw under the Loan Agreement.

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

Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property. The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance. The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of June 30, 2016, we were in compliance with the covenants and anticipate continuing to be so.

As of June 30, 2016, we had $16.3 million of cash and cash equivalents. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our revolving credit line, will be sufficient to meet our anticipated working capital, interest payments, capital lease payment obligations, capital expenditure requirements, and any payments of contingent acquisition consideration for at least the next 12 months. We expect our cash and cash equivalents will decrease in the near term as we continue to incur the necessary start-up expenses, development expenses and capital expenditures in support of our recently won AT&T portal business.

Cash Flows

Statement of Cash Flows Data:

	Six Months Ended June 30,
	2016	2015
Net cash flows provided by operating activities	$5,662	$4,129
Net cash flows used in investing activities	(4,504)	(1,561)
Net cash flows used in financing activities	(568)	(1,097)

Cash Provided by Operating Activities

Operating activities provided $5.7 million of cash in the six months ended June 30, 2016, an increase of $1.5 million, or 37%, over the same period in 2015. The improved operating cash flow resulted primarily from a reduction in accounts receivable and an increase in accounts payable, offset partially by our lower EBITDA, increases in prepaid expenses and a reduction in deferred revenue.

Cash flows provided by operating activities results from our net loss, adjusted for non-cash income and expense items and changes in our operating assets and liabilities. The net loss was $4.3 million, which included non-cash depreciation and amortization expense of $4.4 million and stock-based compensation expense of $1.4 million. Changes in our operating assets and liabilities provided $4.2 million of cash, primarily the result of a $6.3 million decrease in accounts receivable (without taking into effect accounts receivable acquired in the Technorati acquisition) and a $0.9 million increase in accounts payable (also without taking into effect liabilities assumed in the Technorati acquisition), offset partially by a $1.9 million increase in prepaid expenses and other assets and a $1.0 million decrease in deferred revenue. The increase in prepaid expenses and other assets was primarily due to an increase in prepayments to vendors for components of our cost of revenue as well as an increase in prepayments for subcontracted development costs.

In the six months ended June 30, 2015 operating activities provided $4.1 million of cash. The net loss was $2.2 million, which included non-cash depreciation of $3.2 million and non-cash stock-based compensation expense of $1.5 million. Changes in our operating assets and liabilities provided $1.5 million of cash, primarily due to a $3.4 million inflow of cash related to the timing of cash collections from accounts receivable, and lower prepaid expenses and other assets of $0.4 million, offset by a decrease of our accounts payable of $2.1 million and a decrease in our accrued expenses and other liabilities of $0.2 million. The decrease in accounts payable was a function of the timing of payment of invoices to our vendors. The decrease in our prepaid expenses and other assets was primarily due to a reduction in the amount of prepayments to vendors for components of our cost of revenue and insurance.

Cash Used in Investing Activities

Cash used in investing activities totaled $4.5 million in the six months ended June 30, 2016, as compared to $1.6 million in the comparable 2015 period. During the six months ended June 30, 2016, we paid $2.5 million for the acquisition of assets from Technorati and $2.0 million for the purchase of property and equipment, primarily for the development of software and investments in data center infrastructure in support of the AT&T portal business. In the comparable period in 2015, purchases of property and equipment totaled $1.6 million, principally for the development of internal-use software and build-out of our data centers.

Cash Used in Financing Activities

Net cash used in financing activities amounted to $0.6 million in the six months ended June 30, 2016, as compared to $1.1 million in the comparable 2015 period. Principal payments of capital leases totaled $0.8 million in 2016, as compared to $0.7 million in 2015, while we received $0.3 million of net proceeds from the exercise of stock options in 2016 as compared to zero in 2015. In addition, cash used in financing activities in the six months ended June 30, 2015 included the final $0.5 million payment for the acquisition of Teknision.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

We have bank debt with an outstanding balance of $5.0 million at June 30, 2016, which bears interest at a variable annual rate of either 1.00% above the “prime rate” as published in The Wall Street Journal or LIBOR for the relevant period plus 3.50%, at our election, thus subjecting us to interest rate risk. A 10% increase or decrease in these interest rates would not have a significant impact on our interest expense. Although not significant, we are currently evaluating actions we may take to mitigate this exposure. Refer to Note 5, Long-Term Debt, of the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information about our outstanding debt.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Foreign Currency Risks

We are also subject to foreign currency exchange risk relating to our operations in Canada, Europe, India, Japan and Singapore. Our expenses at these locations are denominated in the local currencies and our results of operations are influenced by changes in the exchange rates between the U.S. Dollar and these local currencies, principally the Canadian Dollar, Euro, British Pound Sterling, Yen, Rupee and Singapore Dollar. In addition, certain of our revenue and accounts receivable are denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound Sterling, and Japanese Yen. A 10% increase or decrease in the applicable currency exchange rates could result in an increase or decrease in our currency exchange (loss) gain of approximately $0.2 million, calculated based on our foreign currency denominated accounts receivable as of June 30, 2016.

During the quarter ended June 30, 2016, in response to foreign currency risks relating to our foreign currency denominated accounts receivable balances, we entered into a short-term hedge contract to lock in the dollar value of a Yen-denominated receivable, and may enter into similar contracts in the future to minimize the foreign currency risk with respect to significant receivable balances. In addition, during the second quarter of 2016 we converted substantially all of our non-U.S. dollar cash holdings into U.S. dollars with a realized gain on the conversion.

We continue to evaluate our various foreign currency rate exposures and may take additional steps to mitigate these exposures.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on traffic on our Managed Portals to generate search and digital advertising revenue, a substantial portion of which is derived from text-based links to advertisers’ websites as a result of internet searches. We have a revenue-sharing relationship with Google under which we include a Google-branded search tool on our Managed Portals. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 28%, 42%, and 51% of our revenue in 2015, 2014, and 2013 or $31.2 million, $45.4 million and $57.5 million, respectively, and approximately 15% of our revenue in the six months ended June 30, 2016, or $9.4 million. Our agreement with Google was renewed in March 2014 for a three year term and expires in February 2017 unless we and Google mutually elect to renew it. Additionally, Google may terminate our agreement if we experience a change in control, if we enter into an agreement providing for a change in control, if we do not maintain certain search and digital advertising revenue levels or if we fail to conform to Google’s search policies and advertising policies. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of internet traffic. Any changes in these methodologies, metrics and advertising technology platforms could decrease the advertising rates that we receive and/or the amount of revenue that we generate from digital advertisements. If advertisers were to discontinue their advertising via internet searches, if Google’s revenue from search-based advertising were to decrease, if Google’s share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be materially and adversely affected. Moreover, consumers’ increased use of search tools other than the Google-branded search tool we provide would have similar effects.

A loss of any significant Managed Portals and Advertising customer could negatively affect our financial performance.

Although we continue to diversify our product portfolio and our customer base, we continue to derive a substantial portion of our revenue from a small number of Managed Portal customers. Revenue attributable to these customers includes the Recurring and Fee-Based revenue earned directly from them, as well as the search and digital advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our Managed Portals. Revenue attributable to CenturyLink, Inc., or CenturyLink, Toshiba America Information Systems, Inc., or Toshiba, and Verizon Corporate Services Group, Inc., or Verizon together accounted for approximately 49% of our revenue, or $53.5 million for the year ended December 31, 2015. For 2015, revenue attributable to one of these customers accounted for 20% or more of our revenue, and revenue attributable to each of the other two customers accounted for more than 10% of our revenue. For the six months ended June 30, 2016, revenue attributable to one customer accounted for approximately 19% of our revenue, or $11.6 million. No other customer accounted for 10% or more of our revenue for that period. In the first half of 2016, revenue attributable to Verizon accounted for less than 10% of our revenue. In 2015, Verizon acquired AOL, and as a result, we would expect that our revenue attributable to Verizon may decline in future periods.

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

If our delivery of our products and services under our contract with AT&T is executed according to our plan, we expect that, following such delivery, we will derive a substantial portion of our revenue from AT&T, with revenue attributable to AT&T exceeding the revenue attributable to any of our other customers. If our contract with AT&T is not renewed or is otherwise terminated, or if revenue from the AT&T relationship were to decline due to competitive or other reasons, our results of operations and financial position would be adversely affected.

We have a history of significant pre-tax net losses and may not be profitable in future periods, which would limit our ability to use our net operating loss carry-forwards.

We have incurred significant losses in each year of operation other than 2009, 2011, and 2012, including a pre-tax net loss of $3.6 million in 2010, a pre-tax net loss of $1.5 million in 2013, a pre-tax net loss of $8.1 million in 2014, a pre-tax net loss of $3.1 million in 2015, and a pre-tax net loss of $4.3 million in the six months ended June 30, 2016. Our pre-tax net income in 2009, 2011, and 2012 was $0.3 million, $3.9 million, and $5.6 million, respectively. We have taken cost saving measures, including a reduction in workforce carried out in September 2014. However, our expenses may increase in future periods as we implement initiatives designed to grow our business including, among other things, the start-up and product development expenses we will incur in connection with providing Managed Portal and Advertising solutions to AT&T, acquisitions of complementary businesses (such as our acquisition of the Zimbra assets and our acquisition of certain assets from Technorati), the development and marketing of new services and products, licensing of content, expansion of our infrastructure and international expansion. If our revenue does not sufficiently increase to offset these expected increases in operating expenses, we may incur significant losses and may not be profitable. For example, although our revenue in the six months ended June 30, 2016 increased as compared to the same period of 2015 and our revenue in 2015 increased as compared to 2014, we have not yet returned to profitability. We may not be able to return to or maintain profitability in the future. Any failure to achieve or maintain profitability may materially and adversely affect our business, financial condition, results of operations and impact our ability to utilize our net operating loss carry-forwards. As a result of our pre-tax cumulative losses, we have established a full valuation allowance against our deferred income tax asset, which includes our net operating loss carry-forwards.

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

Our revenue from high-speed internet service and communications providers, including our search and digital advertising revenue generated by online consumer traffic on our Managed Portals and our revenue from our Email/Collaboration offerings, accounted for approximately 82% in 2015, approximately 85% in 2014, approximately 83% in 2013, and approximately 71% in the six months ended June 30, 2016. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated revenue. Under our agreements with some of our customers, including Verizon and CenturyLink, they have the right to terminate the agreement if we are acquired by one of their competitors.

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

Our future growth and profitability will depend in large part on the effectiveness and efficiency of our efforts to provide a compelling consumer experience that increases consumer engagement with our Managed Portals. We have made and will continue to make substantial investments in features and functionality for our technology that are designed to drive consumer engagement. We expect to invest a total of approximately $10 million, including approximately $2 million invested in the second quarter of 2016, through June 30, 2017 in start-up expenses, development expenses and capital expenditures relating to our contract with AT&T.

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

Certain of our agreements with Managed Portals and Advertising customers and content providers require us to make fixed payments to them. The aggregate amount of such fixed payments for the years ending December 31, 2016 (six months remaining), 2017 and 2018 total approximately $2.1 million, $2.0 million, and $0.7 million, respectively. We are required to make these fixed payments regardless of the achievement of any revenue objectives or subscriber or usage levels. If we do not achieve our financial objectives, these contractual commitments would constitute a greater percentage of our revenue than originally anticipated and would adversely affect our profitability.

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

The operation of our business and our growth strategy may require significant additional capital, especially if we were to accelerate our expansion and acquisition plans. Additionally, we expect to incur significant start-up expenses, development expenses and capital expenditures during the remainder of 2016 and early 2017 relating to our contract to provide desktop and mobile portal services to AT&T. If the cash generated from operations and otherwise available to us is not sufficient to meet our capital requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We may not be able to raise needed capital on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may cause our existing stockholders to suffer substantial dilution. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. As with our credit facility with Silicon Valley Bank, any debt financing obtained by us in the future could contain financial covenants or other covenants that may potentially restrict our operations, and if we do not effectively manage our business to comply with those covenants, our business, financial condition and results of operations could be adversely affected.

In addition, while we are in compliance at June 30, 2016 with the financial covenants contained in our credit facility with Silicon Valley Bank, our future financial performance, including our expected investments in start-up expenses, development expenses and capital expenditures associated with our contract with AT&T, may potentially cause us to become not in compliance with those covenants, possibly restricting our ability to continue to borrow under our credit facility.

If new or our existing sources of financing are required but are insufficient or unavailable, we could be required to delay, abandon or otherwise modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.

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

We collect, and have access to, personal information of subscribers, including names, addresses, account numbers, credit card numbers and email addresses. There are numerous federal, state and local laws, rules and guidelines around the world regarding privacy and the collection, storing, sharing, use, processing, disclosure, destruction and security of personal information and other subscriber data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. For example, the European Commission and the United States Department of Commerce recently designed a new program known as the EU-US Privacy Shield, or the Privacy Shield, which provides a mechanism for U.S. companies to comply with data protection requirements under the 1995 European Union Data Protection Directive when transferring personal information from the European Economic Area, or the EEA, to the United States. The Privacy Shield includes more stringent operational and legal requirements for parties process EEA personal information and imposes significant penalties for non-compliance. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or our privacy-related legal obligations (including obligations in agreements with our customers), or any compromise of security that results in the unauthorized release or transfer of personal information or other subscriber data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, or, in some situations, terminate their agreements with us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws or our policies, such violations may also put subscriber information at risk and could in turn have an adverse effect on our business.

Any failure to convince advertisers of the benefits of advertising with us would harm our business, financial condition and results of operations.

We have derived and expect to continue to derive a substantial portion of our revenue from digital advertising on our Managed Portals. Such advertising accounted for approximately 43%, 36%, and 29% of our revenue for the years ended December 31, 2015, 2014, and 2013, respectively, and approximately 42% of our revenue for the six months ended June 30, 2016. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

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

While we have determined that our internal control over financial reporting was effective as of December 31, 2015, as indicated in our Management Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2015, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end, or if our independent registered public accounting firm, when required, is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

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

After the end of 2017, we will no longer be an “emerging growth company” as defined in the Jumpstart Our Business Startups (“JOBS”) Act. If, at that time, we are also no longer a “smaller reporting company,” then we will be required to comply with the auditor attestation requirements contained in Section 404. Any delay in compliance with the auditor attestation provisions of Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short-form resale registration, action by the SEC, the suspension or delisting of our common stock and the inability of registered broker-dealers to make a market in our common stock, which would further reduce the trading price of our common stock and could harm our business.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and until such time as we are no longer an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited as a result of future transactions in our stock which may be outside our control.

As of June 30, 2016, we had substantial federal and state net operating loss carry-forwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carry-forwards to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “five-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. For these purposes, a five-percent stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding stock. In addition, persons who own less than 5% of the outstanding stock are grouped together as one or more “public groups,” which are also treated as five-percent stockholders. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carry-forwards to offset United States federal and state taxable income and taxes may be subject to limitations.

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

We have derived and expect to continue to derive a substantial majority of our revenue from search and digital advertising on our Managed Portals. Such search and digital advertising revenue accounted for approximately 71%, 79% and 81% of our revenue for the years ended December 31, 2015, 2014 and 2013, or $78.3 million, $83.9 million, and $90.4 million respectively, and approximately 57%, or $34.8 million in the six months ended June 30, 2016. However, the prospects for continued demand and market acceptance for internet advertising are uncertain. If advertisers do not continue to increase their usage of the internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the internet. As the internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for internet advertising. Many historical predictions by industry analysts and others concerning the growth of the internet as a commercial medium have overstated the growth of the internet and you should not rely upon them. This growth may not occur or may occur more slowly than estimated.

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

Over time, we expect state, federal and international legislative bodies to continue to enact more stringent laws and regulations relating to the internet. The adoption or modification of laws related to the internet could harm our business, financial condition and results of operations by, among other things, increasing our costs and administrative burdens. Due to the increasing popularity and use of the internet, many laws and regulations relating to the internet are being debated at the international, federal and state levels, which are likely to address a variety of issues such as:

•	user privacy and expression;

•	ability to collect and/or share necessary information that allows us to conduct business on the internet;

•	export compliance;

•	pricing and taxation;

•	fraud;

•	advertising;

•	intellectual property rights;

•	consumer protection;

•	protection of minors;

•	content regulation;

•	information security; and

•	quality of services and products.

Several federal laws that could have an impact on our business have been adopted. For example, the Digital Millennium Copyright Act of 1998 reduces the liability of online service providers of third-party content, including content that may infringe copyrights or rights of others, but requires strict compliance with certain provisions to qualify for the safe harbor provisions; the Children’s Online Privacy Protection Act imposes additional restrictions on the ability of online services to collect user information from minors under the age of 13; and the Protection of Children from Sexual Predators Act requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

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

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, sharing, processing, disclosure, destruction, and security of personal information by companies operating over the internet have come under increased public scrutiny and, as a result, there are an increasing number of regulations and industry standards that affect our business. Regulators, including the Federal Trade Commission and regulators in the EEA, have restricted and continue to restrict our ability to use personal information and therefore may limit or inhibit our ability to operate our business. In addition, many nations and economic regions have privacy protections that are more stringent or otherwise at odds with those in the United States. For example, the EEA traditionally has imposed stricter obligations and provided for more onerous penalties than the United States. Complying with new privacy and security requirements, whether imposed by regulation, contract or industry standard, will require additional expenditures and may result in a greater compliance burden for companies with users from the EEA.

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

Our directors and executive officers and their respective affiliates, beneficially own or directly or indirectly control (including by voting proxy), as of June 30, 2016, approximately 22% of our outstanding common stock (including exercisable options). Additionally, shares held by TZ Holdings are subject to a voting agreement pursuant to which all shares held by TZ Holdings shall be voted in the manner recommended by our Board of Directors. As a result, these stockholders, if they were to act together, would have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they act together, would have the ability to influence significantly the management and affairs of our company. Accordingly, this concentration of ownership might harm the trading price of our common stock by:

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

In June and July 2014, entities associated with JEC Capital Partners and Ratio Capital Partners indicated, through filings with the Securities and Exchange Commission, that they each beneficially owned 4.9% of our outstanding shares of common stock. There can be no assurance that JEC Capital Partners, Ratio Capital Partners or another third party will not make an unsolicited takeover proposal in the future or take other action to acquire control of us or to otherwise influence our management and policies. If these entities or another entity do take control of 10% of our common stock, our stockholder rights plan could be triggered. Considering and responding to any future proposal is likely to result in significant additional costs to us, and future acquisition proposals, other stockholder actions to acquire control and the litigation that often accompanies them, if any, are likely to be costly and time-consuming and may disrupt our operations and divert the attention of management and our employees from executing our strategic plan.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on August 10, 2016, our trading price has ranged from $1.03 to $18.00. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to the various factors set forth in this “Risk Factors” section, as well as:

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

SYNACOR, INC.
(Registrant)

Date:	August 15, 2016	By:	/s/ Himesh Bhise
Himesh Bhise
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 15, 2016	By:	/s/ William J. Stuart
William J. Stuart
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1†	Portal and Advertising Services Agreement made as of April 1, 2016 between Synacor, Inc. and AT&T Services, Inc.

10.2	First Amendment to Portal and Advertising Services Agreement effective as of May 4, 2016 between Synacor, Inc. and AT&T Services, Inc.

10.3	Amendment #8 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc., effective April 1, 2016

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

†	Confidential treatment has been requested for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.