Form 10-Q
period 2016-09-30
Synacor, Inc.
filed 2016-11-14
CIK 1408278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes  ☐    No  ☒

As of November 11, 2016, there were 30,555,316 shares of the registrant’s common stock outstanding.

SYNACOR, INC.

SYNACOR, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SYNACOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(In thousands except for share and per share data)

	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,028	$15,697
Accounts receivable, net of allowance of $157 and $372, respectively	19,993	24,341
Prepaid expenses and other current assets	4,599	3,290

Total current assets	39,620	43,328
PROPERTY AND EQUIPMENT, net	14,815	14,377
GOODWILL	15,949	15,187
INTANGIBLE ASSETS, net	15,376	14,798
OTHER LONG-TERM ASSETS	1,303	1,336

Total assets	$87,063	$89,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,905	$9,004
Accrued expenses and other current liabilities	13,265	9,765
Current portion of deferred revenue	9,946	11,295
Current portion of capital lease obligations	1,170	1,574

Total current liabilities	36,286	31,638
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	1,151	1,007
LONG-TERM DEBT	5,000	5,000
DEFERRED REVENUE	2,878	3,225
OTHER LONG-TERM LIABILITIES	486	2,052

Total liabilities	45,801	42,922

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock – par value $0.01 per share; authorized 10,000,000 shares; none issued	—	—
Common stock – par value $0.01 per share; authorized 100,000,000 shares; 31,184,345 shares issued and 30,467,530 shares outstanding at September 30, 2016 and 30,636,327 shares issued and 29,983,279 shares outstanding at December 31, 2015	312	306
Additional paid-in capital	116,224	113,238
Accumulated deficit	(73,797)	(66,110)
Accumulated other comprehensive (loss) income	(17)	2
Treasury stock – at cost, 716,815 shares at September 30, 2016 and 653,048 shares at December 31, 2015	(1,460)	(1,332)

Total stockholders’ equity	41,262	46,104

Total liabilities and stockholders’ equity	$87,063	$89,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(In thousands except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUE	$31,721	$26,351	$92,457	$77,797

COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14,611	13,298	41,099	40,205
Technology and development (exclusive of depreciation and amortization shown separately below)	6,791	4,361	19,255	13,788
Sales and marketing	5,907	4,274	17,177	11,475
General and administrative (exclusive of depreciation and amortization shown separately below)	4,871	3,712	15,027	10,437
Depreciation and amortization	2,414	1,560	6,782	4,716

Total costs and operating expenses	34,594	27,205	99,340	80,621

LOSS FROM OPERATIONS	(2,873)	(854)	(6,883)	(2,824)
OTHER (EXPENSE) INCOME, net	(38)	(32)	206	(31)
INTEREST EXPENSE	(75)	(35)	(227)	(144)

LOSS BEFORE INCOME TAXES AND EQUITY INTEREST	(2,986)	(921)	(6,904)	(2,999)
INCOME TAX PROVISION	379	10	783	30
LOSS IN EQUITY INTEREST	—	—	—	(57)

NET LOSS	$(3,365)	$(931)	$(7,687)	$(3,086)

NET LOSS PER SHARE:
Basic	$(0.11)	$(0.03)	$(0.26)	$(0.11)

Diluted	$(0.11)	$(0.03)	$(0.26)	$(0.11)

WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE:
Basic	30,260,172	27,924,939	30,108,725	27,617,125

Diluted	30,260,172	27,924,939	30,108,725	27,617,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(3,365)	$(931)	$(7,687)	$(3,086)
Other comprehensive income (loss):
Changes in foreign currency translation adjustment	112	(27)	(19)	(33)

Comprehensive loss	$(3,253)	$(958)	$(7,706)	$(3,119)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(In thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,687)	$(3,086)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	6,782	4,716
Stock-based compensation expense	2,104	2,352
Reduction of estimated fair value of contingent consideration	90	—
Loss in equity interest	—	57
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	5,313	3,169
Prepaid expenses and other assets	(1,282)	643
Accounts payable	1,842	(1,003)
Accrued expenses and other liabilities	1,245	36
Deferred revenue	(1,696)	(706)

Net cash provided by operating activities	6,711	6,178

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(2,500)	(17,260)
Purchases of property and equipment	(4,246)	(2,474)

Net cash used in investing activities	(6,746)	(19,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on capital lease obligations	(1,242)	(975)
Proceeds from bank financing	—	4,940
Proceeds from exercise of common stock options	744	70
Payment of minimum tax withholdings in exchange for treasury stock shares	(128)	—
Deferred acquisition payment	—	(495)

Net cash (used in) provided by financing activities	(626)	3,540

Effect of exchange rate changes on cash and cash equivalents	(8)	(15)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(669)	(10,031)

Cash and cash equivalents, beginning of period	15,697	25,600

Cash and cash equivalents, end of period	$15,028	$15,569

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$247	$144

Cash paid for income taxes	$439	$154

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Liability for estimated additional acquisition consideration	$567	$—

Contingent consideration	$—	$1,600

Fair value of common stock and warrants in acquisition	$—	$4,395

Property, equipment and service center contracts financed under capital lease obligations	$982	$637

Accrued property and equipment expenditures	$463	$82

Stock-based compensation capitalized to property and equipment	$142	$134

Treasury stock received to satisfy minimum withholding liabilities	$—	$77

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015, AND

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

Concentrations of Risk —

As of September 30, 2016 and December 31, 2015, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable as follows:

	Accounts Receivable
	September 30, 2016	December 31, 2015
Google	13%	14%

For the three and nine months ended September 30, 2016 and 2015, the Company had concentrations equal to or exceeding 10% of the Company’s revenue as follows:

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Google	10%	28%	14%	31%

For the three and nine months ended September 30, 2016 and 2015, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue. The costs represent revenue share paid to customers for their supply of Internet traffic on the Company’s start experiences:

	Cost of Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Customer A	22%	29%	26%	28%
Customer B	Less than 10%	10%	10%	10%
Customer C	Less than 10%	10%	Less than 10%	10%

Recent Accounting Pronouncements —

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 (ASU 2014-09) Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)” and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify the implementation guidance on principal versus agent. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, providing additional guidance relating to identifying performance obligations under ASU 2014-09 as well as licensing.

The Company is currently in the process of assessing the financial impact of adopting these ASUs and the methods of adoption. The Company currently recognizes subscription revenue from its’ Email/Collaboration contracts over the life of the contracts (which are typically six months or longer). The Company has tentatively concluded that it is likely that this new guidance will require it to recognize a portion of the revenue from those contracts upon delivery, at the inception of the contracts, which would have the effect of accelerating recognition of revenue on such contracts, and may have a material impact on the Company’s consolidated financial statements. The standard will be effective for the Company beginning January 1, 2018, and adoption as of the original effective date of January 1, 2017 is permitted. The Company anticipates adopting the standard as of its effective date of January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company has not yet determined which transition method it will use.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, and the ASU provides that its different provisions be applied prospectively, retrospectively, or using a modified retrospective method, depending on the provision. The Company is in the process of assessing the impact of the adoption of this ASU on its consolidated financial statements.

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

While the Company has used its best estimates and assumptions to value the assets acquired and liabilities assumed, the purchase price allocation is preliminary and could change during the measurement period, not to exceed one year, if new information is obtained about the facts and circumstances that existed as of the Closing, that if known would have resulted in the recognition of additional assets or liabilities or resulted in changes in the recorded values of assets and liabilities. It is expected that acquired goodwill will be deductible for United States tax purposes. The Company will amortize technology and customer and publisher relationships over estimated useful lives of five years.

Acquisition costs of $0.1 million were incurred during the first quarter of 2016 and charged to general and administrative expense.

Zimbra –

As more fully discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, on August 18, 2015 the Company and Sync Holdings, LLC, its wholly-owned subsidiary, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Zimbra, Inc. (now known as TZ Holdings) to acquire certain assets related to TZ Holdings’ email/collaboration products and services business, including certain of its wholly-owned foreign subsidiaries. The business acquired by the Company pursuant to the Asset Purchase Agreement is referred to herein as “Zimbra” or the “Purchased Business.” The Purchased Business includes software for email/collaboration, calendaring, file sharing, activity streams and social networks, among other things. The Zimbra software is used globally by service providers, governments and companies. The Company completed the acquisition (the “Acquisition”) on September 14, 2015 (the “Closing”).

Pro Forma Results—

The following unaudited pro forma information presents the combined results of the Company’s operations as if the acquisition of Zimbra had been completed on January 1, 2015, the beginning of the comparable prior reporting periods. The unaudited pro forma results include adjustments to reflect: (i) the carve-out of revenue and expenses relating to the portion of the Zimbra business not acquired; (ii) the elimination of depreciation and amortization from Zimbra’s historical financial statements and the inclusion of depreciation and amortization based on the fair values of acquired property, plant and equipment and intangible assets; (iii) the fair value of deferred revenue liabilities assumed; (iv) recognition of the post-acquisition share-based compensation expense related to stock options that were granted to Zimbra employees who accepted employment with Synacor; (v) the elimination of intercompany revenue and expenses between Zimbra and Synacor; and (vi) the elimination of acquisition-related expenses.

The unaudited pro forma results do not reflect any cost-saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the periods presented, nor are they indicative of future results of operations.

Set forth below is the unaudited pro forma consolidated results of operations of the Company and Zimbra for the three and nine months ended September 30, 2015 as if the Acquisition had occurred on January 1, 2015 (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2015	2015
Revenue	$32,434	$97,066
Operating income (loss)	8	$(3,911)
Net loss	(276)	$(3,698)
Net loss per share (basic and diluted)	$(0.01)	$(0.12)

3.	Fair Value Measurements

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

Additionally, TZ Holdings is eligible to receive cash consideration of up to $2.0 million (the “Earn-Out Consideration”) upon the satisfaction of certain business performance milestones following the closing of the transaction, subject to and contingent upon any reduction to satisfy indemnification claims including pending claims. Should the business performance milestones be met, the payments under this arrangement will be partially due in the fourth quarter of 2016 and partially in the second quarter of 2017. The fair value of the Earn-Out Consideration was originally determined to be $1.6 million, and was adjusted to $1.5 million in the third quarter of 2016, with the adjustment credited to Sales and Marketing expense. The liability for Earn-Out Consideration is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2016. Approximately $0.9 million of the liability for Earn-Out Consideration was paid to TZ Holdings subsequent to September 30, 2016.

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

The Company classifies the Earn-Out Consideration within Level 3 because it is valued using unobservable inputs. There was a decrease of $0.1 million to the Company’s estimate of the fair value of the Earn-Out Consideration during the three and nine months ended September 30, 2016.

4.	Goodwill and Other Intangible Assets

The change in goodwill is as follows for nine months ended September 30, 2016 (in thousands):

Nine Months Ended
September 30, 2016
Balance – beginning of period	$15,187
Acquisition of Technorati	751
Effect of foreign currency translation	11

Balance – end of period	$15,949

Intangible assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Customer and publisher relationships	$14,780	$13,400
Technology	2,330	1,600
Trademark	300	300

	17,410	15,300
Less accumulated amortization	(2,034)	(502)

Intangible assets, net	$15,376	$14,798

Amortization of intangible assets for the three months ended September 30, 2016 and 2015 was $0.5 million and $0.1 million, respectively. Amortization of intangible assets for the nine months ended September 30, 2016 and 2015 was $1.5 million and $0.1 million, respectively.

5.	Property and Equipment – Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Computer equipment (1)	$23,542	$23,324
Computer software	18,916	14,813
Furniture and fixtures	2,001	1,945
Leasehold improvements	1,405	1,532
Other	252	252

	46,116	41,866
Less accumulated depreciation (2)	(31,301)	(27,489)

Property and equipment, net	$14,815	$14,377

Depreciation expense for the three months ended September 30, 2016 and 2015 was $1.9 million and $1.5 million, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $5.3 million and $4.6 million, respectively.

Notes:

(1)	Includes equipment and software held under capital leases of $5.1 million and $4.1 million as of September 30, 2016 and December 31, 2015, respectively.
(2)	Includes $3.0 million and $1.8 million of accumulated depreciation of equipment under capital leases as of September 30, 2016 and December 31, 2015, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued compensation	$6,167	$6,112
Accrued content fees	2,942	1,964
Contingent consideration	1,510	—
Accrued business acquisition consideration	567	—
Other	2,079	1,689

Total	$13,265	$9,765

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

The following tables set forth revenue and long-lived tangible assets by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
United States	$27,169	$25,556	$79,787	$76,623
International	4,552	795	12,670	1,174

Total revenue	$31,721	$26,351	$92,457	$77,797

			September 30,	December 31,
			2016	2015
Long-lived tangible assets:
United States			$13,842	$12,909
Canada			627	726
Other international			346	742

Total long-lived tangible assets			$14,815	$14,377

8.	Commitments and Contingencies

Contract Commitments — The Company is obligated to make payments under various contracts with vendors and other business partners, principally for revenue-share and content arrangements. Contract commitments as of September 30, 2016 are summarized as follows (in thousands):

Year ending December 31,
2016 (remaining three months)	$1,050
2017	2,080
2018	720

Total	$3,850

Contingent Consideration —

In connection with the Company’s acquisition of certain email/collaboration assets from TZ Holdings in September 2015 (see Notes 2 and 3), the Company is obligated to pay contingent cash consideration totaling up to $2.0 million upon the satisfaction of certain business performance milestones following the closing of the transaction, subject to and contingent upon any reduction to satisfy indemnification claims including pending claims. This liability is valued at $1.5 million, and at September 30, 2016 is included in accrued expenses and other current liabilities. Approximately $0.9 million of this liability was paid subsequent to September 30, 2016. Additionally, the Company held back 600,000 shares of common stock and warrants to purchase 120,000 shares of common stock (collectively valued at $0.8 million) to secure indemnification claims against TZ Holdings including pending claims.

In connection with the Company’s acquisition of the Technorati assets (see Note 2), the Company withheld $0.5 million of the purchase price to secure Technorati’s indemnification obligations under the Asset Purchase Agreement, with payment under this arrangement due in the first quarter of 2017. Additionally, the Company owes approximately $0.1 million in post-closing working capital adjustments. This amount is included in accrued expenses and other current liabilities at September 30, 2016.

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

Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the periods presented, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Technology and development	$238	$224	$681	$694
Sales and marketing	173	231	604	716
General and administrative	269	355	819	942

Total stock-based compensation expense	$680	$810	$2,104	$2,352

Stock Option Activity – A summary of the stock option activity for the nine months ended September 30, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	8,695,918	$2.57
Granted	1,503,500	$2.20
Exercised	(382,781)	$2.25
Forfeited or expired	(551,438)	$2.01

Outstanding at September 30, 2016	9,265,199	$2.55	6.76	$5,913

Vested and expected to vest at September 30, 2016	8,862,505	$2.57	6.76	$5,590

Vested and exercisable at September 30, 2016	4,804,258	$2.98	4.96	$2,178

Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the NASDAQ Global Market as of September 30, 2016 was $2.91 per share. The total intrinsic value of options exercised for the nine months ended September 30, 2016 was $0.3 million. The weighted average fair value of options issued during the nine months ended September 30, 2016 amounted to $1.08 per option share.

As of September 30, 2016, the unrecognized compensation cost related to non-vested options granted, for which vesting is probable, and adjusted for estimated forfeitures, was approximately $4.5 million. This cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of shares vested was $1.5 million for the nine months ended September 30, 2016.

In addition, the Company may, from time to time, grant Restricted Stock Units (“RSUs”) to its employees. A summary of RSU activity for the nine months ended September 30, 2016 is presented below:

	Number of Shares	Weighted Average Fair Value
Unvested - January 1, 2016	437,595	$2.31
Shares granted	139,500	$3.63
Shares vested	(160,811)	$2.53
Forfeited or expired	(16,712)	$2.69

Unvested - September 30, 2016	399,572	$2.67

Expected to vest - September 30, 2016	381,673	$2.64

10.	Net Income (Loss) Per Common Share Data

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

Stock options, warrants and RSUs are not included in the calculation of diluted net loss per share for the three and nine months ended September 30, 2016 and 2015 because the Company had a net loss for those periods. The inclusion of these equity awards would have had an antidilutive effect on the calculation of diluted loss per share. As such, the Company’s calculations of basic and diluted net loss per share are identical.

The following equivalent shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Anti-dilutive equity awards:
Stock options and Restricted Stock Units	9,664,771	8,223,520	9,664,771	8,223,520
Warrants	480,000	480,000	480,000	480,000

11.	Subsequent Events

Subsequent to September 30, 2016, the Company and certain of its subsidiaries, together with its lender, Silicon Valley Bank, amended the Company’s Loan and Security Agreement (the “Agreement”) to modify the financial covenants the Company must meet under the Agreement and the interest rate structure under the Agreement. Provided that the company’s liquidity coverage ratio (the ratio of cash plus eligible accounts receivable to borrowings under the Agreement) exceeds 2.75, borrowings bear interest at an annual rate of either 1.00% above the “prime rate” as published in The Wall Street Journal or LIBOR for the relevant period plus 3.50%, at the Company’s option. In the event that the liquidity coverage ratio is 2.75 or below, borrowings under the Agreement bear interest at an annual rate of 1.50% above the prime rate or 4.00% above LIBOR, at the Company’s option.

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

We enable our customers to provide their consumers engaging, multiscreen experiences with products that require scale, actionable data and sophisticated implementation. Through our Managed Portals and Advertising solutions, we enable our customers to earn incremental revenue by monetizing media among their consumers. At the same time, because consumers have high expectations for their online experience, we provide, through our Recurring and Fee-Based Revenue solutions, a suite of products and services that helps our customers successfully meet those high expectations. Our Cloud ID solutions empower our customers to provide consumers with access to video content across all devices, including PCs, tablets, smartphones and connected-TVs, seamlessly and at scale. Our email and collaboration platform is used by our customers and channel partners to offer secure communication, calendaring and file sharing solutions to consumers and enterprises.

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

During the three and nine months ended September 30, 2016, Managed Portals and Advertising revenue was $18.5 million and $53.3 million, a decrease of 4% and 10% as compared to $19.4 million and $59.0 million for the three and nine months ended September 30, 2015.

Digital advertising revenue increased by $3.3 million and $6.1 million during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, as a result of an increase in video advertising, syndicated advertising, and higher contractual rates for advertising, as well as the additional revenue resulting from our February 2016 acquisition of certain assets of Technorati, Inc., or Technorati, an advertising technology company. Combining Technorati’s publisher network and proprietary advertising technologies with our existing network of Managed Portals and Advertising solutions creates a large-scale media solutions platform that enables our customers to increase engagement with their consumers and further monetize that engagement. This acquisition is driving additional advertising demand, accelerating our content and advertising syndication strategy by giving us access to over 1,000 new publishers; additionally, the acquisition has enabled us to add new tools for publishers to our platform.

We anticipate video advertising may become an increasing percentage of our advertising revenue which may also serve to increase our advertising revenue per thousand impressions (referred to as cost per mille or CPMs). We also anticipate that the signing of new customers and launching new mobile app products may help add new Managed Portals and Advertising revenue in future years.

Search revenue decreased by $4.1 million, or 56%, for the three months ended September 30, 2016 compared to the same period in 2015, and decreased by $11.8 million, or 48% for the nine months ended September 30, 2016 as compared to the same nine months in 2015. We believe the decrease was due to continued migration of search activity from personal computers to other devices, such as tablets and smartphones, generally across the consumer bases of our existing customers of our existing customers, and the residual effect of the placement of our Managed Portals and Advertising solutions on the second tab of the default Windows 8 and Windows 10 internet browsers by our consumer electronics customers.

We anticipate that search activity and search revenue will increase in the future due to our three-year portal services contract with AT&T Services, Inc., or AT&T, to provide Managed Portals and Advertising solutions for use by AT&T’s customers. We and AT&T entered into the portal services contract in May 2016 and we expect to complete deploying our solutions in the second half of 2017. In addition, we expect a future increase of search activity on smartphones and tablets as we believe our continuing investment in our next-generation Managed Portals and Advertising experiences will allow us to compete more effectively for search activity on smartphones and tablets.

Our Recurring and Fee-Based revenue consists of fees charged for the use of our proprietary technology and for the use of, or access to, services, such as e-mail and messaging, security, Cloud ID, online games, music and other premium services and paid content. During the three and nine months ended September 30, 2016, Recurring and Fee-Based revenue was $13.2 million and $39.1 million, as compared to $7.0 million and $18.8 million in the same periods in 2015, an increase of 89% and 108%, respectively, primarily due to sales of the Zimbra email/collaboration products and services and the initial revenue from our agreement with HBO to provide Cloud ID authentication services for HBO GO.

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

Revenue attributable to our customers includes the Recurring and Fee-Based revenue earned directly from them, as well as the Managed Portals and Advertising revenue generated through our relationships with our search and digital advertising partners (such as Google for search advertising and advertising networks, advertising agencies and advertisers for digital advertising). This revenue is attributable to our customers because it is generated from the traffic their consumers generate on our Managed Portals. These search and advertising partners provide us with digital advertisements that we deliver along with search results and other content on our Managed Portals. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In the three and nine months ended September 30, 2016, search advertising through our relationship with Google generated $3.3 million and $12.7 million, or 10% and 14%, respectively, of our revenue, all of which was attributable to our customers. For the three and nine months ended September 30, 2016, search, digital advertising and other services attributable to one customer accounted for approximately $4.8 million and $16.4 million, representing 15% and 18% of our revenue, respectively.

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

Key Business Metric

In addition to the line items in our financial statements, we review the number of multiplatform unique visitors to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe disclosing this metric is useful for investors and analysts to understand the underlying trends in our business. The following table reflects the number of multiplatform unique visitors for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Multiplatform unique visitors	197,521,552	20,621,355	185,111,519	20,869,723

We define multiplatform unique visitors as consumers who have visited one of our Managed Portals from either mobile or desktop sources at least once, computed on an average monthly basis during a particular time period. For the three and nine months ended September 30, 2016, multiplatform unique visitors includes unique visitors to Technorati Media Network sites (since the February 2016 acquisition) and to other Synacor sites. As the number of multiplatform unique visitors increases, we expect that we will generate additional revenue from our Managed Portals and Advertising solutions. We rely on comScore to provide this data. ComScore estimates this data based on the U.S. portion of the internet activity of its worldwide panel of consumers and its proprietary data collection method.

Components of our Results of Operations

Revenue

We derive our revenue from two categories: revenue generated from search and digital advertising activities and Recurring and Fee-Based revenue, each of which is described below. The following table shows the revenue in each category, both in amount and as a percentage of revenue, for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenue:
Search and Digital Advertising	$18,511	$19,367	$53,312	$59,012
Recurring and Fee-Based	13,210	6,984	39,145	18,785

Total revenue	$31,721	$26,351	$92,457	$77,797

Percentage of Revenue:
Search and Digital Advertising	58%	73%	58%	76%
Recurring and Fee-Based	42%	27%	42%	24%

Total revenue	100%	100%	100%	100%

Search and Digital Advertising Revenue

We use internet advertising to generate revenue from the traffic on our Managed Portals and Advertising solutions, categorized as search advertising and digital advertising.

•	In the case of search advertising, we have a revenue-sharing relationship with Google, pursuant to which we include a Google-branded search tool on our Managed Portals. When a consumer makes a search query using this tool, we deliver the query to Google and they return search results to consumers that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. The net payment we receive from Google is recognized as revenue.

•	Digital advertising includes video, image and text advertisements delivered on one of our Managed Portals. Advertising inventory is filled with advertisements sourced by our direct sales force, independent advertising sales representatives and advertising network partners. Revenue is generated for us when an advertisement displays, otherwise known as an impression, or when consumers view or click an advertisement, otherwise known as an action. Digital advertising revenue is calculated on a cost per impression or cost per action basis. Digital advertising also includes advertising fees received for the placement of syndicated digital advertisements with other digital advertising networks, for which we acquire and pay for the space (inventory) on a cost per impression or cost per action basis. Revenue is recognized based on amounts received from advertising customers as the impressions are delivered or the actions occur, according to contractually-determined rates.

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

Costs and Expenses

Cost of Revenue

Cost of revenue consists primarily of revenue sharing, content acquisition costs, co-location facility costs, royalty costs, and product support costs. Revenue sharing consists of amounts accrued and paid to customers for the internet traffic on Managed Portals we operate on our customers’ behalf and where we are the primary obligor, resulting in the generation of search and digital advertising revenue. The revenue-sharing agreements with customers are primarily variable payments based on a percentage of the search and digital advertising revenue. Content-acquisition agreements may be based on a fixed payment schedule, on the number of subscribers per month, or a combination of both. Fixed-payment agreements are expensed on a straight-line basis over the term defined in the agreement. Agreements based on the number of subscribers are expensed on a monthly basis. Co-location facility costs consist of rent and operating costs for our data center facilities. Royalty costs consist of amounts due to other parties for license of email software with third party technology enabled. Product support costs consist of employee and operating costs directly related to our maintenance and professional services support.

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

Other (Expense) Income

Other (expense) income consists primarily of foreign currency transaction gains and losses and interest income earned.

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

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed within this Quarterly Report on Form 10-Q adjusted EBITDA, a non-GAAP financial measure. We define adjusted EBITDA as net income (loss) plus: provision (benefit) for income taxes, interest expense, other (income) expense, depreciation, loss in equity interest, stock-based compensation expense and acquisition costs. We have provided a reconciliation below of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(3,365)	$(931)	$(7,687)	$(3,086)
Provision for income taxes	379	10	783	30
Interest expense	75	35	227	144
Other expense (income)	38	32	(206)	31
Depreciation and amortization	2,414	1,560	6,782	4,716
Stock-based compensation expense	680	810	2,104	2,352
Loss in equity interest	—	—	—	57
Acquisition costs	—	478	—	478

Adjusted EBITDA	$221	$1,994	2,003	$4,722

Results of Operations

The following tables set forth our results of operations for the periods presented in amount and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenue	$31,721	$26,351	$92,457	$77,797
Costs and operating expenses:
Cost of revenue [1]	14,611	13,298	41,099	40,205
Technology and development 1 2	6,791	4,361	19,255	13,788
Sales and marketing [2]	5,907	4,274	17,177	11,475
General and administrative 1 2	4,871	3,712	15,027	10,437
Depreciation and amortization	2,414	1,560	6,782	4,716

Total costs and operating expenses	34,594	27,205	99,340	80,621

Loss from operations	(2,873)	(854)	(6,883)	(2,824)
Other (expense) income	(38)	(32)	206	(31)
Interest expense	(75)	(35)	(227)	(144)

Loss before income taxes and equity interest	(2,986)	(921)	(6,904)	(2,999)
Provision for income taxes	379	10	783	30
Loss in equity interest	—	—	—	(57)

Net loss	$(3,365)	$(931)	$(7,687)	$(3,086)

Notes:

[1]	Exclusive of depreciation and amortization shown separately

[2]	Includes stock-based compensation expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Technology and development	$238	$224	$681	$693
Sales and marketing	173	231	604	716
General and administrative	269	355	819	942

	$680	$810	$2,104	$2,351

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	100%	100%	100%	100%
Costs and operating expenses:
Cost of revenue [1]	46	50	44	52
Technology and development [1]	21	17	21	18
Sales and marketing	19	16	19	15
General and administrative [1]	15	14	16	13
Depreciation and amortization	8	6	7	6

Total costs and operating expenses	109	103	107	104

Loss from operations	(9)	(3)	(7)	(4)
Other (expense) income	—	—	—	—
Interest expense	—	—	—	—

Loss before income taxes and equity interest	(9)	(3)	(7)	(4)
Provision for income taxes	1	—	1	—
Loss in equity interest	—	—	—	—

Net loss	(10)%	(3)%	(8)%	(4)%

Note:

[1]	Exclusive of depreciation and amortization shown separately

Comparison of the three and nine months ended September 30, 2016 and 2015

Revenue

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Change	2016	2015	Change
	(in thousands)			(in thousands)
Revenue:
Search and digital advertising	$18,511	$19,367	-4%	$53,312	$59,012	-10%
Recurring and Fee-Based	13,210	6,984	89%	39,145	18,785	108%

Total revenue	$31,721	$26,351	20%	$92,457	$77,797	19%

Percentage of Revenue:
Search and digital advertising	58%	73%		58%	76%
Recurring and Fee-Based	42%	27%		42%	24%

Total revenue	100%	100%		100%	100%

Three months - 2016 compared to 2015. Revenue increased $5.4 million, or 20%, compared to the same period in 2015. Recurring and Fee-Based revenue increased by $6.2 million, or 89%, due to increases in email, messaging and collaboration service revenue associated with our acquisition of certain Zimbra assets in September 2015, and due to increased video product sales including the initial revenue from our agreement with HBO to provide Cloud ID authentication services for HBO GO. Search and digital advertising revenue decreased by $0.8 million, or 4%. Search revenue declined by $4.1 million while digital advertising revenue increased by $3.3 million. The decrease in search revenue was due in part to the residual effect of the placement of our Managed Portals on the second tab of the default Windows 8 and Windows 10 internet browsers by our consumer electronics customers. We also believe that a portion of the decrease in search revenue was due to ongoing migration of search activity from personal computers to mobile devices, such as tablets and smartphones, generally across the consumer base. The increase in digital advertising revenue was driven by a combination of a continued increase in video advertising and higher contractual rates for such advertisements, an increase in syndicated advertising revenue, and revenue derived from the former Technorati business.

Nine months - 2016 compared to 2015. Revenue increased $14.7 million, or 19%, compared to the same period in 2015. Recurring and Fee-Based revenue increased by $20.4 million, or 108%, due to increases in email, messaging and collaboration service revenue associated with our acquisition of certain Zimbra assets in September 2015, and due to increased video product sales including the initial revenue from our agreement with HBO to provide Cloud ID authentication services for HBO GO. Search and digital advertising revenue decreased by $5.7 million, or 10%. Search revenue declined by $11.8 million while digital advertising revenue increased by $6.1 million. The decrease in search revenue was due in part to the residual effect of the placement of our Managed Portals on the second tab of the default Windows 8 and Windows 10 internet browsers by our consumer electronics customers. We also believe that a portion of the decrease in search revenue was due to ongoing migration of search activity from personal computers to mobile devices, such as tablets and smartphones, generally across the consumer base. The increase in digital advertising revenue was driven by a combination of a continued increase in video advertising and higher contractual rates for such advertisements, an increase in syndicated advertising revenue, and revenue derived from the former Technorati business.

Cost of Revenue

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Change	2016	2015	Change
	(in thousands)			(in thousands)
Cost of revenue	$14,611	$13,298	10%	$41,099	$40,205	2%
Percentage of revenue	46%	50%		44%	52%

Our cost of revenue consists primarily of revenue-sharing costs from search and digital advertising placed on our Managed Portals as well as the cost of providing content on those portals.

Three months - 2016 compared to 2015. Cost of revenue increased by $1.3 million, or 10% for the three months ended September 30, 2016 as compared to the same period in 2015. The increase in cost was primarily due to an increase in revenue-sharing costs relating to digital advertising revenue, increased direct syndicated advertising costs and royalties associated with our email products, offset partially by decreased revenue-sharing costs relating to the decline in search revenue. The improvement in cost of revenue as a percentage of revenue, from 50% to 46%, was attributable to an improvement in revenue mix, as higher margin Recurring and Fee-Based revenue increased as a percentage of total revenue.

Nine months - 2016 compared to 2015. Cost of revenue increased by $0.9 million, or 2% for the nine months ended September 30, 2016 as compared to the same period in 2015. The increase in cost was due primarily to increases in revenue-sharing costs relating to digital advertising revenue, direct syndicated advertising costs and email product royalties, partially offset by lower revenue-sharing costs relating to the decrease in search revenue. The improvement in cost of revenue as a percentage of revenue, from 52% to 44%, was attributable to an improvement in revenue mix, as higher margin Recurring and Fee-Based revenue increased as a percentage of total revenue.

Technology and Development Expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Change	2016	2015	Change
	(in thousands)			(in thousands)
Technology and development	$6,791	$4,361	56%	$19,255	$13,788	40%
Percentage of revenue	21%	17%		21%	18%

Technology and development expenses consist of both the development of new products and services and the cost of operating multiple data centers domestically and internationally.

Three months - 2016 compared to 2015. The increase in technology and development expenses in 2016 as compared to 2015 was $2.4 million, or 56%, and was principally attributable to the addition in 2016 of the operating expenses associated with our Zimbra email/collaboration products and services and the product development and data center costs incurred in support of the AT&T portal business.

Nine months - 2016 compared to 2015. The increase in 2016 as compared to 2015 was $5.5 million, or 40%, and was driven by the operating expenses associated with our Zimbra email/collaboration products and services and the product development and data center costs incurred in support of the AT&T portal business.

Sales and Marketing Expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Change	2016	2015	Change
	(in thousands)			(in thousands)
Sales and marketing	$5,907	$4,274	38%	$17,177	$11,475	50%
Percentage of revenue	19%	16%		19%	15%

Three months - 2016 compared to 2015. Sales and marketing expenses increased by $1.6 million, or 38%, in 2016 as compared with 2015. The increase was primarily the result of the additional domestic and international sales and marketing personnel and their related expenses affiliated with our Zimbra email/collaboration products and services, as well as expenses incurred in advance of and in support of our AT&T portal business.

Nine months - 2016 compared to 2015. Sales and marketing expenses increased by $5.7 million, or 50%, in 2016 as compared with 2015. The increase was primarily the result of the additional domestic and international sales and marketing personnel and their related expenses affiliated with our Zimbra email/collaboration products and services, as well as expenses incurred in advance of and in support of our AT&T portal business.

General and Administrative Expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Change	2016	2015	Change
	(in thousands)			(in thousands)
General and administrative	$4,871	$3,712	31%	$15,027	$10,437	44%
Percentage of revenue	15%	14%		16%	13%

Three months - 2016 compared to 2015. General and administrative expenses increased by $1.2 million, or 31%, in 2016 as compared with 2015. The increase was due in part to increased administrative expenses associated with the Zimbra acquisition, including rent and personnel costs for offices in five foreign countries, as well as increased professional service costs, and start-up costs associated with the Company’s engagement with AT&T.

Nine months - 2016 compared to 2015. General and administrative expenses increased by $4.6 million, or 44%, in 2016 as compared with 2015. The increase was due primarily to increased administrative expenses associated with the Zimbra acquisition, including rent and personnel costs for offices in five foreign countries, as well as increased professional service costs, acquisition-related expenses, and start-up costs associated with the Company’s engagement with AT&T.

Depreciation and Amortization Expense

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Change	2016	2015	Change
	(in thousands)			(in thousands)
Depreciation and amortization	$2,414	$1,560	55%	$6,782	$4,716	44%
Percentage of revenue	8%	6%		7%	6%

Depreciation and amortization for the third quarter of 2016 increased by $0.9 million as compared to the same period in 2015. Depreciation and amortization for the nine months ended September 30, 2016 was $2.1 million higher than the corresponding period in 2015. The increase in each of the three and nine month periods ended September 30, 2016 was due to amortization of Zimbra-related intangible assets and, to a lesser extent, Technorati-related intangible assets in 2016, with an insignificant amount of Zimbra-related amortization and no Technorati-related amortization in the corresponding periods in 2015.

Other (Expense) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Other (expense) income	$(38)	$(32)	$206	$(31)

Other (expense) income consists of interest income and foreign currency transaction and measurement gains and losses related to our international operations. Net other (expense) income for the nine months ended September 30, 2016 included realized foreign currency transaction gains from the second quarter of 2016.

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Interest expense	$(75)	$(35)	$(227)	$(144)

Interest expense consists of interest on long-term debt and capital leases and increased in both the three and nine months ended September 30, 2016 over the corresponding periods in 2015 due to the Company’s long-term bank borrowings outstanding in 2016.

Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Provision for income taxes	$379	$10	$783	$30

Due to the uncertainty of whether and when we may be able to utilize our net operating loss and income tax credit carry-forwards, we have a full valuation allowance against the recorded value of our U.S. deferred income tax assets. As such, we do not record a tax benefit to reduce our reported pre-tax loss. The $0.4 million and $0.8 million increases in our income tax provision in the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015 are both attributable to tax withholdings on remittances from customers in foreign countries.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements are for financing working capital, investing in capital expenditures such as computer hardware and software, supporting research and development efforts, introducing new technology, enhancing existing technology, and marketing our services and products to new and existing customers. In addition, we expect to incur a total of approximately $10.0 million in start-up expenses, development expenses and capital expenditures through the first quarter of 2017 specifically relating to our contract to provide desktop and mobile portal services to AT&T. Of this total, we incurred approximately $3.0 million during the third quarter of 2016, including $2.3 million in operating expenses and $0.5 million in capital expenditures. To date, we have incurred approximately $5.0 million of total start-up expenses relating to this contract, including approximately $4.0 million in operating expenses and $1.0 million in capital expenditures.

To the extent that existing cash and cash equivalents, cash from operations, cash from short-term borrowings and cash from the exercise of stock options are insufficient to fund our future activities, we may need to raise additional funds through public or private equity offerings or debt financings.

In September 2013, we entered into a Loan and Security Agreement with Silicon Valley Bank, or the Lender, which was amended most recently in November 2016 (as amended, the “Loan Agreement”). The

Loan Agreement provides for a $12.0 million secured revolving line of credit with a stated maturity of September 25, 2018. The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of September 30, 2016, we had $5.0 million in outstanding borrowing under the Loan Agreement; subject to the operation of the borrowing formula, an additional $7.0 million was available for draw under the Loan Agreement.

Borrowings under the Loan Agreement bear interest, at our election, at an annual rate of either 1.00% above the “prime rate” as published in The Wall Street Journal or LIBOR for the relevant period plus 3.50%, provided that our liquidity coverage ratio (cash plus eligible accounts receivable divided by bank borrowings) exceeds 2.75. Should our liquidity coverage ratio be less than or equal to 2.75, borrowings under the Loan Agreement bear interest at either the prime rate plus 1.50% or LIBOR plus 4.00%. For LIBOR advances, interest is payable (i) on the last day of a LIBOR interest period or (ii) on the last day of each calendar quarter. For prime rate advances, interest is payable (a) on the first day of each month and (b) on each date a prime rate advance is converted into a LIBOR advance.

Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property. The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance. The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of September 30, 2016, we were in compliance with the covenants. The November amendment to the Loan Agreement modified our covenants, and we anticipate continuing to be in compliance with the modified covenants.

As of September 30, 2016, we had $15.0 million of cash and cash equivalents. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our revolving credit line, will be sufficient to meet our anticipated working capital, interest payments, capital lease payment obligations, capital expenditure requirements, and any payments of contingent acquisition consideration for at least the next 12 months. We expect our cash and cash equivalents will decrease in the near term as we continue to incur the necessary start-up expenses, development expenses and capital expenditures in support of our AT&T portal business.

Cash Flows

Statement of Cash Flows Data (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash flows provided by operating activities	$6,711	$6,178
Net cash flows used in investing activities	(6,746)	(19,734)
Net cash flows used in financing activities	(626)	3,540

Cash Provided by Operating Activities

Operating activities provided $6.7 million of cash in the nine months ended September 30, 2016, an increase of $0.5 million, or 9%, over the same period in 2015. The improved operating cash flow resulted primarily from a reduction in accounts receivable and an increase in accounts payable, accrued expenses and other liabilities, offset partially by increases in prepaid expenses, a reduction in deferred revenue, and our net loss adjusted for non-cash depreciation, amortization and stock-based compensation expenses.

Cash flows provided by operating activities results from our net loss, adjusted for non-cash income and expense items and changes in our operating assets and liabilities. The net loss was $7.7 million,

which included non-cash depreciation and amortization expense of $6.8 million and stock-based compensation expense of $2.1 million. Changes in our operating assets and liabilities provided $5.5 million of cash, primarily the result of a $5.3 million decrease in accounts receivable (without taking into effect accounts receivable acquired in the Technorati acquisition), a $1.8 million increase in accounts payable (also without taking into effect liabilities assumed in the Technorati acquisition), and a $1.3 million increase in accrued expenses and other liabilities, offset partially by a $1.3 million increase in prepaid expenses and other assets and a $1.7 million decrease in deferred revenue. The increase in prepaid expenses and other assets was primarily due to an increase in prepayments to vendors for components of our cost of revenue as well as an increase in prepayments for subcontracted development costs. The increase in accrued expenses and other liabilities was primarily due to an increase in liabilities for syndicated advertising costs.

In the nine months ended September 30, 2015 operating activities provided $6.2 million of cash. The net loss was $3.1 million, which included non-cash depreciation of $4.7 million and non-cash stock-based compensation expense of $2.4 million. Changes in our operating assets and liabilities provided $2.1 million of cash, primarily due to a $3.2 million inflow of cash related to the timing of cash collections from accounts receivable, and lower prepaid expenses and other assets of $0.6 million, offset by a decrease in our accounts payable of $1.0 million and a decrease in deferred revenue of $0.7 million. The decrease in accounts payable was a function of the timing of payment of invoices to our vendors. The decrease in our prepaid expenses and other assets was primarily due to a reduction in the amount of prepayments to vendors for components of our cost of revenue and insurance.

Cash Used in Investing Activities

Cash used in investing activities totaled $6.7 million in the nine months ended September 30, 2016, as compared to a use of $19.7 million in the comparable 2015 period. During the nine months ended September 30, 2016, we paid $2.5 million for the acquisition of assets from Technorati and $4.2 million for the purchase of property and equipment, primarily for the development of software and investments in data center infrastructure. In the comparable period in 2015, we paid $17.3 million for the acquisition of certain assets from Zimbra, Inc., and purchases of property and equipment totaled $2.5 million, principally for the development of internal-use software and build-out of our data centers.

Cash Used in Financing Activities

Net cash used in financing activities amounted to $0.6 million in the nine months ended September 30, 2016, as compared to $3.5 million provided by financing activities in the comparable 2015 period. In the 2015 period, we borrowed $5.0 million under our credit facility with Silicon Valley Bank to partially finance our acquisition of Zimbra. Principal payments of capital leases totaled $1.2 million in 2016, as compared to $1.0 million in 2015, while we received $0.7 million of net proceeds from the exercise of stock options in 2016 as compared to $0.1 million in 2015. In addition, cash used in financing activities in the nine months ended September 30, 2015 included the final $0.5 million payment for the acquisition of Teknision.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

We have bank debt with an outstanding balance of $5.0 million at September 30, 2016, which bears interest at a variable annual rate of either 1.00% above the “prime rate” as published in The Wall Street Journal or LIBOR for the relevant period plus 3.50%, at our election, thus subjecting us to interest rate risk. If our liquidity coverage ratio (cash plus eligible accounts receivable divided by bank debt) does not exceed 2.75, these rates rise to either the prime rate plus 1.50% or LIBOR plus 4.00%, at our election. A 10% increase or decrease in these interest rates would not have a significant impact on our interest expense. Although not significant, we are currently evaluating actions we may take to mitigate this exposure. Refer to Note 5, Long-Term Debt, of the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information about our outstanding debt.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Foreign Currency Risks

We are also subject to foreign currency exchange risk relating to our operations in Canada, Europe, India, Japan and Singapore. Our expenses at these locations are denominated in the local currencies and our results of operations are influenced by changes in the exchange rates between the U.S. Dollar and these local currencies, principally the Canadian Dollar, Euro, British Pound Sterling, Rupee, Yen and Singapore Dollar. In addition, certain of our revenue and accounts receivable are denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound Sterling, and Japanese Yen. A 10% increase or decrease in the applicable currency exchange rates could result in an increase or decrease in our currency exchange (loss) gain of approximately $0.2 million, calculated based on our foreign currency denominated accounts receivable as of September 30, 2016.

Subsequent to September 30, 2016, in response to foreign currency risks relating to our foreign currency denominated accounts receivable balances, we entered into a short-term hedge contract to lock in the dollar value of a Yen-denominated receivable, and may enter into similar contracts in the future to minimize the foreign currency risk with respect to significant receivable balances.

We continue to evaluate our various foreign currency rate exposures and may take additional steps to mitigate these exposures.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on traffic on our Managed Portals to generate search and digital advertising revenue, a substantial portion of which is derived from text-based links to advertisers’ websites as a result of internet searches. We have a revenue-sharing relationship with Google under which we include a Google-branded search tool on our Managed Portals. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 28%, 42%, and 51% of our revenue in 2015, 2014, and 2013 or $31.2 million, $45.4 million and $57.5 million, respectively, and approximately 14% of our revenue in the nine months ended September 30, 2016, or $12.7 million. Our agreement with Google was renewed in March 2014 for a three year term and expires in February 2017 unless we and Google mutually elect to renew it. Additionally, Google may terminate our agreement if we experience a change in control, if we enter into an agreement providing for a change in control, if we do not maintain certain search and digital advertising revenue levels or if we fail to conform to Google’s search policies and advertising policies. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of internet traffic. Any changes in these methodologies, metrics and advertising technology platforms could decrease the advertising rates that we receive and/or the amount of revenue that we generate from digital advertisements. If advertisers were to discontinue their advertising via internet searches, if Google’s revenue from search-based advertising were to decrease, if Google’s share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be materially and adversely affected. Moreover, consumers’ increased use of search tools other than the Google-branded search tool we provide would have similar effects.

A loss of any significant Managed Portals and Advertising customer could negatively affect our financial performance.

Although we continue to diversify our product portfolio and our customer base, we continue to derive a substantial portion of our revenue from a small number of Managed Portal customers. Revenue attributable to these customers includes the Recurring and Fee-Based revenue earned directly from them, as well as the search and digital advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our Managed Portals. Revenue attributable to CenturyLink, Inc., or CenturyLink, Toshiba America Information Systems, Inc., or Toshiba, and Verizon Corporate Services Group, Inc., or Verizon together accounted for approximately 49% of our revenue, or $53.5 million for the year ended December 31, 2015. For 2015, revenue attributable to one of these customers accounted for 20% or more of our revenue, and revenue attributable to each of the other two customers accounted for more than 10% of our revenue. For the nine months ended September 30, 2016, revenue attributable to one customer accounted for approximately 18% of our revenue, or $16.4 million. No other customer accounted for 10% or more of our revenue for that period. In the first nine months of 2016, revenue attributable to Verizon accounted for less than 10% of our revenue. In 2015, Verizon acquired AOL, and as a result, we would expect that our revenue attributable to Verizon may decline in future periods.

Our contracts with our Managed Portals and Advertising customers generally have an initial term of approximately two to three years from the launch of their Managed Portals and frequently provide for one or more automatic renewal terms of one to two years each. If a key contract is not renewed or is otherwise terminated, or if revenue from a significant customer declines because of competitive or other reasons, our revenue would decline and our ability to achieve or sustain profitability would be impaired. In addition to the loss of Recurring and Fee-Based revenue, we would also lose significant revenue from the related search and digital advertising services that we provide. In addition to the decline of revenue, we may have to impair our long-lived assets, to the extent that such assets are used exclusively to support these customers, which would adversely impact our results of operations and financial position.

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

We have incurred significant losses in each year of operation other than 2009, 2011, and 2012, including a pre-tax net loss of $3.6 million in 2010, a pre-tax net loss of $1.5 million in 2013, a pre-tax net loss of $8.1 million in 2014, a pre-tax net loss of $3.1 million in 2015, and a pre-tax net loss of $6.9 million in the nine months ended September 30, 2016. Our pre-tax net income in 2009, 2011, and 2012 was $0.3 million, $3.9 million, and $5.6 million, respectively. We have taken cost saving measures, including a reduction in workforce carried out in September 2014. However, our expenses may increase in future periods as we implement initiatives designed to grow our business including, among other things, the start-up and product development expenses we will incur in connection with providing Managed Portal and Advertising solutions to AT&T, acquisitions of complementary businesses (such as our acquisition of the Zimbra assets and our acquisition of certain assets from Technorati), the development and marketing of new services and products, licensing of content, expansion of our infrastructure and international expansion. If our revenue does not sufficiently increase to offset these expected increases in operating expenses, we may incur significant losses and may not be profitable. For example, although our revenue in the nine months ended September 30, 2016 increased as compared to the same period of 2015 and our revenue in 2015 increased as compared to 2014, we have not yet returned to profitability. We may not be able to return to or maintain profitability in the future. Any failure to achieve or maintain profitability may materially and adversely affect our business, financial condition, results of operations and impact our ability to utilize our net operating loss carry-forwards. As a result of our pre-tax cumulative losses, we have established a full valuation allowance against our deferred income tax asset, which includes our net operating loss carry-forwards.

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

Our revenue from high-speed internet service and communications providers, including our search and digital advertising revenue generated by online consumer traffic on our Managed Portals and our revenue from our Email/Collaboration offerings, accounted for approximately 82% in 2015, approximately 85% in 2014, approximately 83% in 2013, and approximately 73% in the nine months ended September 30, 2016. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated revenue. Under our agreements with some of our customers, including Verizon and CenturyLink, they have the right to terminate the agreement if we are acquired by one of their competitors.

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

Our future growth and profitability will depend in large part on the effectiveness and efficiency of our efforts to provide a compelling consumer experience that increases consumer engagement with our Managed Portals. We have made and will continue to make substantial investments in features and functionality for our technology that are designed to drive consumer engagement. We expect to invest a total of approximately $10 million, including approximately $5 million invested in the second and third quarters of 2016, through March 31, 2017 in start-up expenses, development expenses and capital expenditures relating to our contract with AT&T.

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

Certain of our agreements with Managed Portals and Advertising customers and content providers require us to make fixed payments to them. The aggregate amount of such fixed payments for the years ending December 31, 2016 (three months remaining), 2017 and 2018 total approximately $1.1 million, $2.0 million, and $0.7 million, respectively. We are required to make these fixed payments regardless of the achievement of any revenue objectives or subscriber or usage levels. If we do not achieve our financial objectives, these contractual commitments would constitute a greater percentage of our revenue than originally anticipated and would adversely affect our profitability.

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

In addition, while we are in compliance at September 30, 2016 with the financial covenants contained in our credit facility with Silicon Valley Bank, and we and Silicon Valley Bank recently entered into an agreement that modifies those financial covenants, our future financial performance, including our expected investments in start-up expenses, development expenses and capital expenditures associated with our contract with AT&T, may potentially cause us to become not in compliance with those covenants, possibly restricting our ability to continue to borrow under our credit facility.

If new or our existing sources of financing are required but are insufficient or unavailable, we could be required to delay, abandon or otherwise modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.

Our business depends, in part, on our ability to protect and enforce our intellectual property rights.

The protection of our intellectual property is critical to our success. We rely on copyright and service mark enforcement, contractual restrictions and trade secret laws to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with certain parties with whom we conduct business to limit access to and disclosure and distribution of our proprietary information. Additionally, we have applied for patents to protect certain of our intellectual property. We have registered several marks and filed many other trademark applications in the U.S. We have not applied for copyright protection in any jurisdiction including in the U.S. However, if we are unable to adequately protect our intellectual property, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization, and our business may suffer from the piracy of our technology and the associated loss in revenue.

Protecting against the unauthorized use of our intellectual property and other proprietary rights is expensive, difficult and, in some cases, impossible. The steps we take may not prevent misappropriation or infringement of our property rights. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could be costly and divert management resources, either of which could harm our business. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

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

We collect, and have access to, personal information of subscribers, including names, addresses, account numbers, credit card numbers and email addresses. There are numerous federal, state and local laws, rules and guidelines around the world regarding privacy and the collection, storing, sharing, use, processing, disclosure, destruction and security of personal information and other subscriber data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. For example, the European Commission and the United States Department of Commerce recently designed a new program known as the EU-US Privacy Shield, or the Privacy Shield, which provides a mechanism for U.S. companies to comply with data protection requirements under the 1995 European Union Data Protection Directive when transferring personal information from the European Economic Area, or the EEA, to the United States. The Privacy Shield includes more stringent operational and legal requirements for parties processing EEA personal information and imposes significant penalties for non-compliance. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or our privacy-related legal obligations (including obligations in agreements with our customers), or any compromise of security that results in the unauthorized release or transfer of personal information or other subscriber data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, or, in some situations, terminate their agreements with us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws or our policies, such violations may also put subscriber information at risk and could in turn have an adverse effect on our business.

Any failure to convince advertisers of the benefits of advertising with us would harm our business, financial condition and results of operations.

We have derived and expect to continue to derive a substantial portion of our revenue from digital advertising on our Managed Portals. Such advertising accounted for approximately 43%, 36%, and 29% of our revenue for the years ended December 31, 2015, 2014, and 2013, respectively, and approximately 44% of our revenue for the nine months ended September 30, 2016. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

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

As of September 30, 2016, we had substantial federal and state net operating loss carry-forwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carry-forwards to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “five-percent stockholders”

that exceeds 50 percentage points over a rolling three-year period. For these purposes, a five-percent stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding stock. In addition, persons who own less than 5% of the outstanding stock are grouped together as one or more “public groups,” which are also treated as five-percent stockholders. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carry-forwards to offset United States federal and state taxable income and taxes may be subject to limitations.

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

We have derived and expect to continue to derive a substantial majority of our revenue from search and digital advertising on our Managed Portals. Such search and digital advertising revenue accounted for approximately 71%, 79% and 81% of our revenue for the years ended December 31, 2015, 2014 and 2013, or $78.3 million, $83.9 million, and $90.4 million respectively, and approximately 58%, or $53.3 million in the nine months ended September 30, 2016. However, the prospects for continued demand and market acceptance for internet advertising are uncertain. If advertisers do not continue to increase their usage of the internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the internet. As the internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for internet advertising. Many historical predictions by industry analysts and others concerning the growth of the internet as a commercial medium have overstated the growth of the internet and one should not rely upon them. This growth may not occur or may occur more slowly than estimated.

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

Our directors and executive officers and their respective affiliates, beneficially own or directly or indirectly control (including by voting proxy), as of September 30, 2016, approximately 22% of our outstanding common stock (including exercisable options). Additionally, shares held by TZ Holdings are subject to a voting agreement pursuant to which all shares held by TZ Holdings shall be voted in the manner recommended by our Board of Directors. As a result, these stockholders, if they were to act together, would have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they act together, would have the ability to influence significantly the management and affairs of our company. Accordingly, this concentration of ownership might harm the trading price of our common stock by:

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

Certain of our stockholders who held shares of our preferred stock before the consummation of our public offering may be able to sell these shares in the public market without registration under Rule 144. In addition, shares that are either subject to outstanding options or warrants or that may be granted in the future under our equity plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. If a substantial number of any of these additional shares described are sold, or if it is perceived that a substantial number of such shares will be sold, in the public market, the trading price of our common stock could decline.

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

On November 8, 2016, we and certain of our subsidiaries, entered into a Consent and Fifth Amendment to Loan and Security Agreement (the “Amendment”) with Silicon Valley Bank (“SVB”). The Amendment amends the Loan and Security Agreement dated as of September 27, 2013 by and between SVB and us, as previously amended (together with all amendments, the “Loan Agreement”), which provides for a $12 million secured line of credit (the “Revolving Line”) with a stated maturity date of September 25, 2018. The Revolving Line is available for cash borrowings, subject to a borrowing formula based upon eligible accounts receivable. The Amendment modifies, among other things, the interest rate applicable to borrowings and the financial covenants that we must maintain at all times, subject to periodic reporting as of the last day of each month and the last day of each quarter.

The foregoing description of the Amendment is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed as an exhibit to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

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

SYNACOR, INC.
(Registrant)

Date: November 14, 2016	By:	/s/ Himesh Bhise
Himesh Bhise
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ William J. Stuart
William J. Stuart
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.2	Consent and Fifth Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated November 8, 2016.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document