Form 10-K
period 2016-12-31
Synacor, Inc.
filed 2017-03-22
CIK 1408278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing sale price of $3.08 per share on The Nasdaq Global Market on June 30, 2016, was approximately $73,566,083. For purposes of this disclosure, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock at such time and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 16, 2017, there were 31,484,756 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated. That Proxy Statement will be filed within 120 days of registrant’s fiscal year ended December 31, 2016.

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

Our Business

We enable our customers to better engage with their consumers. Our customers include video, internet and communications providers, device manufacturers, governments and enterprises. We are their trusted technology development, multiplatform services and revenue partner. Our customers use our technology platforms and services to scale their businesses and extend their subscriber relationships.  We deliver managed portals, advertising solutions, email and collaboration platforms, end-to-end video solutions and cloud-based identity management.

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

Products and Services

Our Managed Portals and Advertising solutions provide our customers with substantial revenue opportunities generated by their consumers’ engagement across devices. Managed Portals and Advertising solutions generated 59% of our revenue for 2016.

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

Our Recurring and Fee-Based Revenue solutions generated 41% of our revenue for 2016 and are comprised of our End-to-End Advanced Video Services, Email/Collaboration Services, and paid content and premium services:

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

Search & Discovery Metadata Platform

Once a consumer is authenticated, our Search & Discovery Metadata Platform helps them find their desired content successfully and easily. We curate videos every day and have compiled more than 2.2 million long- and short-form videos from hundreds of sources. We believe that we fill an important role for our customers as use of streaming video increases and consumers’ video content consumption preferences shift away from traditional viewing habits.

•

Our Email/Collaboration Services include white-label hosting, security and migration. With the acquisition of certain assets related to the Zimbra Email/Collaboration products and services business (the “Zimbra assets” or “Zimbra”) in 2015, our software and managed service offering now supports a network of over 1,000 value-added resellers, or VARs, over 500 Business Service Providers, or BSPs, and over 3,500 enterprise, government and nonprofit customers, and it powers approximately 530 million mailboxes.

Recent Developments

In March 2017 we announced that Windstream, a top-10 U.S.-based service provider, has selected Synacor and our Zimbra platform, to be Windstream’s hosted email provider.  Windstream’s residential high-speed internet customers will use Synacor’s email offering.  We also announced in March 2017 that another regional service provider has selected Synacor’s end-to-end video platform to deliver their TV Everywhere experience.

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

Increasing value for existing customers by optimizing user experience and monetization

With respect to our Managed Portals and Advertising solutions, 92% of our customers’ consumers have upgraded to our latest-generation portal, driving a 15% increase in year-over-year engagement. Our portal, with its engaging user experience and responsive design for desktop and mobile web, and our mobile apps, have video threaded throughout and is designed to optimize consumer engagement and monetization. We are also decreasing the implementation time for customers to launch our latest-generation portal.

Innovating on Synacor-as-a-platform for advanced services

Our Cloud ID Authentication platform is reported as having some of the highest consumer login success rates in the industry.

In 2016, we extended our Cloud ID relationships to content providers, OTT players, and device manufacturers. We delivered Authentication services for HBO GO, providing, for example, authentication in connection with the Game of Thrones’ record-breaking sixth season and finale.  Additionally, Apple uses Synacor’s Authentication services to support Apple Single Sign-On. The current wave of MVPDs launched by Apple are almost all running on Synacor’s Cloud ID Advanced Authentication platform. Our Authentication services also support Sling TV, PlayStation Vue and others to simplify the consumer log-in experience.

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

On May 4, 2016, we announced that AT&T selected Synacor to develop AT&T’s new multiplatform digital experience to enhance user engagement and experience. The new multiplatform experiences integrate multiple avenues for monetization including a combination of targeted banner advertising, pre-roll video ads and popular promoted content.  We expect that our partnership with AT&T will create a virtuous cycle that benefits all our current customers, and makes Synacor platforms more attractive for new customers.

In 2016, we released our iOS and Android video apps for GVTC and Consolidated Communications, which are powered by our end-to-end video platform. These apps enable consumers to watch TV everywhere, video-on-demand and OTT content in and out of the home.  Further, we believe our apps are helping our customers drive new subscriptions through improved search and discovery because we enable our customers to transform massive amounts of data into easy-to-access content, and created new ways for consumers to access new services.

Extending our product portfolio into emerging growth areas

We plan to capitalize on opportunities such as international expansion and delivery of business services. Through our acquisition of the Zimbra assets we have expanded our international customer base, and we believe this represents an opportunity to find new customers for our Managed Portals and Advertising solutions.

Technology and Operations

Technology Architecture

To route traffic through our network in the most efficient manner, we use load-balancing products. These products spread work among multiple servers and link controllers that monitor the availability and performance of multiple connections. Our technology is reliable, fault tolerant and scalable through the addition of more servers as usage grows. In 2016 and 2015, we spent $25.6 million and $20.0 million, respectively (exclusive of depreciation and amortization) on technology and development activities. The cost of these activities is generally not borne directly by our customers.

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

Customers

Our Managed Portals and Advertising customers principally consist of high-speed internet service providers, such as AT&T, Windstream, Mediacom and CenturyLink, as well as consumer electronics manufacturers, such as Toshiba America Information Systems, Inc. (Toshiba). Contracts with these customers typically have an initial term of two to three years from the deployment of our Managed Portals and frequently provide for one or more automatic renewal terms of one to two years each. Our Managed Portals and Advertising customer contracts typically contain service level agreements that call for specific system “up times” and 24 hours per day, seven days per week support. As of December 31, 2016, we had agreements with over 50 Managed Portals and Advertising customers.

Our Recurring and Fee-Based customers consist of high-speed internet service providers along with enterprises, government and nonprofit organizations, either directly or through resellers. Contracts with these customers typically have an initial term of one to three years and frequently provide for one or more automatic renewal terms of one to two years each. Our Recurring and Fee-Based customer contracts also typically contain service level agreements that call for specific system “up times” and 24 hours per day, seven days per week support. As of December 31, 2016, we had agreements, both directly and indirectly through resellers, with over 120 high-speed internet service providers and over 3,500 enterprise, government and nonprofit customers.

Revenue attributable to one customer accounted for 16% of our revenue, or $20.8 million, in the year ended December 31, 2016.

Content and Service Providers

We license the content available in our Managed Portals, including free and paid content offerings and premium services, from numerous third-party content and service partners. These partners provide a variety of content, including news and information, entertainment, sports, music, video, games, shopping, travel, autos, careers and finance. Our relationships with content providers give consumers access to over one hundred thousand short-form video and articles each month. To obtain this content, we enter into a variety of licensing arrangements with the content providers. These arrangements are typically one to three years in duration with payment terms that may be based on traffic, advertising revenue share, number of subscribers, flat fee payments over time, or some combination thereof. In addition to using licensed content to populate our Managed Portals, we also provide premium services and paid content that subscribers may purchase for additional fees. As of December 31, 2016, we had arrangements with over 65 content providers, such as The Associated Press, CNN, Tribune Content Agency, Gracenote, and Bankrate.

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

Our advertising sales team sells advertising inventory directly to advertisers, frequently through the advertising agencies representing those advertisers. These advertisers may be small companies with the advertising locally or regionally focused on the Managed Portals of one customer, or large companies with nationwide advertising on the Managed Portals of many customers. We have a team of direct advertising sales employees and independent advertising sales representatives focused on this effort and will continue to develop this team and attempt to grow the amount of advertising revenue generated with our customers. As of December 31, 2016, we had arrangements with over 100 advertising partners such as AppNexus, Comcast Spotlight, Criteo, DoubleClick, NCC Media, Mediavest, and Tremor Video.

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

We sell to internet service providers primarily through a direct sales force consisting of regional account executives. Sales cycles can be six months or longer. We sell to prospective government, nonprofit and enterprise customers through a two-tier indirect model via over 1,000 VARs and 500 BSPs.  Our VARs sell on-premise licenses to end customers while our BSPs sell a cloud service to the end customer. Sales cycles can range from thirty days to six months, depending on size and scope.

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

Intellectual Property

We believe that the protection of our intellectual property is critical to our success. We rely on copyright, service mark and patent enforcement, contractual restrictions and trade secret laws to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with certain parties with whom we conduct business in order to limit access to, and disclosure of, our proprietary information. We have applied for patents to protect certain of our intellectual property.  In addition, we have acquired intellectual property, including patents and trademarks, through our acquisitions including Zimbra, Technorati, NimbleTV and Teknision. Our registered service mark in the United States is Synacor ®.

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

We also compete with providers of paid content and services over the internet, especially companies with the capability of bundling paid content and premium services in much the same manner that we do. These companies include WatchESPN, F-Secure Corporation, Exent Technologies Ltd., Zynga Inc., MLB Advanced Media, Symantec Corporation, McAfee, Inc., Activision Blizzard, Inc. and Electronic Arts Inc. In some cases we have performed software integrations with these companies on behalf of our customers or, as in the case of F-Secure Corporation, we have partnered with them in order to offer their services more broadly to all our customers.

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

Employees

As of December 31, 2016, we had 322 employees in the United States and 130 based internationally. Of these employees, 449 were full-time employees.  None of our employees are represented by a labor union, and we consider current employee relations to be good.

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

Synacor, Inc.

Investor Relations Department

40 La Riviere Drive

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

Although we continue to diversify our product portfolio and our customer base, we continue to derive a substantial portion of our revenue from a small number of Managed Portal customers. Revenue attributable to these customers includes the Recurring and Fee-Based revenue earned directly from them, as well as the search and digital advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our Managed Portals. Revenue attributable to CenturyLink, Toshiba, and Verizon Corporate Services Group, Inc., or Verizon together accounted for approximately 49% of our revenue, or $53.5 million for the year ended December 31, 2015. For 2015, revenue attributable to one of these customers accounted for 20% or more of our revenue, and revenue attributable to each of the other two customers accounted for more than 10% of our revenue. For 2016, revenue attributable to one customer accounted for approximately 16% of our revenue, or $20.8 million, and no other customer accounted for 10% or more of our revenue for that period.

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

We rely on traffic on our Managed Portals to generate search and digital advertising revenue, a substantial portion of which is derived from text-based links to advertisers’ websites as a result of internet searches. We have a revenue-sharing relationship with Google under which we include a Google-branded search tool on our Managed Portals. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 12%, 28%, and 42% of our revenue in 2016, 2015, and 2014 or $15.9 million, $31.2 million, and $45.4 million respectively. Our agreement with Google was extended in December 2016 for an additional twelve-month period and expires in February 2018 unless we and Google mutually elect to renew it. Additionally, Google may terminate our agreement if we experience a change in control, if we enter into an agreement providing for a change in control, if we do not maintain certain search and digital advertising revenue levels or if we fail to conform to Google’s search policies and advertising policies. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of internet traffic. Any changes in these methodologies, metrics and advertising technology platforms could decrease the advertising rates that we receive and/or the amount of revenue that we generate from digital advertisements. If advertisers were to discontinue their advertising via internet searches, if Google’s revenue from search-based advertising were to decrease, if Google’s share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be materially and adversely affected. Moreover, consumers’ increased use of search tools other than the Google-branded search tool we provide would have similar effects.

We have a history of significant pre-tax net losses and may not be profitable in future periods, which would limit our ability to use our net operating loss carryforwards.

We have reported pre-tax net income in only three years, 2009, 2011 and 2012, in amounts of $0.3 million, $3.9 million, and $5.6 million, respectively.  In all other years, we have incurred losses, and at December 31, 2016 our cumulative net operating loss carryforward totals approximately $14 million. We have taken cost saving measures, including a reduction in workforce carried out in September 2014.  However, our expenses may increase in future periods as we implement initiatives designed to grow our business including, among other things, the start-up and product development expenses we will incur in connection with providing Managed Portal and Advertising solutions to AT&T, acquisitions of complementary businesses (such as our acquisition of the Zimbra assets and our acquisition of assets from Technorati), the development and marketing of new services and products, licensing of content, expansion of our infrastructure and international expansion. If our revenue does not sufficiently increase to offset these expected increases in operating expenses, we may incur significant losses and may not be profitable. For example, although our revenue in 2016 increased as compared to 2015 and our revenue in 2015 increased as compared to 2014, we have not yet returned to profitability. We may not be able to return to or maintain profitability in the future. Any failure to achieve or maintain profitability may materially and adversely affect our business, financial condition, results of operations and impact our ability to utilize our net operating loss carryforwards. As a result of our pre-tax cumulative losses, we have established a full valuation allowance against our deferred income tax asset, which includes our net operating loss carryforwards.

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

Our revenue from high-speed internet service and communications providers, including our search and digital advertising revenue generated by online consumer traffic on our Managed Portals and our revenue from our Email/Collaboration offerings, accounted for approximately 63% in 2016, approximately 82% in 2015 and approximately 85% in 2014. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated revenue. Under our agreements with some of our customers, including CenturyLink, they have the right to terminate the agreement if we are acquired by one of their competitors.

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

Our future growth and profitability will depend in large part on the effectiveness and efficiency of our efforts to provide a compelling consumer experience that increases consumer engagement with our Managed Portals. We have made and will continue to make substantial investments in features and functionality for our technology that are designed to drive consumer engagement. We expect we will have invested a total of approximately $10 million through March 31, 2017 in start-up expenses, development expenses and capital expenditures relating to our contract with AT&T, including approximately $8.2 million invested in the year ended December 31, 2016, of which approximately $6.3 million was operating expense and the remaining $1.9 million was capital expenditure, and we expect to invest an additional $2 million in 2017, of which we expect approximately $0.1 million to be capital expenditure and the remainder to be operating expense.

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

We license the content that we aggregate on our Managed Portals from numerous third-party content providers, and our future success is highly dependent upon our ability to maintain and enter into new relationships with these and other content providers. In some cases, we are required under our contracts, including our contract with AT&T, to provide our customers’ consumers access to certain types of content.  In the future, some of our content providers may not give us access to high-quality content, may fail to adapt to changes in consumer tastes or may increase the royalties, fees or percentages that they charge us for their content, any of which could have a material negative effect on our operating results. Our rights to the content that we offer to our customers and their consumers are not exclusive, and the content providers could license their content to our competitors. Our content providers could even grant our competitors exclusive licenses. In addition, our customers are not prohibited from entering into content deals directly with our content providers. Any failure to enter into or maintain satisfactory arrangements with content providers would adversely affect our ability to provide a variety of attractive services and products to our customers. Our reputation and operating results could suffer as a result, and it may be more difficult for us to develop new relationships with potential customers.

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

In 2016, we announced an initiative to promote support for our open source Zimbra Email/Collaboration solution with the expectation that the initiative would lead to increased maintenance, support and professional service revenue.  There can be no assurance that this initiative will yield an increase in revenue.

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

We plan to continue to expand our product offerings internationally, particularly in Asia, Canada, Latin America and Europe. Although our exposure to and expertise in international markets have increased as a result of our acquisition of the Zimbra assets in September 2015, we still have limited experience in marketing and operating all of our services and products in international markets, and we may not be able to successfully develop or grow our business in these markets. Our success in these markets will be directly linked to the success of our relationships with potential customers, resellers, content partners and other third parties.

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

Certain of our agreements with Managed Portals and Advertising customers and content providers require us to make fixed payments to them. The aggregate amount of such fixed payments for the year ending December 31, 2017 is approximately $1.6 million. We are required to make these fixed payments regardless of the achievement of any revenue objectives or subscriber or usage levels. If we do not achieve our financial objectives, these contractual commitments would constitute a greater percentage of our revenue than originally anticipated and would adversely affect our profitability.

Our agreements with some of our customers and content providers contain penalties for non-performance, which could adversely affect our financial performance.

We have entered into service level agreements with many of our customers. These agreements generally call for specific system “up times” and 24 hours per day, seven days per week support and include penalties for non-performance. We may be unable to fulfill these commitments due to circumstances beyond our control, which could subject us to substantial penalties under those agreements, harm our reputation and result in a reduction of revenue or the loss of customers, which would in turn have an adverse effect on our business, financial condition and results of operations. To date, we have not incurred any material penalties.

In addition, certain of our agreements with customers contain penalties for certain types of non-performance which, if not timely rectified, could result in substantial financial penalties to us.

System failures or capacity constraints could harm our business and financial performance.

The provision of our services and products depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our service. Such interruptions could harm our business, financial condition and results of operations, and our reputation could be damaged if people believe our systems are unreliable. Our systems are vulnerable to damage or interruption from snow storms, terrorist attacks, floods, fires, power loss, telecommunications failures, security breaches, computer malware, computer hacking attacks, computer viruses, computer denial of service attacks or other attempts to, or events that, harm our systems. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism and to potential disruptions if the operators of the facilities have financial difficulties. Although we maintain insurance to cover a variety of risks, the scope and amount of our insurance coverage may not be sufficient to cover our losses resulting from system failures or other disruptions to our online operations. For example, the limit on our business interruption insurance is approximately $20 million for cyber loss ($38 million for physical loss). Any system failure or disruption and any resulting losses that are not recoverable under our insurance policies may materially harm our business, financial condition and results of operations. To date, we have never experienced any material losses.

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

Following the merger of our predecessor companies, Chek, Inc., or Chek, and MyPersonal.com, Inc., or MyPersonal, to form Synacor, much of our business expansion resulted from organic growth. More recently, however, we have sought to, and may continue to seek to, grow through strategic acquisitions. For example, in the first quarter of 2016, we acquired certain assets from Technorati, and in 2015, we acquired the Zimbra assets and certain assets of NimbleTV. Our goal of returning to growth may place significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new technologies and acquisitions (such as the assets acquired from Technorati, Zimbra, and NimbleTV) into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees. Growth could strain our ability to:

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

The operation of our business and our growth strategy may require significant additional capital, especially if we were to accelerate our expansion and acquisition plans. For example, we invested approximately $8.2 million in 2016 in preparing to support AT&T as a customer, and we expect to invest an additional $2 million in 2017 in support of that goal.  If the cash generated from operations and otherwise available to us is not sufficient to meet our capital requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We may not be able to raise needed capital on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may cause our existing stockholders to suffer substantial dilution. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. As with our credit facility with Silicon Valley Bank, any debt financing obtained by us in the future could contain financial or other covenants that may potentially restrict our operations, and if we do not effectively manage our business to comply with those covenants, our business, financial condition and results of operations could be adversely affected.

In addition, while we are in compliance at December 31, 2016 with the financial covenants contained in our credit facility with Silicon Valley Bank, our future financial performance, including our expected investments in start-up expenses, development expenses and capital expenditures associated with our contract with AT&T, may potentially cause us to become not in compliance with those covenants, possibly restricting our ability to continue to borrow under our credit facility.

If new or existing sources of financing are required but are insufficient or unavailable, we could be required to delay, abandon or otherwise modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.

Our business depends, in part, on our ability to protect and enforce our intellectual property rights.

The protection of our intellectual property is critical to our success. We rely on copyright and service mark enforcement, contractual restrictions and trade secret laws to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with certain parties with whom we conduct business to limit access to and disclosure and distribution of our proprietary information. Additionally, we have applied for patents to protect certain of our intellectual property. We have registered several marks and filed many other trademark applications in the U.S.  We have not applied for copyright protection in any jurisdiction including in the U.S. However, if we are unable to adequately protect our intellectual property, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization, and, our business may suffer from the piracy of our technology and the associated loss in revenue.

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

We have derived and expect to continue to derive a substantial portion of our revenue from digital advertising, including advertising on our Managed Portals. Such advertising accounted for approximately 46%, 43%, and 36% of our revenue for the years ended December 31, 2016, 2015, and 2014, respectively. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

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

While we have determined that our internal control over financial reporting was effective as of December 31, 2016, as indicated in our Management Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end, or if our independent registered public accounting firm, when required, is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

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

After the end of 2017, we will no longer be an “emerging growth company” as defined in the Jumpstart Our Business Startups (“JOBS”) Act.  If, at that time, we are also no longer a “smaller reporting company,” then we will be required to comply with the auditor attestation requirements contained in Section 404, Any delay in compliance with the auditor attestation provisions of Section 404, when applicable to us, could subject us to a variety of administrative sanctions, including ineligibility for short-form resale registration, action by the SEC, the suspension or delisting of our common stock and the inability of registered broker-dealers to make a market in our common stock, which would further reduce the trading price of our common stock and could harm our business.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited as a result of future transactions in our stock which may be outside our control.

As of December 31, 2016, we had substantial federal and state net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “five-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. For these purposes, a five-percent stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding stock. In addition, persons who own less than 5% of the outstanding stock are grouped together as one or more “public groups,” which are also treated as five-percent stockholders. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset United States federal and state taxable income and taxes may be subject to limitations.

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

We have derived and expect to continue to derive a substantial majority of our revenue from search and digital advertising, including advertising on our Managed Portals. Such search and digital advertising revenue accounted for approximately 59%, 71% and 79% of our revenue for the years ended December 31, 2016, 2015 and 2014, or $74.9 million, $78.3 million, and $83.9 million respectively. However, the prospects for continued demand and market acceptance for internet advertising are uncertain. If advertisers do not continue to increase their usage of the internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the internet. As the internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for internet advertising. Many historical predictions by industry analysts and others concerning the growth of the internet as a commercial medium have overstated the growth of the internet and you should not rely upon them. This growth may not occur or may occur more slowly than estimated.

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

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, sharing, processing, disclosure, destruction and security of personal information by companies operating over the internet have come under increased public scrutiny and, as a result, there are an increasing number of regulations and industry standards that affect our business. Regulators, including the Federal Trade Commission and regulators in the EEA, have restricted and continue to restrict our ability to use personal information and therefore may limit or inhibit our ability to operate our business. In addition, many nations and economic regions have privacy protections that are more stringent or otherwise at odds with those in the United States. For example, the EEA traditionally has imposed stricter obligations and provided for more onerous penalties than the United States. Complying with new privacy and security requirements, whether imposed by regulation, contract or industry standard, will require additional expenditures and may result in a greater compliance burden for companies with users from the EEA.

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

Our directors and executive officers and their respective affiliates, beneficially own or directly or indirectly control (including by voting proxy), as of March 16, 2017, approximately 28% of our outstanding common stock (including exercisable options). Additionally, shares beneficially owned by TZ Holdings as of March 16, 2017, representing approximately 11% of our outstanding common stock , are subject to a voting agreement pursuant to which all shares held by TZ Holdings shall be voted in the manner recommended by our Board of Directors.  As a result, these stockholders, if they were to act together, would have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they act together, would have the ability to influence significantly the management and affairs of our company. Accordingly, this concentration of ownership might harm the trading price of our common stock by:

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

Finally, on July 14, 2014 we implemented a stockholder rights plan, also called a poison pill, which may have the effect of discouraging or preventing a change of control of us by, among other things, making it uneconomical for a third-party to acquire us on a hostile basis.  We expect this plan will expire on July 14, 2017 in accordance with its terms.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on March 16, 2017, our trading price has ranged from $1.03 to $18.00. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to the various factors set forth in this “Risk Factors” section, as well as:

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

Our corporate headquarters are located at 40 La Riviere Drive, Buffalo, New York 14202. We lease approximately 31,000 square feet of office space at this address pursuant to a sublease agreement that expires in November 2018.

We also maintain administrative and product development offices in New York, New York; Toronto and Ottawa, Ontario, Canada; Westford, Massachusetts; Frisco, Texas; Los Angeles and San Francisco, California; Pune, India; London, United Kingdom; Tokyo, Japan; Paris, France; and Singapore. Our data centers are located in Atlanta, Georgia; Dallas, Texas; Lewis Center, Ohio; Denver, Colorado, Toronto, Canada and Amsterdam, The Netherlands.

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

Fiscal Year 2016 Quarters Ended:	High	Low
March 31, 2016	$1.95	$1.38
June 30, 2016	$3.98	$1.33
September 30, 2016	$3.34	$2.51
December 31, 2016	$3.40	$2.65
Fiscal Year 2015 Quarters Ended:
March 31, 2015	$2.83	$1.95
June 30, 2015	$2.64	$1.58
September 30, 2015	$1.88	$1.03
December 31, 2015	$1.88	$1.29

Holders of Record

As of March 16, 2017, there were 159 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required to be disclosed by Item 201(d) of Regulation S-K regarding our equity securities authorized for issuance under our equity incentive plans is incorporated herein by reference to the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of fiscal year 2016 pursuant to Regulation 14A.

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

We derived the selected consolidated financial data for the years ended December 31, 2016, 2015, and 2014 and as of December 31, 2016 and 2015 from our audited consolidated financial statements and related notes, which are included in this Annual Report on Form 10-K. We derived the selected consolidated financial data for the years ended December 31, 2013 and 2012 and as of December 31, 2014, 2013 and 2012 from our audited consolidated financial statements and related notes, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2016	2015 (4)	2014	2013	2012
	(in thousands except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$127,373	$110,245	$106,579	$111,807	$121,981
Costs and operating expenses:
Cost of revenue (1)	59,146	54,423	57,939	59,622	66,620
Technology and development (1)(2)	25,612	20,007	26,259	28,458	25,603
Sales and marketing (2)	22,846	16,272	10,807	8,124	9,120
General and administrative (1)(2)	19,695	15,543	14,249	11,663	11,011
Depreciation and amortization	9,235	6,901	5,126	4,650	3,779
Gain on sale of domain	—	—	(1,000)	—	—
Total costs and operating expenses	136,534	113,146	113,380	112,517	116,133
(Loss) income from operations	(9,161)	(2,901)	(6,801)	(710)	5,848
Other (expense) income	(42)	(16)	(28)	(37)	1
Interest expense	(318)	(245)	(218)	(193)	(270)
(Loss) income before income taxes	(9,521)	(3,162)	(7,047)	(940)	5,579
Provision (benefit) for income taxes	1,219	239	4,821	(134)	1,764
Loss in equity interest	—	(73)	(1,063)	(561)	—
Net (loss) income	$(10,740)	$(3,474)	$(12,931)	$(1,367)	$3,815
Net (loss) income per share:
Basic	$(0.36)	$(0.12)	$(0.47)	$(0.05)	$0.16
Diluted	$(0.36)	$(0.12)	$(0.47)	$(0.05)	$0.14
Weighted average shares used to compute net (loss) income per share:
Basic	30,251,685	28,213,838	27,389,793	27,306,882	24,411,194
Diluted	30,251,685	28,213,838	27,389,793	27,306,882	28,097,313
Other Financial Data:
Adjusted EBITDA (3)	$3,179	$7,593	$2,180	$6,501	$11,626

Notes:

(1)	Exclusive of depreciation and amortization shown separately.
(2)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Technology and development	$921	$936	$1,621	$1,184	$523
Sales and marketing	784	942	599	348	404
General and administrative	1,066	1,237	1,375	1,029	1,072
	$2,771	$3,115	$3,595	$2,561	$1,999

(3)

We define adjusted EBITDA as net (loss) income plus: provision (benefit) for income taxes, interest expense, other (income) expense, depreciation, asset impairments, loss in equity interest, stock-based compensation, acquisition costs and certain one-time items. Please see “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

(4)	Results for 2015 include the results of operations relating to the acquired Zimbra assets since the closing of the acquisition in September 2015.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,315	$15,697	$25,600	$36,397	$41,944
Accounts receivable, net	27,386	24,341	20,479	14,569	15,624
Property and equipment, net	14,406	14,377	15,128	14,085	11,043
Total assets	93,399	89,026	66,238	74,789	76,330
Long-term debt and capital lease obligations	6,996	7,581	1,383	885	1,712
Total stockholders’ equity	39,649	46,104	42,482	52,231	50,811

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

Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•

although depreciation and asset impairments are non-cash charges, the assets being depreciated or impaired may have to be replaced in the future, and adjusted EBITDA does not reflect capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;
•	adjusted EBITDA does not reflect the impact of tax payments that may represent a reduction in cash available to us;
•	adjusted EBITDA does not reflect the impact of the cost of business acquisitions on the cash available to us;
•	adjusted EBITDA does not reflect the impact of non-recurring items, such as the costs associated with reductions in workforce, on the cash available to us: and
•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net (loss) income and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net (loss) income for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net (loss) income	$(10,740)	$(3,474)	$(12,931)	$(1,367)	$3,815
Provision (benefit) for income taxes	1,219	239	4,821	(134)	1,764
Interest expense	318	245	218	193	270
Other expense (income) (1)	42	16	28	37	(1)
Depreciation and amortization	9,235	6,901	5,126	4,650	3,779
Capitalized software impairment	334	—	—	—	—
Loss in equity interest	—	73	1,063	561	—
Stock-based compensation expense	2,771	3,115	3,595	2,561	1,999
Gain on sale of domain	—	—	(1,000)	—	—
Reduction in workforce severance and related costs	—	—	1,260	—	—
Acquisition costs	—	478	—	—	—
Adjusted EBITDA	$3,179	$7,593	$2,180	$6,501	$11,626

Note:

(1)	Other expense (income) consists primarily of interest income earned and foreign exchange gains and losses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We enable our customers to better engage with their consumers. Our customers include video, internet and communications providers, device manufacturers, governments and enterprises. We are their trusted technology development, multiplatform services and revenue partner.  Our customers use our technology platforms and services to deepen their subscriber relationships.

We generate revenue from consumer traffic on our Managed Portals, which we collect from our search partner, Google Inc., or Google, our advertising network providers and directly from advertisers. We typically share a portion of this search and digital advertising revenue with our customers. We also generate Recurring and Fee-Based revenue for the use of our technology, email/collaboration, premium services and paid content. Growth in our business is dependent on expansion of relationships with our existing customers and new customers adopting our solutions and their respective consumers’ use of our Managed Portals ramping up as described below. Since our acquisition of the Zimbra assets in September 2015, we generate revenue from the licensing and distribution of our Email/Collaboration products and services, including perpetual licenses, and we generate recurring revenue in the form of maintenance and support fees as well. As we expand our Cloud ID, syndicated content and Email/Collaboration offerings, we expect to generate increased Recurring and Fee-Based revenue from our customers.

During 2016, Managed Portals and Advertising revenue was $74.9 million, a decrease of 4% compared to $78.3 million in 2015. Search revenue decreased by $15.4 million, or 49%, in 2016 compared to 2015. We believe the decrease was due to lower search activity associated with the increased usage of competitor search tools on other devices, such as tablets and smartphones, generally across the consumer base. In addition, a portion of the decrease was due to the residual effect of the placement of our Managed Portals on the second tab of the default Windows 8 internet browser by our consumer electronics customers. Further, upgrades to the Windows 10 operating system default to Microsoft’s latest Edge browser and displace users’ previous browser settings including default homepages, which can also lead to decreased search and digital advertising revenue.

We anticipate that search activity and our search revenue will increase in 2017 when our AT&T portal services are deployed. In addition, we anticipate search activity will increase on smartphones and tablets in the future and we believe our continuing investment in our next-generation Managed Portals and Advertising solutions will allow us to compete more effectively for search activity on smartphones and tablets.

Digital advertising revenue increased by $12.0 million, or 26%, in 2016 compared to 2015.  We believe this increase was due primarily to increased syndicated advertising activity, particularly as a result of our acquisition of Technorati in February 2016.

We anticipate video advertising will continue to become an increasing percentage of our advertising revenue which may also serve to increase our advertising cost-per-thousand impressions (referred to as cost per mille, or CPMs). We also anticipate that the signing and launching of new customers, particularly our pending launch of the AT&T portal, and our mobile product initiatives may help add new search and digital advertising revenue in future years.

Our Recurring and Fee-Based revenue consists of fees charged for the use of our proprietary technology and for the use of, or access to, services, which consisted primarily of our Email/Collaboration and professional services products such as security, Cloud ID, online games, music and other premium services and paid content. In addition, we also generate revenue from the licensing and distribution of our Email/Collaboration products and services, including perpetual licenses and recurring revenue in the form of subscriber maintenance and support fees. During 2016, Recurring and Fee-Based revenue was $52.4 million, an increase of 64% from $31.9 million in 2015. This increase was primarily driven by growth in the hosting and management of our email product, sales of the Zimbra Email/Collaboration product and services, and increasing adoption of our Cloud ID services by our customers. Our 2016 results include a full year of revenue and expenses relating to the Zimbra Email/Collaboration product and services, as compared with 2015 which included only 3-1/2 months of revenue and expenses. We believe there are opportunities to generate new sources of Recurring and Fee-Based revenue, such as by selling solutions that generate Recurring and Fee-Based revenue into the customer base we obtained as part of the acquisition of the Zimbra assets.

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

Revenue attributable to our customers includes the Recurring and Fee-Based revenue earned directly from them, as well as the search and digital advertising revenue generated through our relationships with our search and digital advertising partners (such as Google for search advertising and advertising networks, advertising agencies and advertisers for digital advertising). This revenue is attributable to our customers because it is produced from the traffic on our Managed Portals. These search and advertising partners provide us with advertisements that we then deliver with search results and other content on our Managed Portals. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In 2016, revenue attributable to one customer accounted for approximately 16% of our revenue, or $20.8 million. In 2016 search advertising through our relationship with Google generated approximately 12% of our revenue, or $15.9 million (all of which was attributable to our customers).

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

Our business is also affected by growth in advertising on the internet, for which the proliferation of high-speed internet access and internet-connected devices will be the principal drivers. We believe we have experienced a decline in search advertising revenue based on consumers’ internet searching habits increasingly transitioning to mobile devices. However, we expect that the launch of the AT&T portal will result in an increase in search advertising revenue.  In addition, we believe there continue to be growth opportunities for advertising related to the video, images and text on our Managed Portals and hosted email/collaboration products. We expect our results of operations will benefit from the growth in the number of mobile internet users as our customers adopt our mobile and tablet offerings.

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

Key Business Metrics

In addition to the line items in our financial statements, we review the number of Multiplatform Unique Visitors – Managed Portal and Multiplatform Unique Visitors – Ad Network to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe disclosing these metrics is useful for investors and analysts to understand the underlying trends in our business. The following table reflects the number of multiplatform unique visitors for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Multiplatform Unique Visitors:
Managed Portal	19,552,939	20,902,492	20,868,428
Ad network	188,858,408	-	-
Total	208,411,347	20,902,492	20,868,428

We define Multiplatform Unique Visitors – Managed Portal as consumers who have visited one of our Managed Portals from either mobile or desktop sources at least once, computed on an average monthly basis during a particular time period. As the number of Multiplatform Unique Visitors – Managed Portal increases, we expect that we will generate additional revenue from our Managed Portals and Advertising solutions. We rely on comScore to provide this data. comScore estimates this data based on the U.S. portion of the internet activity of its worldwide panel of consumers and its proprietary data collection method.  In addition, following the acquisition of the Technorati media solutions platform in 2016 we have begun tracking Multiplatform Unique Visitors – Ad Network, which reflects the number of multiplatform unique visitors through our advertising network as a key business metric.  We define Multiplatform Unique Visitors – Ad Network as the number of consumers who have viewed an advertisement through our advertising network, computed on an average monthly basis during a particular time period.  As the number of Multiplatform Unique Visitors – Ad Network increases, we expect that we will generate additional digital advertising revenue.

Components of our Results of Operations

Revenue

We derive our revenue from two categories: revenue generated from search and digital advertising activities and Recurring and Fee-Based revenue, each of which is described below. The following table shows the revenue in each category, both in amount and as a percentage of revenue, for 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Revenue:
Search and digital advertising	$74,889	$78,316	$83,906
Recurring and fee-based	52,484	31,929	22,673
Total revenue	$127,373	$110,245	$106,579
Percentage of revenue:
Search and digital advertising	59%	71%	79%
Recurring and fee-based	41	29	21
Total revenue	100%	100%	100%

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

Gain on Sale of Domain

Gain on sale of domain was unique to 2014. The proceeds collected from the sale of an internet domain were recognized as a gain in their entirety.

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

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies and estimates addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. See Note 1, The Company and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition

We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured.

The terms of our arrangements with our customers, Google and our advertising network partners are specified in written agreements. These written agreements constitute the persuasive evidence of the arrangements with our customers that are a pre-

condition to the recognition of revenue. The evidence used to document that delivery or performance has occurred generally consists of communication of either numbers of subscribers or the revenue generated in a reporting period from customers, advertising partners, vendors and our own internally-generated reports. Occasionally, a customer will notify us of subsequent adjustments to previously reported subscriber data. These adjustments, once accepted by us, will result in adjustments to revenue and cost of revenue. The historical occurrences of such adjustments, and the amounts involved, have not been significant.

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

Expected Term - The expected term was estimated using the simplified method allowed under SEC guidance. As we develop more experience, our estimate of the life of awards may change.

Volatility - Expected stock price volatility for our common stock was estimated by blending our average historic price volatility with that of our industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the technology industry, some larger and some similar in size, stage of life cycle and financial leverage. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

Risk-free Rate - The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

Dividend Yield - We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Additionally, our loan and security agreement with Silicon Valley Bank restricts our ability to pay any dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” Accordingly, we used an expected dividend yield of zero.

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

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Revenue	$127,373	$110,245	$106,579
Costs and operating expenses:
Cost of revenue (1)	59,146	54,423	57,939
Technology and development (1)(2)	25,612	20,007	26,259
Sales and marketing (2)	22,846	16,272	10,807
General and administrative (1)(2)	19,695	15,543	14,249
Depreciation and amortization	9,235	6,901	5,126
Gain on sale of domain	—	—	(1,000)
Total costs and operating expenses	136,534	113,146	113,380
Loss from operations	(9,161)	(2,901)	(6,801)
Other expense	(42)	(16)	(28)
Interest expense	(318)	(245)	(218)
Loss before income taxes	(9,521)	(3,162)	(7,047)
Provision for income taxes	1,219	239	4,821
Loss in equity interest	—	(73)	(1,063)
Net loss	$(10,740)	$(3,474)	$(12,931)

Notes:

(1)	Exclusive of depreciation and amortization shown separately.
(2)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Technology and development	$921	$936	$1,621
Sales and marketing	784	942	599
General and administrative	1,066	1,237	1,375
	$2,771	$3,115	$3,595

	Year Ended December 31,
	2016	2015	2014
Revenue	100%	100%	100%
Costs and operating expenses:
Cost of revenue (1)	46	49	54
Technology and development (1)	20	18	25
Sales and marketing	18	15	10
General and administrative (1)	16	14	13
Depreciation and amortization	7	6	5
Gain on sale of domain	-	—	(1)
Total costs and operating expenses	107	103	106
Loss from operations	(7)	(3)	(6)
Other expense	—	—	—
Interest expense	—	—	—
Loss before income taxes	(7)	(3)	(7)
Provision for income taxes	1	—	5
Loss in equity interest	—	—	(1)
Net loss	(8)%	(3)%	(12)%

Note:

(1)	Exclusive of depreciation and amortization shown separately.

Comparison of Years Ended December 31, 2016, 2015 and 2014

Revenue

	Year Ended December 31,			2015 to 2016 % Change	2014 to 2015 % Change
	2016	2015	2014
	(in thousands)
Revenue:
Search and digital advertising	$74,889	$78,316	$83,906	(4)%	(7)%
Recurring and fee-based	52,484	31,929	22,673	64%	41%
Total revenue	$127,373	$110,245	$106,579	16%	3%
Percentage of revenue:
Search and digital advertising	59%	71%	79%
Recurring and fee-based	41	29	21
Total revenue	100%	100%	100%

In 2016, our revenue increased by $17.1 million, or 16%, compared to 2015. Search and digital advertising revenue decreased by $3.4 million, driven by a $15.4 million decrease in search revenue, or 49%, compared to 2015, and offset partially by a $12.0 million increase in digital advertising revenue, or 26%, as compared to 2015. The increase in digital advertising was driven by a combination of an increase syndicated advertising and an increase in video advertising and higher contractual rates for such advertisements. Video advertising yields higher CPMs than traditional image or text advertising. We believe the decrease in search revenue was due to lower search activity associated with the increased usage of competitor search tools on other devices, such as tablets and smartphones, generally across the consumer base. In addition, we believe a portion of the decrease was due to the residual effect of the placement of our Managed Portals on the second tab of the default Windows 8 internet browser by our consumer electronics customers. Recurring and Fee-Based Revenue increased $20.6 million, or 64% primarily due to increases in usage of our Email/Collaboration, Cloud ID and video solutions by our customers.  Our 2016 results include a full year of revenue and related costs and expenses relating to our Zimbra Email/Collaboration products and services, while 2015 included results only from the date of acquisition (September 2015).

In 2015, our revenue increased by $3.7 million, or 3%, compared to 2014. Digital advertising revenue increased by $8.5 million, or 22%. The increase in digital advertising was driven by a combination of an increase in video advertising and higher contractual rates for advertisements. Search advertising revenue decreased by $14.1 million, or 31%, compared to 2014. We believe the decrease was due to lower search activity associated with the increased usage of competitor search tools on other devices, such as tablets and smartphones, generally across the consumer base. In addition, a portion of the decrease was due to the residual effect of the placement of our Managed Portals on the second tab of the default Windows 8 internet browser by our consumer electronics customers. Recurring and Fee-Based Revenue increased $9.3 million, or 41%, primarily due to increased usage of our Zimbra Email/Collaboration solutions (driven by the acquisition of the Zimbra assets in September 2015), various other services by our customers, and to a lesser extent, Cloud ID and video solutions by our customers

Cost of Revenue

	Year Ended December 31,			2015 to 2016 % Change	2014 to 2015 % Change
	2016	2015	2014
	(in thousands)
Cost of revenue	$59,146	$54,423	$57,939	9%	(6)%
Percentage of revenue	46%	49%	54%

In 2016, our cost of revenue increased by $4.7 million, or 9%, compared to 2015. However, our cost of revenue decreased as a percentage of revenue from 49% in 2015 to 46% in 2016. The increase in our cost of revenue was driven primarily by increased syndicated advertising costs.  The decrease in our cost of revenue as a percentage of revenue resulted from a shift in mix, as higher-margin Email/Collaboration revenue increased in 2016 as compared to 2015, offset partially by the effect of increased lower-margin syndicated advertising revenue in 2016 as compared to the prior year.

In 2015, our cost of revenue decreased by $3.5 million, or 6%, compared to 2014. The decrease in our cost of revenue was driven by decreased revenue sharing costs due to declining search revenue, offset by an increase in revenue-sharing costs from digital advertising due to increase placement of video-based advertising. Cost of revenue as a percentage of revenue decreased, from 54% to

49%, because of changes in the mix of revenue, mix of customers, related revenue-sharing arrangements, and the increase in Recurring and Fee-Based revenue from our Email/Collaboration products.

Technology and Development Expenses

	Year Ended December 31,			2015 to 2016 % Change	2014 to 2015 % Change
	2016	2015	2014
	(in thousands)
Technology and development	$25,612	$20,007	$26,259	28%	(24)%
Percentage of revenue	20%	18%	25%

In 2016, technology and development expenses increased by $5.6 million, or 28%, compared to 2015. The increase was primarily due to increased headcount and spending in technology and development activities in preparation for our 2017 AT&T portal services product launch.  We added or redeployed 52 positions specifically devoted to the development of the AT&T portal. We anticipated that total expenditures for the AT&T portal would be approximately $10 million, consisting of $8 million of operating expense and $2 million of capital expenditures.  Of this amount, approximately $6.3 million of operating expense and $1.9 million of capital expenditures were incurred during 2016, primarily in technology and development.  Also contributing to the increase in technology and development expenses in 2016 over 2015 were the costs associated with the addition of the former Zimbra development group.

In 2015, technology and development expenses decreased by $6.3 million, or 24%, compared to 2014. Approximately $4.3 million of the decrease was due to reduced salaries expense and related costs due to the implementation of our cost reduction plan in October 2014. Additionally, $2.3 million of the decrease is due to a shift in activities of certain personnel responsible for products to be marketed, from technology and development to sales and marketing. This change in activities took effect on October 1, 2014.

Sales and Marketing Expenses

	Year Ended December 31,			2015 to 2016 % Change	2014 to 2015 % Change
	2016	2015	2014
	(in thousands)
Sales and marketing	$22,846	$16,272	$10,807	40%	50%
Percentage of revenue	18%	15%	10%

In 2016, sales and marketing expenses increased by $6.6 million, or 40%, compared to 2015. The increase was primarily due to a full year of personnel and other expenses relating to sales and marketing of the Zimbra Email/Collaboration product and services in 2016, as compared to four months in 2015.  With the acquisition of the Zimbra assets in September 2015, we acquired sales and marketing teams in Europe, Japan, Singapore, India and Latin America.

In 2015, sales and marketing expenses increased by $5.5 million, or 50%, compared to 2014. The increase was primarily due to a shift in activities of certain personnel from technology and development to sales and marketing, resulting in additional sales and marketing expense, as discussed above. Additionally, the incremental expenses of sales and marketing activities related to the Zimbra assets from the date of the acquisition to December 31, 2015 contributed to the increase. This was partially offset by a reduction in salaries expense and related costs due to our cost reduction plan implemented in 2014, resulting in a decrease in 2015.

General and Administrative Expenses

	Year Ended December 31,			2015 to 2016 % Change	2014 to 2015 % Change
	2016	2015	2014
	(in thousands)
General and administrative	$19,695	$15,543	$14,249	27%	9%
Percentage of revenue	15%	14%	13%

In 2016, general and administrative expenses increased by $4.2 million, or 27%, compared to 2015. The increase is due principally to increased facility costs and administrative personnel relating to our two new or acquired offices in the United States and four international offices acquired with the Zimbra assets, plus increased professional fees year over year.

In 2015, general and administrative expenses increased by $1.3 million, or 9% compared 2014. The increase is principally due to additional expenses following our acquisition of the Zimbra assets as well as the direct expenses associated with the assets acquired.

Depreciation and amortization

	Year Ended December 31,			2015 to 2016 % Change	2014 to 2015 % Change
	2016	2015	2015
	(in thousands)
Depreciation and amortization	$9,235	$6,901	$5,126	34%	35%
Percentage of revenue	7%	6%	5%

In 2016, depreciation and amortization increased by $2.3 million or 34%, compared to 2015, primarily attributable to a $1.6 million increase in amortization of acquired Zimbra-related intangible assets, and additional depreciation expense relating to our acquired and internally-developed fixed assets.

In 2015, depreciation and amortization increased $1.8 million, or 35%, compared to 2014. This increase was due to placing certain software development projects into service during the fourth quarter of 2014 and throughout 2015, as well as depreciation and amortization on property and equipment and intangible assets acquired in the Zimbra transaction.

Gain on Sale of Domain

	Year Ended December 31,			2015 to 2016 % Change	2014 to 2015 % Change
	2016	2015	2014
	(in thousands)
Gain on sale of domain	$—	$—	$1,000	NM	NM
Percentage of revenue	—	—	1%

The gain on sale of a domain amounted to $1.0 million during 2014, which was equal to the sale price. The sale was unique to 2014 and no such transactions occurred in the comparative periods.

Other Expense

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Other expense	$(42)	$(16)	$(28)

For each of 2016, 2015 and 2014, other expense consisted primarily of interest income coupled with foreign currency transaction losses related to our foreign operations.

Interest Expense

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Interest expense	$(318)	$(245)	$(218)

Interest expense during 2016, 2015 and 2014 primarily relates to interest on capital leases and long-term debt.

Provision for Income Taxes

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Provision for income taxes	$1,219	$239	$4,821

Our 2016 income tax provision includes $0.8 million of foreign withholding taxes, $0.2 million of current tax relating to our foreign subsidiaries’ earnings, and $0.1 million of deferred income tax expense.  Certain foreign governments require tax withholdings on remittances relating to our sales in those countries.  Such withholdings add to our foreign tax credit which is available to defray future U.S. income taxes; however because we have recorded a full valuation allowance against our U.S. net operating loss and credit carryforwards, such withholdings are recognized in deferred income tax expense.

Our 2015 tax provision consists of U.S. state minimum tax expense and $0.2 million of foreign withholding taxes.

During 2014, we recognized additional income tax benefit related to our net operating loss, or NOL, of approximately $2.8 million. In the fourth quarter of 2014, as a result of weighing the positive and negative evidence and guidance for accounting for income taxes, which includes an evaluation of recent cumulative pre-tax results, we determined it was appropriate to record a valuation allowance against our net deferred income tax assets because it was determined that it was no longer “more likely than not” that such NOLs will be utilized. As a result, we recognized a $7.5 million income tax provision expense associated with our deferred tax asset valuation allowance.

Unaudited Quarterly Results of Operations and Other Data

The following tables present our unaudited quarterly results of operations and other data for the eight quarters ended December 31, 2016. This unaudited quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, the statement of operations data includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. This table should be read in conjunction with our consolidated financial statements and related notes located elsewhere in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of the results of operations for any future periods.

	For the Three Months Ended
	March 31, 2015 (2)	June 30, 2015 (2)	September 30, 2015 (3)	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per-share data)
Statements of Operations Data:
Revenue	$26,730	$24,716	$26,351	$32,448	$30,260	$30,476	$31,721	$34,916
Costs and operating expenses:
Cost of revenue (1)	14,403	12,504	13,298	14,218	12,972	13,516	14,611	18,047
Technology and development (1)	4,866	4,561	4,361	6,219	5,873	6,591	6,791	6,357
Sales and marketing	3,562	3,639	4,274	4,797	5,650	5,620	5,907	5,669
General and administrative (1)	3,374	3,351	3,712	5,106	5,022	5,134	4,871	4,668
Depreciation and amortization	1,496	1,660	1,560	2,185	2,098	2,270	2,414	2,453
Total costs and operating expenses	27,701	25,715	27,205	32,525	31,615	33,131	34,594	37,194
Income (loss) from operations	$(971)	$(999)	$(854)	$(77)	$(1,355)	$(2,655)	$(2,873)	$(2,278)
Net loss	$(1,073)	$(1,082)	$(931)	$(388)	$(1,565)	$(2,757)	$(3,365)	$(3,053)
Net loss per share:
Basic	$(0.04)	$(0.04)	$(0.03)	$(0.01)	$(0.05)	$(0.09)	$(0.11)	$(0.10)
Diluted	$(0.04)	$(0.04)	$(0.03)	$(0.01)	$(0.05)	$(0.09)	$(0.11)	$(0.10)

Note:

(1)	Exclusive of depreciation and amortization shown separately.
(2)	Results for the quarters ended March 31 and June 30, 2015 do not include the results of operations relating to the acquired Zimbra assets, prior to the acquisition (September 14, 2015).
(3)	Results for the quarter ended September 30, 2015 include the results of operations relating to the acquired Zimbra assets from the date of acquisition (September 14, 2015) to September 30, 2015.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements are for financing working capital, investing in capital expenditures such as computer hardware and software, supporting research and development efforts, introducing new technology, enhancing existing technology, and marketing our services and products to new and existing customers. In addition, we expect to incur a total of approximately $10.0 million in start-up expenses, development expenses and capital expenditures through the first quarter of 2017 specifically relating to our contract to provide desktop and mobile portal services to AT&T. Of this total, we have incurred approximately $8.2 million during 2016, including $6.3 million in operating expenses and $1.9 million in capital expenditures.

To the extent that existing cash and cash equivalents, cash from operations, cash from short-term borrowings, and cash from the exercise of stock options are insufficient to fund our future activities, we may need to raise additional funds through public or private equity offerings or debt financings.

In September 2013, we entered into a Loan and Security Agreement with Silicon Valley Bank, or the Lender, which was most recently amended in November 2016. We refer to the agreement, as amended, as the “Loan Agreement.” The Loan Agreement provides for a $12.0 million secured revolving line of credit with a stated maturity of September 27, 2018. The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of December 31, 2016, we had $5.0 million in outstanding borrowing under the Loan Agreement; subject to the operation of the borrowing formula, an additional $7.0 million was available for draw under the Loan Agreement.

Borrowings under the Loan Agreement bear interest, at our election, at an annual rate based on either the “prime rate” as published in The Wall Street Journal or LIBOR for the relevant period.  If our liquidity coverage ratio (the ratio of cash plus eligible accounts receivable to borrowings under the Agreement) exceeds 2.75 to 1, LIBOR-based advances bear interest at LIBOR plus 3.5% and prime rate advances bear interest at the prime rate plus 1.0%.  If our liquidity coverage ratio falls below 2.75 to 1, LIBOR-based advances bear interest at LIBOR plus 4.0% and prime rate advances bear interest at the prime rate plus 1.5%.  For LIBOR advances, interest is payable (i) on the last day of a LIBOR interest period or (ii) on the last day of each calendar quarter. For prime rate advances, interest is payable (a) on the first day of each month and (b) on each date a prime rate advance is converted into a LIBOR advance.

Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property. The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance. The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of December 31, 2016, we were in compliance with the covenants and anticipate continuing to be so.

As of December 31, 2016, we had approximately $14.3 million of cash and cash equivalents. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our revolving credit line, will be sufficient to meet our anticipated working capital, interest payments, capital lease payment obligations and capital expenditure requirements for at least the next 12 months.

In November 2016, we filed a shelf registration statement with the Securities and Exchange Commission, under which we may offer and sell shares of common stock totaling up to $40.0 million.  We may endeavor to sell shares under that registration statement during 2017, to raise funds for general corporate activities.

Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Statements of Cash Flows Data:
Cash flows provided (used) by operating activities	$8,249	$7,650	$(3,309)
Cash flows used by investing activities	$(8,439)	$(20,496)	$(4,754)
Cash flows (used) provided by financing activities	$(1,187)	$2,943	$(2,752)

Cash Provided (Used) by Operating Activities

Operating activities provided $8.2 million of cash in 2016. The positive cash flow from operating activities primarily resulted from our net loss, adjusted for non-cash items, and changes in our operating assets and liabilities. We had a net loss of $10.5 million, which included non-cash depreciation and amortization of $9.2 million, non-cash stock-based compensation of $2.8 million, and non-cash deferred income tax provision of $0.1 million. Changes in our operating assets and liabilities provided $6.3 million of cash, primarily due to an increase in our accounts payable and other current liabilities totaling $9.1million and an increase in deferred revenue totaling $1.5 million, offset partially by increases in our accounts receivable of $2.2 million and prepaid expenses and other current assets of $2.0 million.  The increase in our accounts receivable was primarily attributable to the increase in revenue in 2016 as compared to the prior year. The increase in our accounts payable and accrued expenses of $9.1 million was primarily the result of increased payables for syndicated advertising costs and timing of such payments.  The increase in prepaid expenses and other current assets was principally the result of required prepayments of development costs and salable enhancements relating to our Zimbra Email/Collaboration product.

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

Cash Used by Investing Activities

Our primary investing activities have consisted of purchases of property and equipment, and payments for acquisitions. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and internal-use software development. We expect to continue to make significant investments in property and equipment and development of software for the remainder of 2017 and thereafter.

Cash used by investing activities in 2016 was $8.4 million, of which $5.9 million was expended for purchases of property and equipment (primarily related to the build-out of our data centers and internal-use software development), of which $1.9 million relates specifically to preparation for the early 2017 deployment under our portal services contract with AT&T.  Cash used in investing activities also included the cash outlay for the acquisition of Technorati, which totaled $2.5 million in 2016.

Cash used by investing activities in 2015 was $20.5 million, consisting of $17.3 million of cash used for the acquisition of the Zimbra assets, net of cash acquired, and $3.2 million for purchases of property and equipment (specifically related to the build-out of our data centers and internal-use software development).

Cash used by investing activities in 2014 was $4.8 million, consisting of $5.0 million used for purchases of property and equipment, which primarily relates to software development of our product portfolio, including the payment of $0.7 million of software development costs recorded to accounts payable at December 31, 2013, and $0.8 million for an investment in an equity interest in our joint venture in China. These uses of cash were offset by $1.0 million proceeds from the sale of a domain.

Cash (Used) Provided by Financing Activities

Net cash used by financing activities totaled $1.2 million in 2016.  We received $1.6 million from the exercise of stock options, and we repaid $1.7 million of our capital lease obligations.  In addition, we paid $0.9 million of contingent consideration relating to our 2015 acquisition of Zimbra.

In 2015, net cash provided by financing activities was $2.9 million consisting primarily of $5.0 million drawn under our credit facility with Silicon Valley Bank. This was offset by repayment of $1.4 million on our capital lease obligations, and $0.5 million for a deferred acquisition payment.

In 2014, net cash used by financing activities was $2.8 million primarily for repayment of $2.3 million on our capital lease obligations and purchase of treasury stock in the amount of $0.6 million. We received $0.1 million from the exercise of common stock options.

Off-Balance Sheet Arrangements

At December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

We lease office space and data center space under operating lease agreements and certain equipment under capital lease agreements. We are also obligated to make fixed payments under various contracts with vendors and customers, principally for revenue-sharing and content arrangements. These fixed payments are reflected in the table below as “contract commitments.” Reflected in “contingent consideration” are contingent payments in connection with our acquisition of the Zimbra assets and Technorati.

The following table sets forth our future contractual obligations as of December 31, 2016:

	Payments Due by Period
	2017	2018	2019	2020	2021	Total
Operating lease obligations	$2,378	$1,727	$766	$492	$368	$5,731
Capital lease obligations	1,056	680	403	9	—	2,148
Contract commitments	1,560	—	—	—	—	1,560
Long-term debt obligations	—	5,000	—	—	—	5,000
Contingent consideration	1,193	—	—	—	—	1,193
Total	$6,187	$7,407	$1,169	$501	$368	$15,632

Impact of Applicable Recent Accounting Pronouncements

In the normal course of business, we evaluate pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), or other authoritative bodies to determine the potential impact they may have on our consolidated financial statements.  Refer to Note 1 to the consolidated financial statements in Item 8 of this report for additional information about these recently issued accounting standards and their potential impact on our consolidated results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These primarily include interest rate, inflation and foreign currency exchange risk.

Interest Rate Risk

Our cash and cash equivalents primarily consist of cash and money market funds. Other than our $1.0 million investment in B&FF, we currently have no investments of any type. Our exposure to market risk for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.

We have bank debt with an outstanding balance of $5.0 million at December 31, 2016, which bears interest at a variable annual rate, at our election, based on either the “prime rate” as published in The Wall Street Journal or LIBOR for the relevant period. If our liquidity coverage ratio (the ratio of cash plus eligible accounts receivable to bank borrowings under the related loan agreement) exceeds 2.75 to 1, LIBOR-based advances bear interest at LIBOR plus 3.5% and prime rate advances bear interest at the prime rate plus 1.0%.  If our liquidity coverage ratio falls below 2.75 to 1, LIBOR-based advances bear interest at LIBOR plus 4.0% and prime rate advances bear interest at the prime rate plus 1.5%. This arrangement subjects us to interest rate risk. A 10% increase or decrease in these interest rates would not have a significant impact on our interest expense. Although not significant, we are currently evaluating actions we may take to mitigate this exposure. Refer to Note 6, Long-Term Debt of the Notes to the Consolidated Financial Statements in Item 8 of this report for additional information about our outstanding debt.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Foreign Currency Exchange Risk

We are also subject to foreign currency exchange risk relating to our operations in Canada, Europe, India, Japan and Singapore. Our expenses at these locations are denominated in the local currencies and our results of operations are influenced by changes in the exchange rates between the U.S. Dollar and these local currencies, principally the Canadian Dollar, Euro, British Pound Sterling, Yen, Rupee and Singapore Dollar. In addition, certain of our accounts receivable are denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound Sterling, and Japanese Yen. A 10% increase or decrease in the applicable currency exchange rates could result in an increase or decrease in our currency exchange (loss) gain of approximately $0.2 million. We are currently evaluating our foreign currency rate exposures and may take steps to mitigate these exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are submitted on pages F-1 through F-24 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the Jumpstart Our Business Startups Act, or JOBS Act, for emerging growth companies.

Changes in Internal Control over Financial Reporting

We implemented a new Enterprise Resource Planning (“ERP”) system in 2016. This implementation has resulted in certain improvements to business processes and internal controls impacting financial reporting. We believe that the new ERP system and related changes to internal controls will enhance our internal controls over financial reporting. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of system change and will continue to evaluate the operating effectiveness of related controls during subsequent periods.

Other than the implementation of our new ERP system, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information in our proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

Our board of directors has adopted a Code of Business Conduct and a Code of Ethics applicable to all officers, directors and employees, which is available on our website ( http://www.synacor.com ) under “Investors—Corporate Governance.” We will provide a copy of these documents to any person, without charge, upon request, by writing to us at Synacor, Inc., Investor Relations Department, 40 La Riviere Drive, Suite 300, Buffalo, New York 14202. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct or Code of Ethics by posting such information on our website at the address and the location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information in our proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information in our proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information in our proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information in our proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

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

Date: March 22, 2017

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HIMESH BHISE	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2017
Himesh Bhise

/s/ WILLIAM J. STUART	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2017
William J. Stuart

/s/ MARWAN FAWAZ	Director	March 22, 2017
Marwan Fawaz

/s/ GARY L. GINSBERG	Director	March 22, 2017
Gary L. Ginsberg

/s/ ANDREW KAU	Director	March 22, 2017
Andrew Kau

/s/ JORDAN LEVY	Director	March 22, 2017
Jordan Levy

/s/ MICHAEL J. MONTGOMERY	Director	March 22, 2017
Michael J. Montgomery

/s/ SCOTT MURPHY	Director	March 22, 2017
Scott Murphy

EXHIBITS

The following exhibits are incorporated by reference herein or filed here within:

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

2.1§

Asset Purchase Agreement dated February 19, 2016 by and among Synacor, Inc.; Technorati, Inc.; and Shareholder Representative Services LLC, solely in its capacity as the representative of Technorati and Technorati’s securityholders

						X

3.1	Fifth Amended and Restated Certificate of Incorporation	S-1/A	333-178049	1/30/2012	3.2

3.2	Amended and Restated Bylaws	S-1/A	333-178049	1/30/2012	3.4

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock	8-K	001-33843	7/15/2014	3.1

4.1	Rights Agreement between Synacor, Inc. and American Stock Transfer & Trust Company, LLC dated July 14, 2014	8-K	001-33843	7/15/2014	4.1

4.2	First Amendment to Rights Agreement dated August 18, 2015 between Synacor, Inc. and American Stock Transfer & Trust Company, LLC as rights agent	8-K	001-33843	8/18/2015	4.1

10.1	Form of Indemnification Agreement between Synacor, Inc. and each of its directors and executive officers and certain key employees	S-1	333-178049	11/18/2011	10.1

10.2.1*	2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.1

10.2.2*	Amendment No. 1 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.2

10.2.3*	Amendment No. 2 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.3

10.2.4*	Amendment No. 3 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.4

10.2.5*	Amendment No. 4 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.5

10.2.6*	Amendment No. 5 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.6

10.2.7*	Amendment No. 6 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.7

10.2.8*	Amendment No. 7 to 2006 Stock Plan	S-1/A	333-178049	1/18/2012	10.3.8

10.2.9*	Form of Stock Option Agreement under 2006 Stock Plan with Jordan Levy	S-1/A	333-178049	1/30/2012	10.3.9

10.2.10*	Form of Stock Option Agreement with George G. Chamoun under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.12

10.2.11*	Form of Director Stock Option Agreement under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.14

10.2.12*	Form of Director Stock Option Agreement under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.15

10.2.13 *	Form of Stock Option Agreement with Himesh Bhise under 2006 Stock Plan					X

10.3.1*	2012 Equity Incentive Plan	S-1/A	333-178049	1/18/2012	10.4

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

10.3.2*	Form of Stock Option Agreement under 2012 Equity Incentive Plan	S-1/A	333-178049	1/30/2012	10.4.2

10.3.3*	Form of Stock Unit Agreement under 2012 Equity Incentive Plan	S-1/A	333-178049	1/30/2012	10.4.3

10.3.4*	Form of Early Exercise Stock Option Agreement under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.5

10.3.5*	Form of Stock Option Agreement with George G. Chamoun under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.6

10.3.6*	Form of Stock Option Agreement with William J. Stuart under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.7

10.3.7*	Form of Stock Option Agreement with Himesh Bhise under 2012 Equity Incentive Plan					X

10.3.8*	Form of Stock Option Agreement with William J. Stuart under 2012 Equity Incentive Plan					X

10.4.1*	Employment and Noncompetition Agreement dated December 22, 2000 between George G. Chamoun and CKMP, Inc.	S-1	333-178049	11/18/2011	10.7.1

10.4.2*	Severance Agreement with George G. Chamoun	S-1/A	333-178049	12/23/2011	10.7.2

10.4.3*	Letter Agreement dated March 26, 2014 with George G. Chamoun	10-K	001-33843	3/26/2014	10.7.3

10.4.4*	Amendment to Severance Agreement dated March 26, 2014 with George G. Chamoun	10-K	001-33843	3/26/2014	10.7.4

10.5.1*	Letter Agreement dated August 3, 2011 with William J. Stuart	S-1	333-178049	11/18/2011	10.8

10.5.2*	Severance Agreement with William J. Stuart	10-K	001-33843	3/26/2014	10.8.2

10.5.3*	Letter Agreement dated August 26, 2013 with William J. Stuart	10-K	001-33843	3/26/2014	10.8.3

10.6.1 †	Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated January 1, 2012	10-Q	001-33843	11/14/2012	10.1.1

10.6.2 †	Amendment #1 to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated July 1, 2012	10-Q	001-33843	11/14/2012	10.1.2

10.6.3 †	Amendment #2 to Master Services Agreement between Qwest Corporation and Synacor, Inc. dated August 23, 2012	10-Q	001-33843	11/14/2012	10.1.3

10.6.4 †	Amendment #3 to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated December 7, 2012	10-Q	001-33843	5/15/2014	10.2.1

10.6.5 †	Fifth Amendment to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated January 29, 2013	10-Q	001-33843	5/15/2014	10.2.2

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

10.6.6 †	Sixth Amendment to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated November 1, 2013	10-Q	001-33843	5/15/2014	10.2.3

10.6.7	Seventh Amendment to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated October 12, 2014	10-K/A	001-33843	3/13/2015	10.10.7

10.6.8 †	Eighth Amendment to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated December 18, 2015	10-K	001-33843	3/22/2016	10.7.8

10.6.9 #	Ninth Amendment to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated December 30, 2016					X

10.7*	2007 Management Cash Incentive Plan	10-Q	001-33843	5/15/2012	10.1

10.8.1 †	Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated July 1, 2010	S-1/A	333-178049	2/1/2012	10.12

10.8.2 †	Amendment #1 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated December 1, 2011	10-Q	001-33843	11/14/2013	10.2.1

10.8.3 †	Amendment #2 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 4, 2013	10-Q	001-33843	11/14/2013	10.2.2

10.8.4 †	Amendment #3 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 4, 2013	10-Q	001-33843	11/14/2013	10.2.3

10.8.5	Amendment #4 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 4, 2013	10-Q	001-33843	11/14/2013	10.2.4

10.8.6 †	Statement of Work #1 governed by Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 24, 2013	10-Q	001-33843	11/14/2013	10.2.5

10.8.7	Amendment #5 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 25, 2014	10-Q	001-33843	11/14/2014	10.2

10.8.8 †	Amendment #6 to Master Services and Linking Agreement between Toshiba America Information System, Inc. and Synacor, Inc. dated August 5, 2014	10-K/A	001-33843	3/13/2015	10.12.8

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

10.8.9 †	Marketing Services Statement of Work governed by Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated December 22, 2014	10-K/A	001-33843	3/13/2015	10.12.9

10.8.10 †	Amendment #7 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc., effective September 15, 2015	10-Q	001-33843	11/17/2015	10.2

10.8.11	Amendment #8 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc., and Synacor, Inc. effective April 1, 2016	10-Q	001-33843	8/15/2016	10.3

10.9.1 †	Google Services Agreement between Google Inc. and Synacor, Inc. dated March 1, 2011	S-1/A	333-178049	2/1/2012	10.13.1

10.9.2 †	Amendment Number One to Google Services Agreement between Google Inc. and Synacor, Inc. dated July 1, 2011	S-1/A	333-178049	12/29/2011	10.13.2

10.9.3 †	Amendment Number Two to Google Services Agreement between Google Inc. and Synacor, Inc. dated May 1, 2012	10-Q	001-33843	8/13/2013	10.1.1

10.9.4 †	Amendment Number Three to Google Services Agreement between Google Inc. and Synacor, Inc. dated May 1, 2013	10-Q	001-33843	8/13/2013	10.1.2

10.9.5 †	Amendment Number Four to Google Services Agreement between Google Inc. and Synacor, Inc. dated March 1, 2014	10-Q	001-33843	5/15/2014	10.1

10.9.6 †	Amendment Number Five to Google Services Agreement between Google Inc. and Synacor, Inc. dated August 1, 2014	10-K/A	001-33843	3/13/2015	10.13.6

10.9.7 †	Amendment Number Six to Google Services Agreement between Google Inc. and Synacor, Inc. dated January 1, 2015	10-Q	001-33843	5/14/2015	10.1

10.9.8 †	Amendment Number Seven to Google Services Agreement between Google Inc. and Synacor, Inc. dated March 1, 2016	10-Q	001-33843	5/16/2016	10.3

10.9.9	Extension Notice Letter from Google Inc. dated December 16, 2016					X

10.10.1	Sublease dated March 3, 2006 between Ludlow Technical Products Corporation and Synacor, Inc.	S-1	333-178049	11/18/2011	10.14.1

10.10.2	First Amendment to Sublease dated September 25, 2006	S-1	333-178049	11/18/2011	10.14.2

10.10.3	Second Amendment to Sublease dated February 27, 2007	S-1	333-178049	11/18/2011	10.14.3

10.10.4	Third Amendment to Sublease dated June 30, 2010	10-K	001-33843	3/22/2016	10.11.4

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

10.10.5	Fourth Amendment to Sublease dated May 21, 2013	10-K	001-33843	3/22/2016	10.11.5

10.10.6	Fifth Amendment to Sublease dated July 10, 2013	10-K	001-33843	3/22/2016	10.11.6

10.10.7	Sixth Amendment to Sublease dated February 8, 2016	10-K	001-33843	3/22/2016	10.11.7

10.11.1*	Letter Agreement dated March 1, 2008 with Jordan Levy	S-1/A	333-178049	1/30/2012	10.15.1

10.11.2*	Letter Agreement dated June 23, 2009 with Jordan Levy	S-1/A	333-178049	1/30/2012	10.15.2

10.11.3*	Letter Agreement dated March 1, 2008 with George G. Chamoun	S-1/A	333-178049	1/30/2012	10.15.5

10.11.4*	Letter Agreement dated June 23, 2009 with George G. Chamoun	S-1/A	333-178049	1/30/2012	10.15.6

10.12*	Form of Common Stock Repurchase Agreement	S-1/A	333-178049	1/30/2012	10.16

10.13.1*	Special Purpose Recruitment Plan	Schedule 14A	001-33843	4/5/2013	App. A

10.13.2*	Form of Stock Option Agreement (Early Exercise) under Special Purpose Recruitment Plan	10-Q	001-33843	8/13/2013	10.5

10.14.1	Loan and Security Agreement between Silicon Valley Bank and Synacor, Inc. dated September 27, 2013	10-Q	001-33843	11/14/2013	10.1

10.14.2	First Amendment to the Loan and Security Agreement between Silicon Valley Bank and Synacor, Inc. dated October 28, 2014	10-K	001-33843	3/12/2015	10.20.2

10.14.3	Joinder to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., and NTV Internet Holdings, LLC dated April 13, 2015	10-K	001-33843	3/22/2016	10.16.3

10.14.4	Second Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated September 25, 2015	10-Q	001-33843	11/17/2015	10.3

10.14.5	Joinder to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated September 25, 2015	10-K	001-33843	3/22/2016	10.16.5

10.14.6	Third Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated October 28, 2015	10-K	001-33843	3/22/2016	10.16.6

10.14.7	Consent and Fourth Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated February 25, 2016	10-Q	001-33843	5/16/2016	10.2

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

10.14.8	Consent and Fifth Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated November 8, 2016	10-Q	001-33843	11/14/2016	10.2

10.15.1*	Employment Letter Agreement with Himesh Bhise dated August 4, 2014	10-Q	001-33843	11/14/2014	10.1.1

10.15.2*	Stock Option Agreement with Himesh Bhise granted on August 4, 2014	10-Q	001-33843	11/14/2014	10.1.2

10.16.1†	Portal and Advertising Services Agreement between Synacor, Inc. and AT&T Services, Inc. made as of April 1, 2016	10-Q	001-33843	8/15/2016	10.1

10.16.2†	First Amendment to Portal and Advertising Services Agreement between Synacor, Inc. and AT&T Services, Inc. effective as of May 4, 2016.	10-Q	001-33843	8/15/2016	10.2

10.16.3 #	Second Amendment to Portal and Advertising Services Agreement between Synacor, Inc. and AT&T Services, Inc. effective as of December 7, 2016.					X

21.1	List of subsidiaries					X

23.1	Consent of Deloitte & Touche LLP					X

24.1	Power of Attorney (contained in the signature page of this Annual Report on Form 10-K)					X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1 ‡	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

Notes:

§

Refiled to include certain information that was previously redacted pursuant to a confidential treatment request.  This agreement supersedes in its entirety Exhibit 2.1 to the current report on Form 8-K (File No. 001-33843) filed on February 29, 2016.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Synacor, Inc.

Buffalo, New York

We have audited the accompanying consolidated balance sheets of Synacor, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Synacor, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Williamsville, New York

March 21, 2017

SYNACOR, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

(In thousands except for share and per share data)

	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,315	$15,697
Accounts receivable—net of allowance of $263 and $372	27,386	24,341
Prepaid expenses and other current assets	4,862	3,290
Total current assets	46,563	43,328
PROPERTY AND EQUIPMENT—Net	14,406	14,377
GOODWILL	15,943	15,187
INTANGIBLE ASSETS	14,837	14,798
OTHER LONG-TERM ASSETS	1,650	1,336
TOTAL ASSETS	$93,399	$89,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,769	$9,004
Accrued expenses and other current liabilities	11,684	9,765
Current portion of deferred revenue	12,149	11,295
Current portion of capital lease obligations	982	1,574
Total current liabilities	43,584	31,638
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	1,014	1,007
LONG-TERM DEBT	5,000	5,000
DEFERRED REVENUE	3,917	3,225
OTHER LONG-TERM LIABILITIES	235	2,052
Total liabilities	53,750	42,922
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.01 par value—100,000,000 shares authorized; 31,626,635 shares issued and 30,881,148 shares outstanding at December 31, 2016; 30,636,327 shares issued and 29,983,279 shares outstanding at December 31, 2015	316	306
Treasury stock—at cost, 745,487 shares at December 31, 2016 and 653,048 shares at December 31, 2015	(1,547)	(1,332)
Additional paid-in capital	117,747	113,238
Accumulated deficit	(76,850)	(66,110)
Accumulated other comprehensive (loss) income	(17)	2
Total stockholders’ equity	39,649	46,104
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,399	$89,026

The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(In thousands except for share and per share data)

	2016	2015	2014
REVENUE	$127,373	$110,245	$106,579
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	59,146	54,423	57,939
Technology and development (exclusive of depreciation and amortization shown separately below)	25,612	20,007	26,259
Sales and marketing	22,846	16,272	10,807
General and administrative (exclusive of depreciation and amortization shown separately below)	19,695	15,543	14,249
Depreciation and amortization	9,235	6,901	5,126
Gain on sale of domain	—	—	(1,000)
Total costs and operating expenses	136,534	113,146	113,380
LOSS FROM OPERATIONS	(9,161)	(2,901)	(6,801)
OTHER EXPENSE	(42)	(16)	(28)
INTEREST EXPENSE	(318)	(245)	(218)
LOSS BEFORE INCOME TAXES AND EQUITY INTEREST	(9,521)	(3,162)	(7,047)
PROVISION FOR INCOME TAXES	1,219	239	4,821
LOSS IN EQUITY INTEREST	-	(73)	(1,063)
NET LOSS	$(10,740)	$(3,474)	$(12,931)
NET LOSS PER SHARE:
Basic	$(0.36)	$(0.12)	$(0.47)
Diluted	$(0.36)	$(0.12)	$(0.47)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE:
Basic	30,251,685	28,213,838	27,389,793
Diluted	30,251,685	28,213,838	27,389,793

The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(In thousands)

	2016	2015	2014
Net loss	$(10,740)	$(3,474)	$(12,931)
Other comprehensive loss:
Change in foreign currency translation adjustment, net of tax	(19)	(18)	18
Comprehensive loss	$(10,759)	$(3,492)	$(12,913)

The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(In thousands except for share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
BALANCE—January 1, 2014	27,684,598	$277	(319,500)	$(569)	$102,226	$(49,705)	$2	$52,231
Exercise of common stock options	246,880	2	—	—	66	—	—	68
Stock-based compensation cost	—	—	—	—	3,669	—	—	3,669
Vesting of restricted stock units	13,375	—	—	—	—	—	—	—
Treasury stock withheld to cover tax liability	—	—	(4,594)	(11)	—	—	—	(11)
Purchase of treasury stock	—	—	(229,050)	(562)	—	—	—	(562)
Net loss	—	—	—	—	—	(12,931)	—	(12,931)
Other comprehensive income	—	—	—	—	—	—	18	18
BALANCE—December 31, 2014	27,944,853	279	(553,144)	(1,142)	105,961	(62,636)	20	42,482
Exercise of common stock options	36,135	—	—	—	70	—	—	70
Stock and warrants issued in acquisition	2,400,000	24	—	—	3,936	—	—	3,960
Stock-based compensation cost	—	—	—	—	3,271	—	—	3,271
Vesting of restricted stock units	255,339	3	—	—	—	—	—	3
Treasury stock withheld to cover tax liability	—	—	(99,904)	(190)	—	—	—	(190)
Net loss	—	—	—	—	—	(3,474)	—	(3,474)
Other comprehensive loss	—	—	—	—	—	—	(18)	(18)
BALANCE—December 31, 2015	30,636,327	306	(653,048)	(1,332)	113,238	(66,110)	2	46,104
Exercise of common stock options	751,481	8	—	—	1,552	—	—	1,560
Stock-based compensation cost	—	—	—	—	2,957	—	—	2,957
Vesting of restricted stock units	238,827	2	—	—	—	—	—	2
Treasury stock withheld to cover tax liability	—	—	(92,439)	(215)	—	—	—	(215)
Net loss	—	—	—	—	—	(10,740)	—	(10,740)
Other comprehensive loss	—	—	—	—	—	—	(19)	(19)
BALANCE—December 31, 2016	31,626,635	$316	(745,487)	$(1,547)	$117,747	$(76,850)	$(17)	$39,649

The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(In thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,740)	$(3,474)	$(12,931)
Adjustments to reconcile net loss to net cash and cash equivalents provided (used) by operating activities:
Depreciation and amortization	9,235	6,901	5,126
Stock-based compensation expense	2,771	3,115	3,595
Capitalized software impairment	334	—	—
Provision for deferred income taxes	143	—	4,769
Loss in equity interest	—	73	1,063
Gain on sale of domain	—	—	(1,000)
Change in assets and liabilities:
Accounts receivable, net	(2,080)	(362)	(5,910)
Prepaid expenses and other current assets	(1,572)	(547)	(367)
Other long-term assets	(314)	(167)	247
Accounts payable	8,706	(3,579)	(359)
Accrued expenses and other current liabilities	580	2,090	2,665
Deferred revenue	1,546	3,478	—
Other long-term liabilities	(360)	122	(207)
Net cash provided (used) by operating activities	8,249	7,650	(3,309)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,939)	(3,236)	(4,982)
Acquisition net of cash acquired	(2,500)	(17,260)	—
Proceeds from sale of domain	—	—	1,000
Investment in equity interest	—	—	(772)
Net cash used by investing activities	(8,439)	(20,496)	(4,754)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank financing	—	5,000	—
Repayments on capital lease obligations	(1,672)	(1,442)	(2,258)
Proceeds from exercise of common stock options	1,560	70	68
Purchase of treasury stock and shares received to satisfy minimum tax withholdings	(215)	(190)	(562)
Deferred acquisition payment	(860)	(495)	—
Net cash (used) provided by financing activities	(1,187)	2,943	(2,752)
Effect of exchange rate changes on cash and cash equivalents	(5)	—	18
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,382)	(9,903)	(10,797)
CASH AND CASH EQUIVALENTS—Beginning of year	15,697	25,600	36,397
CASH AND CASH EQUIVALENTS—End of year	$14,315	$15,697	$25,600
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$318	$212	$219
Cash paid for income taxes	$737	$210	$112
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Property, equipment and service contracts financed under capital lease obligations	$982	$1,173	$1,961
Contingent consideration	$567	$1,600	$—
Fair value of common stock and warrants in acquisition	$—	$3,960	$—
Accrued property and equipment expenditures	$227	$21	$117
Stock-based compensation capitalized to property and equipment	$186	$159	$74

The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016 AND 2015, AND

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Synacor, Inc., together with its consolidated subsidiaries (collectively, the “Company” or “Synacor”), is the trusted technology development, multiplatform services and revenue partner for video, internet and communications providers, device manufacturers, governments and enterprises. Synacor enables its customers to provide their consumers engaging, multiscreen experiences and advertising to their consumers that require scale, actionable data and sophisticated implementation.

Basis of Presentation —The consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Accounts Receivable —The Company records accounts receivable at the invoiced amount and does not charge interest on past due invoices. An allowance for doubtful accounts is maintained to reserve for potentially uncollectible accounts receivable. The Company reviews its accounts receivable from customers that are past due to identify specific accounts with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations.

Property and Equipment —Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Leasehold improvements	3–10 years
Computer hardware	5 years
Computer software	3 years
Furniture and fixtures	7 years
Other	3–5 years

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

Long-Lived Assets —The Company reviews the carrying value of its long-lived assets, exclusive of goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. For purposes of evaluating and measuring impairment, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. There have been no material impairments to long-lived assets in any of the years presented.

The components and estimated economic lives of our amortizable intangible assets were as follows as of December 31, 2016 and 2015:

	Estimated Economic Life	2016	2015
		(Dollars in thousands)
Gross amortizable intangible assets:
Customer relationships	10 years	$14,780	$13,400
Trademark	5 years	300	300
Developed technology	5 years	2,330	1,600
Total gross amortizable intangible assets		17,410	15,300
Accumulated amortization:
Customer relationships		(1,961)	(391)
Trademark		(78)	(18)
Developed technology		(534)	(93)
Total accumulated amortization		(2,573)	(502)
Amortizable intangible assets, net		$14,837	$14,798

Future amortization expense of amortizable intangible assets will be as follows (in thousands):  $2,142 in each of years ending December 31, 2017 through 2019, $2,031 in the year ending December 31, 2020, $1,411 in the year ending December 31, 2021, and $4,969 thereafter.

Goodwill —Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and more frequently if impairment indicators are present. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its estimated fair value. The Company has determined it is a single reporting unit, and estimates its fair value using a market approach. If the carrying value of the reporting unit were to exceed its estimated fair value, the second step of the goodwill impairment test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge would then be recognized for the excess of the carrying value of goodwill over its implied estimated fair value. The Company conducts its annual goodwill impairment test as of October 1st. For the years ended December 31, 2016, 2015 and 2014, the Company determined goodwill was not impaired.

The change in goodwill is as follows for the years ended December 31, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2016	2015
Balance, beginning of year	$15,187	$1,565
Technorati acquisition related goodwill (Note 2)	$751	—
Zimbra acquisition related goodwill (Note 2)	—	13,622
Foreign currency revaluation	5	—
Balance, end of year	$15,943	$15,187

Revenue Recognition —The Company derives revenue from two categories: revenue generated from its Managed Portals and Advertising activities and Recurring and Fee-Based revenue, each of which is described below. Advertising and Recurring and Fee-Based revenue are recognized when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured. The following table shows the revenue in each category for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Search and digital advertising	$74,889	$78,316	$83,906
Recurring and fee-based	52,484	31,929	22,673
Total revenue	$127,373	$110,245	$106,579

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

Cost of Revenue —Cost of revenue consists primarily of revenue sharing, content acquisition costs, co-location facility costs, royalty costs and product support costs. Revenue sharing consists of amounts accrued and paid to customers for the internet traffic on Managed Portals where the Company is the primary obligor, resulting in the generation of search and digital advertising revenue. The revenue-sharing agreements with customers are primarily variable payments based on a percentage of the search and digital advertising revenue.

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

Concentrations of Risk —As of December 31, 2016, the Company had no customers whose outstanding balance due the Company equaled or exceeded 10% of the Company’s total accounts receivable.  As of December 31, 2015, the Company had one customer, Google, whose balance represented approximately 14% of the Company’s accounts receivable balance. For the years ended December 31, 2016, 2015 and 2014 the Company had concentrations equal to or exceeding 10% of the Company’s revenue as follows:

	Revenue
	2016	2015	2014
Google	12%	28%	42%

For the years ended December 31, 2016, 2015 and 2014, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue.

	Cost of Revenue
	2016	2015	2014
Customer A	22%	26%	22%
Customer B	*	10%	12%
Customer C	*	*	10%
Customer D	*	*	12%

* less than 10%

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

Software Development Costs —Costs incurred during the preliminary project stage for internal software programs are expensed as incurred. External and internal costs incurred during the application development stage of new software development as well as for upgrades and enhancements for software programs that result in additional functionality are capitalized. In 2016, 2015 and 2014, the Company incurred $4.5 million, $2.8 million and $3.4 million of combined internal and external costs related to the application development stage. Internal and external training and maintenance costs are expensed as incurred.

Technology and Development —Technology and development expenses consist primarily of compensation-related expenses incurred for the research and development of, enhancements to, and maintenance and operation of the Company’s products, equipment and related infrastructure.

Sales and Marketing —Sales and marketing expenses consist primarily of compensation-related expenses to the Company’s direct sales and marketing personnel, as well as costs related to advertising, industry conferences, promotional materials, and other sales and marketing programs. Advertising costs are expensed as incurred.  Advertising costs totaled $0.4 million, $0.1 million and $0.0 in 2016, 2015 and 2014, respectively.

General and Administrative —General and administrative expenses consist primarily of compensation related expenses for executive management, finance, accounting, human resources, professional fees and other administrative functions.

Sale of Domain —In June 2014, the Company executed a transaction to sell a domain name of its legacy business. The sale amounted to $1.0 million and the entire amount was recorded as a gain on the sale in the accompanying consolidated statement of operations for the year ended December 31, 2014. The sale was unique to 2014 and no such transactions occurred in the comparative periods.

Earnings (Loss) Per Share —Basic earnings (loss) per share (“EPS”) is calculated in accordance with FASB ASC 260, Earnings per Share, using the weighted average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, stock options, warrants and restricted stock units (“RSUs”) are considered to be potential common shares and are only included in the calculation of diluted earnings (loss) per share when their effect is dilutive.

Stock-Based Compensation —The Company records compensation costs related to stock-based awards in accordance with FASB ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of ASC 718, the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized ratably over the requisite service period of the award. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest.

Rights Plan —On July 14, 2014 the board of directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock and adopted a stockholder rights plan (the “Rights Plan”). The Rights were issued on July 14, 2014 to the stockholders of record at the close of business on that date. Each Right allows its holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock (a “ Series A Junior Preferred Share”) for $10.00 per share (the “Exercise Price”), if the Rights become exercisable. This portion of a Series A Junior Preferred Share will give the stockholder approximately the same dividend, voting, and liquidation rights as would one share of common stock. Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights. On July 14, 2014, in conjunction with the adoption of the Rights Plan, the Company designated 2,000,000 shares of its Preferred Stock as Series A Junior Participating Preferred Stock.

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

On April 20, 2015, the Company’s stockholders ratified the Rights Plan. The Company expects that the Rights Plan will expire on July 14, 2017 in accordance with its terms.

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

Business Combinations —The Company records its business combinations under the acquisition method of accounting. Under this method, the Company allocates the purchase price of each acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The fair value of identifiable intangible assets is based upon detailed valuations that use various assumptions made by management. Any excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired is allocated to goodwill. All direct acquisition-related costs are expensed as incurred.

The following methodology and assumptions are considered relevant to the fair value judgments related to acquired intangible assets and assumed liabilities:

•	Technology and Trademark intangible assets—valued based on discounted cash flows using the relief from royalty method (a form of an income approach)
•	Customer Relationship—valued based on a multi-period excess earnings method (a form of an income approach)
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

Income Taxes —Deferred income tax assets and liabilities are determined based on temporary differences between the financial statement and income tax bases of assets and liabilities and net operating loss (“NOL”) and credit carryforwards using enacted income tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established to the extent necessary to reduce deferred income tax assets to amounts that more likely than not will be realized.

The Company accounts for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2016 and 2015, accrued interest or penalties related to uncertain tax positions was insignificant.

Reduction In Workforce —On September 28, 2014, the Company’s board of directors approved a cost reduction plan. The plan involved a reduction in the Company’s workforce by approximately 70 employees. The pre-tax severance charge and outplacement services resulting from the reduction in workforce, combined with the Company’s separation from its former Chief Operating Officer, amounted to $1.3 million. Of the $1.3 million in costs, $0.5 million was recorded to technology and development, $0.2 million was recorded to sales and marketing and $0.6 million was recorded to general and administrative in the accompanying consolidated statement of operations for the year ended December 31, 2014.

Accounting Estimates —The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, actual results may differ from estimated amounts.

Investment — In July 2013, the Company made a $1.0 million investment (in the form of a convertible promissory note) in a privately held Delaware corporation called Blazer and Flip Flops, Inc. (“B&FF” doing business as The Experience Engine). In March 2015, the note was converted into preferred stock of B&FF and is accounted for as a cost method investment. B&FF is a professional services company whose principals have experience integrating its customers’ systems with their customers’ devices, including smartphones and tablets.

Fair Value Measurements —Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis at each reporting period. The fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates their carrying value due to their short-term nature. The carrying amounts of the Company’s capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at December 31, 2016 and 2015. The carrying value of our long-term debt approximates its fair value due to its variable interest rate. The fair value of accrued contingent consideration recorded by the Company represents the estimated fair value of the contingent consideration the Company expects to pay.

The provisions of FASB ASC 820, Fair Value Measurements and Disclosures , establishes a framework for measuring the fair value in accounting principles generally accepted in the U.S. and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:

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

Applicable Recent Accounting Pronouncements —In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 (ASU 2014-09) Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)” and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify the implementation guidance on principal versus agent. In April 2016, the FASB issued ASU 2016-10, Revenue from

Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, providing additional guidance relating to identifying performance obligations under ASU 2014-09 as well as licensing.

The Company is currently in the process of assessing the financial impact of adopting these ASUs and the methods of adoption. The Company currently recognizes subscription revenue from its Email/Collaboration contracts, which is included within recurring and fee-based revenue, over the life of the contracts (which are typically six months or longer). The Company has tentatively concluded that it is likely that this new guidance will require it to recognize a portion of the revenue from those contracts upon delivery, at the inception of the contracts, which would have the effect of accelerating recognition of revenue on such contracts, and may have a material impact on the Company’s consolidated financial statements. The standard will be effective for the Company beginning January 1, 2018, and adoption as of the original effective date of January 1, 2017 is permitted. The Company anticipates adopting the standard as of its effective date of January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company has not yet determined which transition method it will use.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which amends lease accounting by lessors and lessees. This new standard will require, among other things, that lessees recognize a right-to-use asset and related lease liability for all significant financing and operating leases, and specifies where in the statement of cash flows the related lease payments are to be presented. The standard is effective for years beginning after December 15, 2018, including interim periods within those years (beginning in calendar year 2019 for the Company), and early adoption is permitted. Adoption of ASU 2016-02 is required to be applied on a modified retrospective basis. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements, but currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon the adoption of ASU 2016-02, which will increase the total assets and total liabilities that it reports as compared to reported prior to adoption. The Company has not yet determined whether it will adopt the standard in advance of the required effective date.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of stock-based awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for the Company in the first quarter of 2017. The guidance will be applied either prospectively, retrospectively, or using a modified retrospective transition method, depending on the area covered in this update. The Company will adopt ASU 2016-09 in the first quarter of 2017.  The adoption of this ASU is not expected to have a significant impact to our consolidated financial statements.

 In August 2016, the FASB ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which provides guidance related to cash flows presentation and is effective for annual reporting periods beginning after December 15, 2017, subject to early adoption, which is permitted using a retrospective transition approach. ASU 2016-15 is intended to standardize the classification of certain cash receipts and cash payments in the Statement of Cash Flows, and is effective for the Company in its first quarter of fiscal 2018. The Company expects that it will adopt ASU 2016-15 in the first quarter of fiscal 2018 and is currently evaluating the impact of the pending adoption on its consolidated financial statements.

2. ACQUISITIONS

Technorati –

On February 19, 2016, the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets of Technorati, Inc. (“Technorati”), an advertising technology company, for $3.0 million in cash (the “Purchase Price”). The Company completed the acquisition on February 26, 2016 (the “Closing”).

The Company’s motivations for completing the acquisition included the expectation that the acquisition would drive additional advertising demand, accelerate its content and advertising syndication strategy by giving the Company access to over 1,000 new publishers, and adding new tools for publishers to its existing platform. The Company also anticipated synergies and economies of scale by combining Technorati’s publisher network, proprietary SmartWrapper solution and other advertising technology with its existing network of Managed Portals and Advertising solutions.

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

The Company paid $2.5 million of the Purchase Price at the Closing and withheld $0.5 million of the Purchase Price to secure Technorati’s indemnification obligations under the Asset Purchase Agreement. As of December 31, 2016, the Company owed Technorati approximately $0.1 million in post-closing working capital adjustments. Pursuant to the terms of the Asset Purchase Agreement, Technorati shall indemnify the Company for breaches of its representations and warranties, breaches of covenants and certain other matters. The representations and warranties set forth in the Asset Purchase Agreement generally survived for 12 months following the Closing, with longer survival periods for certain fundamental representations and warranties.  There have been no claims for such breaches to date.

Consideration and Allocation of Purchase Price –

The transaction was accounted for as a purchase of a business in accordance with FASB ASC Topic 805, Business Combinations.  Under this guidance, the fair value of the consideration was determined and the assets acquired and liabilities assumed have been recorded at their estimated fair values as of the date of acquisition.  The excess of the consideration over the estimated fair values has been recorded as goodwill.

The transaction consideration, as well as the allocation of the purchase price to the assets acquired and liabilities assumed as of the date of the acquisition are presented in the table below.  Management is responsible for determining, as of the Closing, the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, and the estimated useful lives for any depreciable and amortizable assets.  Management considered a number of factors, including reference to a valuation analysis performed solely for the purpose of this allocation in accordance with ASC Topic 805.  The Company’s estimates are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.  This analysis required the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.

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

The Company has used its best estimates and assumptions to value the assets acquired and liabilities assumed, and the purchase price allocation is not expected to materially change. It is expected that acquired goodwill will be deductible for United States tax purposes.  The Company is amortizing technology and customer and publisher relationships over estimated useful lives of five years.

The indemnification holdback and post-closing working capital adjustment were accrued in Accrued Expenses and Other Current Liabilities at December 31, 2016 and were paid to the seller subsequent to that date.

The Company is not able to determine the amount of revenue and earnings recognized in the post-acquisition period as a result of integration activities.

Zimbra –

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

Purchase Price —The total purchase price paid (including the fair value of the contingent consideration described below) for the Purchased Business was approximately $22.9 million. At the Closing, in consideration for the Purchased Business, the Company paid TZ Holdings $17.3 million in cash and issued to TZ Holdings 2.4 million shares of its common stock (such shares, the “Closing Stock Consideration”), valued at $3.1 million, and warrants to purchase 480,000 shares of common stock (the “Closing Warrants”). Additionally, TZ Holdings was eligible to receive additional consideration, estimated at $2.5 million, consisting of contingent cash consideration, warrants and additional shares of common stock, as described below.

Contingent Consideration — TZ Holdings was eligible to receive up to an additional $2.0 million (the “Earn Out Consideration”) in cash upon the satisfaction of certain business performance milestones related to Zimbra after the Closing, subject to and contingent upon any reduction to satisfy indemnification claims (including pending claims), as further described in the Asset Purchase Agreement. The fair value of this contingent consideration was determined to be $1.6 million and was included in consideration paid.  Of this amount, $0.9 million was paid during the year ended December 31, 2016, and the Company has a liability for estimated additional Earn Out Consideration in the amount of $0.6 million at December 31, 2016, to be paid during the second quarter of 2017.  This liability is included in accrued expenses and other current liabilities.

Holdback —In addition to the Earn Out Consideration, the Company has held back an additional 600,000 shares of common stock (the “Holdback Stock” and together with the Closing Stock Consideration, the “Stock Consideration”) and warrants to purchase an additional 120,000 shares of common stock (the “Holdback Warrants” and together with the Closing Warrants, the “Warrants”) to secure TZ Holdings’ indemnification obligations under the Asset Purchase Agreement. Any Holdback Shares and Holdback Warrants not used to satisfy indemnification claims (including pending claims) will be released to TZ Holdings eighteen months following the Closing. The Company recorded the Holdback Stock and the Holdback Warrants based on its estimated fair value at the Closing.

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

In connection with the Acquisition, TZ Holdings agreed not to sell, transfer or otherwise dispose of any portion of the Stock Consideration until the first anniversary of the Closing. Upon the first anniversary of the Closing, the restrictions will lapse with respect to 1/6th of the Stock Consideration, and upon the completion of each of the five months thereafter, the restrictions will lapse with respect to an additional 1/6th of the Stock Consideration. Following the lapse of such restrictions, TZ Holdings may transfer the Stock Consideration solely to its stockholders.

Allocation of Purchase Price —The purchase price allocation was determined in accordance with the accounting treatment of a business combination in accordance with the FASB ASC Topic 805, Business Combinations. Under the guidance, the fair value of the consideration was determined and the assets acquired and liabilities assumed have been recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values has been recorded as goodwill.

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

Pro Forma Results —The following unaudited pro forma information presents the combined results of operations as if the acquisition of Zimbra had been completed on January 1, 2014, the beginning of the comparable prior annual reporting periods. The unaudited pro forma results include adjustments to reflect: (i) the carve-out of revenue and expenses relating to the portion of the Zimbra business not acquired; (ii) the elimination of depreciation and amortization from Zimbra’s historical financial statements and the inclusion of depreciation and amortization based on the fair values of acquired property, plant and equipment and intangible assets; (iii) the fair value of deferred revenue liabilities assumed; (iv) recognition of the post-acquisition share-based compensation expense related to stock options that were granted to Zimbra employees who accepted employment with Synacor; (v) the elimination of intercompany revenue and expenses between Zimbra and Synacor; and (iv) the elimination of acquisition-related expenses.

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, these unaudited pro forma results are presented for informational purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations

Set forth below is the unaudited pro forma consolidated results of operations of the Company and Zimbra as if the Acquisition occurred as of January 1, 2014, the beginning of the earliest year presented (in thousands, except per share amounts):

	Years Ended December 31,
	2015	2014
Revenue	$130,077	$134,207
Operating loss	$(2,944)	$(9,485)
Net loss	$(4,608)	$(16,017)
Net loss per share:
Basic	$(0.16)	$(0.54)
Diluted	$(0.16)	$(0.54)

3. PROPERTY AND EQUIPMENT—NET

As of December 31, 2016 and 2015, property and equipment-net consisted of the following (in thousands):

	2016	2015
Computer equipment	$23,438	$23,324
Computer software	15,198	12,748
Furniture and fixtures	2,062	1,945
Leasehold improvements	1,463	1,532
Work in process	4,572	2,065
Other	249	252
	46,982	41,866
Less accumulated depreciation	(32,576)	(27,489)
Total property and equipment—net	$14,406	$14,377

Property and equipment includes computer equipment and software held under capital leases of approximately $5.2 million and $4.1 million as of December 31, 2016 and 2015, respectively. Accumulated depreciation of computer equipment and software held under capital leases amounted to $3.4 million and $1.8 million as of December 31, 2016 and 2015, respectively.

Depreciation expense was $7.2 million, $6.4 million, and $5.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.  An impairment of internally-developed software totaling $0.3 million was recorded in 2016 and charged to general and administrative expense.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2016 and 2015, accrued expenses and other current liabilities consisted of the following (in thousands):

	2016	2015
Accrued compensation	$6,860	$6,112
Accrued content fees	1,788	1,964
Accrued business acquisition consideration	1,193	—
Other	1,843	1,689
Total	$11,684	$9,765

5. LONG-TERM DEBT

In September 2013, the Company entered into a Loan and Security Agreement, with Silicon Valley Bank (“SVB”), which was most recently amended in November 2016 (as amended, the “Loan Agreement”). The Loan Agreement provides for a $12.0 million secured revolving line of credit with a stated maturity of September 2018. The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of December 31, 2016, $5.0 million was outstanding under the Loan Agreement; and subject to the operation of the borrowing formula, an additional $7.0 million was available for draw under the Loan Agreement.

Borrowings under the Loan Agreement bear interest, at the Company’s election, at an annual rate based on either the “prime rate” as published in The Wall Street Journal or LIBOR for the relevant period.  If the Company’s liquidity coverage ratio (the ratio of cash plus eligible accounts receivable to borrowings under the Agreement) exceeds 2.75 to 1, LIBOR-based advances bear interest at LIBOR plus 3.5% and prime rate advances bear interest at the prime rate plus 1.0%.  If the Company’s liquidity coverage ratio falls below 2.75 to 1, LIBOR-based advances bear interest at LIBOR plus 4.0% and prime rate advances bear interest at the prime rate plus 1.5%.  For LIBOR advances, interest is payable (i) on the last day of a LIBOR interest period or (ii) on the last day of each calendar quarter. For prime rate advances, interest is payable (a) on the first day of each month and (b) on each date a prime rate advance is converted into a LIBOR advance.

The Company’s obligations to SVB are secured by a first priority security interest in all our assets, including our intellectual property. The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, SVB may accelerate repayment of any outstanding balance. The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of December 31, 2016, the Company was in compliance with the covenants.

6. INCOME TAXES

Loss from continuing operations before income taxes included income from domestic operations of $(10.2) million, $(2.9) million and $(7.1) million for the years ended December 31, 2016, 2015 and 2014, and income (loss) from foreign operations of $0.7 million, $(0.3) million $0.1 million for the same years.

The provision for income taxes for the years ended December 31, 2016, 2015 and 2014, was comprised of the following (in thousands):

	2016	2015	2014
Current:
United States Federal	$-	$(1)	$21
State	40	45	24
Foreign	1,036	195	7
Total current provision for income taxes	1,076	239	52
Deferred:
United States Federal	95	—	4,135
State	48	—	634
Foreign	-	—	—
Net deferred provision for income taxes	143	—	4,769
Total provision for income taxes	$1,219	$239	$4,821

The income tax effects of significant temporary differences and carryforwards that give rise to deferred income tax assets and liabilities as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Deferred income tax assets:
Stock and other compensation expense	$4,576	$3,997
Net operating losses	5,907	3,212
Research and development credits	1,676	1,676
Other federal, state and foreign carryforwards	1,151	618
Fixed assets	246	-
Intangible assets	557
Other	838	341
Gross deferred tax assets	14,951	9,844
Valuation allowances	(14,030)	(8,846)
	921	998
Deferred income tax liabilities:
Fixed assets	(29)	(290)
Intangible assets and other	(392)	(81)
Gross deferred tax liabilities	(421)	(371)
Subtotal	500	627
Less unrecognized tax benefit liability related to deferred items	(627)	(627)
Net deferred tax liability (included in other long-term liabilities)	$(127)	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2016	2015	2014
Balance—beginning of year	$627	$627	$627
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Balance—end of year	$627	$627	$627

The unrecognized tax benefits at the end of 2016, 2015 and 2014 were primarily related to research and development carryforwards.

If the $0.6 million of unrecognized tax benefits as of December 31, 2016 were recognized, approximately $0.6 million would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred income tax assets on which an unrecognized tax benefit liability is placed. The Company does not expect any material changes to its unrecognized tax benefits within the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016 and 2015, penalties and interest were insignificant.

The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. states and foreign jurisdictions. The tax years 2004 to 2016 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. The Company is currently not under examination in any major taxing jurisdictions.

Income tax expense for the years ended December 31, 2016, 2015 and 2014 differs from the expected income tax benefit calculated using the statutory U.S. Federal income tax rate as follows (dollars in thousands):

	2016		2015		2014
Federal income tax (benefit) expense at statutory rate	$(3,237)	34%	$(1,075)	34%	$(2,390)	34%
State and local taxes—net of federal benefit	75	(1)	30	(1)	(410)	6
Foreign taxes	1,036	(11)	195	(6)	(1)	—
Valuation allowance	3,299	(34)	928	(29)	7,504	(107)
Permanent differences	3	—	144	(5)	262	(4)
Other	43	(1)	17	(1)	(144)	2
Total	$1,219	(13)%	$239	(8)%	$4,821	(69)%

The Company had federal and state NOL carryforwards of approximately $14.4 million and $13.9 million, respectively, at December 31, 2016. In addition, the Company has approximately $2.2 million of NOL carryforwards created by windfall tax benefits relating to stock compensation for which no deferred income tax assets have been recorded in accordance with the rules under FASB ASC 718. The NOLs will begin to expire in 2027. The Company has weighed the positive and negative evidence, including cumulative pre-tax losses, and determined that it is more likely than not that the deferred income tax assets, primarily related to the NOLs, will not be realized and, therefore, a full valuation allowance has been recorded against the net deferred income tax assets as of December 31, 2016 and 2015.

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

The following table sets forth revenue and long-lived tangible assets by geographic area (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenue:
United States	$110,071	$105,228	$105,872
International	17,302	5,017	707
Total revenue	$127,373	$110,245	$106,579

	As of December 31,
	2016	2015
Long-lived tangible assets:
United States	$13,519	$12,909
Canada	573	726
International	314	742
Total long-lived tangible assets	$14,406	$14,377

8. COMMITMENTS AND CONTINGENCIES

Lease Commitments —The Company leases office space and data center space under operating lease agreements and certain equipment under capital lease agreements with interest rates ranging from 3% to 7%.

Rent expense for operating leases was approximately $3.1 million, $2.6 million and $2.5 million for 2016, 2015 and 2014, respectively.

Lease commitments over the next five years as of December 31, 2016 can be summarized as follows (in thousands):

Years Ending December 31,	Operating Lease Commitments
2017	$2,378
2018	1,727
2019	766
2020	492
2021 and thereafter	368
Total lease commitments	$5,731

Years Ending December 31,	Capital Lease Commitments
2017	$1,056
2018	680
2019	403
2020 and thereafter	9
Total minimum capital lease commitments	2,148
Less-amount representing interest	152
Total capital lease obligations	1,996
Less-current portion of capital lease obligations	982
Long-term portion of capital lease obligations	$1,014

Contract Commitments —The Company is obligated to make payments under various contracts with vendors and other business partners, principally for revenue-share arrangements. Contract commitments as of December 31, 2016 can be summarized as follows (in thousands):

Years Ending December 31,	Contract Commitments
2017	$1,560
Total contract commitments	$1,560

Litigation —From time to time, the Company is a party to legal actions. In the opinion of management, the outcome of these matters is not expected to have a material impact on the consolidated financial statements of the Company.

9. EQUITY

Stock Repurchases —In February 2014, the board of directors approved a Stock Repurchase Program, which authorizes a repurchase of up to $5.0 million worth of the Company’s outstanding common stock. The Stock Repurchase Program has no expiration date, and may be suspended or discontinued at any time without notice.

The following table sets forth the shares of common stock repurchased through the program:

	Years Ended December 31,
	2016	2015	2014
Shares of common stock repurchased	—	—	229,050
Value of common stock repurchased (in thousands)	$—	$—	$562

Withhold to Cover —During the years ended December 31, 2016, 2015 and 2014, certain employees, in lieu of paying withholding taxes on the vesting of certain shares of restricted stock awards, authorized the withholding of shares of the Company’s common stock to satisfy their minimum statutory tax withholding requirements related to such vesting. These shares were recorded as treasury stock using the cost method at the per share closing price on the date of vesting. Shares and cost of the Company’s common stock withheld to cover minimum statutory tax withholding requirements during the years ended December 31, 2016, 2015 and 2014 were as follows:

	Years Ended December 31,
	2016	2015	2014
Shares withheld	92,439	99,904	4,594
Cost (in thousands)	$215	$190	$11

Warrants —Warrants to purchase 480,000 shares of common stock were issued as a component of the consideration transferred for the acquisition of the Zimbra assets (see Note 2). These warrants are exercisable at $3.00 per share and have a three-year life.

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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted (excluding replacement options in conjunction with modifications described below) during the periods presented:

	Years Ended December 31,
	2016	2015	2014
Volatility	49%	52%	58%
Expected dividend yield	—%	—%	—%
Risk-free rate	1.4%	1.7%	1.9%
Expected term (in years)	6.25	6.25	6.25

The Company recorded $2.8 million, $3.1 million, and $3.6 million of stock-based compensation expense for the years ended December 31, 2016, 2015, and 2014, respectively. No income tax deduction is allowed for incentive stock options (“ISOs”). Accordingly, no deferred income tax asset is recorded for the potential tax deduction related to these options. Expense related to stock option grants of non-qualified stock options (“NSOs”) results in a temporary difference, which gives rise to a deferred tax asset.

Total stock-based compensation expense included in the accompanying consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Technology and development	$921	$936	$1,621
Sales and marketing	784	942	599
General and administrative	1,066	1,237	1,375
Total stock-based compensation expense	$2,771	$3,115	$3,595

Equity Incentive Plans —The Company has four stock option plans (the 2000 Stock Plan, the 2006 Stock Plan, the 2012 Equity Incentive Plan and the Special Purpose Recruitment Plan), which, as of December 31, 2016, authorize the Company to grant up to 10,094,180 stock options (ISOs and NSOs), stock appreciation rights, restricted stock, RSUs and performance cash awards. The ISOs and NSOs will be granted at a price per share not less than the fair value of the Company’s common stock at the date of grant. Options granted to date generally vest over a four-year period with 25 % vesting at the end of one year and the remaining 75% vesting monthly thereafter. Options granted generally are exercisable up to 10 years. RSUs generally vest over a three year period with one-sixth vesting at the end of each six month period.

Special Purpose Recruitment Plan —During 2013, our shareholders approved the Special Purpose Recruitment Plan from which equity compensation awards are granted to newly-hired employees. One million shares of common stock were reserved for issuance and have all been granted under this plan.

Stock Option Activity —A summary of stock option activity for the year ended December 31, 2016 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding—January 1, 2016	8,695,918	$2.57
Granted	1,695,500	$2.30
Exercised	(751,481)	$2.08
Forfeited	(883,763)	$2.81
Outstanding—December 31, 2016	8,756,174	$2.53	$6,825	6.83
Expected to vest—December 31, 2016	8,405,565	$2.55	$6,510	6.75
Vested and exercisable—December 31, 2016	4,825,433	$2.82	$3,183	5.42

Aggregate intrinsic value represents the difference between the closing stock price of the Company’s common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the Nasdaq as of December 31, 2016 was $3.10. The total intrinsic value of options exercised was approximately $0.7 million, less than $0.1 million, and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The weighted-average grant date fair value of options granted was $1.13 per share, $0.95 per share, and $1.31 per share for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options was approximately $4.2 million, which is expected to be recognized over a weighted-average period of 2.51 years.

RSU Activity —A summary of RSU activity for the year ended December 31, 2016 is as follows:

	Number of Stock Options	Weighted Average Fair Value
Unvested—January 1, 2016	437,595	$2.31
Granted	139,500	$3.63
Released	(238,827)	$2.52
Forfeited	(18,379)	$2.69
Unvested—December 31, 2016	319,889	$2.71
Unvested expected to vest —December 31, 2016	312,951	$2.77

As of December 31, 2016, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was approximately $0.9 million, which is expected to be recognized over the next 1.61 years.

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

The following table presents the calculation of basic and diluted net loss per share for the years ended December 31, 2016, 2015 and 2014 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Basic net loss per share:
Numerator:
Net loss	$(10,740)	$(3,474)	$(12,931)
Denominator:
Weighted-average common shares outstanding	30,251,685	28,213,838	27,389,793
Basic net loss per share	$(0.36)	$(0.12)	$(0.47)
Diluted net loss per share:
Numerator:
Net loss	$(10,740)	$(3,474)	$(12,931)
Denominator:
Number of shares used in the basic computation	30,251,685	28,213,838	27,389,793
Add weighted-average effect of dilutive securities:
Stock options, RSUs and warrants	—	—	—
Number of shares used in diluted calculation	30,251,685	28,213,838	27,389,793
Dilutive net loss per share	$(0.36)	$(0.12)	$(0.47)

Stock options, warrants and RSUs are not included in the calculation of diluted net loss per share for the years ended December 31, 2016, 2015 and 2014 because the Company had a net loss for those years. The inclusion of these equity awards would have had an antidilutive effect on the calculation of diluted loss per share.

The following equivalent shares were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented:

	Year Ended December 31,
	2016	2015	2014
Antidilutive Equity Awards:
Stock options and RSUs	9,076,063	9,133,513	7,589,578
Warrants	480,000	480,000	—

12. EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) profit sharing plan that covers substantially all employees. Under the plan, eligible employees are permitted to contribute a portion of gross compensation not to exceed standard limitations provided by the Internal Revenue Service. The Company maintains the right to match employee contributions; however, no matching contributions were made during the years ended December 31, 2016, 2015 or 2014.

******