Form 10-Q
period 2017-03-31
Synacor, Inc.
filed 2017-05-15
CIK 1408278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2017, there were 38,019,005 shares of the registrant’s common stock outstanding.

SYNACOR, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets – Unaudited as of March 31, 2017 and December 31, 2016	1
	Condensed Consolidated Statements of Operations – Unaudited for the Three Months Ended March 31, 2017 and 2016	2
	Condensed Consolidated Statements of Comprehensive Loss – Unaudited for the Three Months Ended March 31, 2017 and 2016	3
	Condensed Consolidated Statements of Cash Flows—Unaudited for the Three Months Ended March 31, 2017 and 2016	4
	Notes to the Condensed Consolidated Financial Statements – Unaudited as of March 31, 2017 and December 31, 2016, and for the Three Months Ended March 31, 2017 and 2016	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	40

	SIGNATURES	41

	INDEX TO EXHIBITS	42

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SYNACOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

(In thousands except for share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,261	$14,315
Accounts receivable, net of allowance of $270 and $263, respectively	17,235	27,386
Prepaid expenses and other current assets	5,117	4,862
Total current assets	33,613	46,563
PROPERTY AND EQUIPMENT, net	14,895	14,406
GOODWILL	15,944	15,943
INTANGIBLE ASSETS, net	14,301	14,837
OTHER LONG-TERM ASSETS	1,753	1,650
Total assets	$80,506	$93,399
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,040	$18,769
Accrued expenses and other current liabilities	7,714	11,684
Current portion of deferred revenue	12,157	12,149
Current portion of capital lease obligations	1,158	982
Total current liabilities	36,069	43,584
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	1,040	1,014
LONG-TERM DEBT	5,000	5,000
DEFERRED REVENUE	3,957	3,917
OTHER LONG-TERM LIABILITIES	410	235
Total liabilities	46,476	53,750
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock – par value $0.01 per share; authorized 10,000,000 shares; none issued	—	—
Common stock – par value $0.01 per share; authorized 100,000,000 shares; 32,567,787 shares issued and 31,822,300 shares outstanding at March 31, 2017 and 31,626,635 shares issued and 30,881,148 shares outstanding at December 31, 2016	325	316
Treasury stock – at cost, 745,487 shares at March 31, 2017 and December 31, 2016	(1,547)	(1,547)
Additional paid-in capital	118,730	117,747
Accumulated deficit	(83,506)	(76,850)
Accumulated other comprehensive income (loss)	28	(17)
Total stockholders’ equity	34,030	39,649
Total liabilities and stockholders’ equity	$80,506	$93,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(In thousands except for share and per share data)

	Three Months Ended
	March 31,
	2017	2016

REVENUE	$26,540	$30,260
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	12,562	12,972
Technology and development (exclusive of depreciation and amortization shown separately below)	7,298	5,873
Sales and marketing	6,661	5,650
General and administrative (exclusive of depreciation and amortization shown separately below)	3,964	5,022
Depreciation and amortization	2,184	2,098
Total costs and operating expenses	32,669	31,615
LOSS FROM OPERATIONS	(6,129)	(1,355)
OTHER INCOME	6	2
INTEREST EXPENSE	(87)	(68)
LOSS BEFORE INCOME TAXES	(6,210)	(1,421)
INCOME TAX PROVISION	446	144
NET LOSS	$(6,656)	$(1,565)
NET LOSS PER SHARE:
Basic	$(0.21)	$(0.05)
Diluted	$(0.21)	$(0.05)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE:
Basic	31,045,488	29,992,248
Diluted	31,045,488	29,992,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(6,656)	$(1,565)
Other comprehensive income:
Changes in foreign currency translation adjustment	45	56
Comprehensive loss	$(6,611)	$(1,509)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,656)	$(1,565)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	2,184	2,098
Stock-based compensation expense	647	737
Provision for deferred income taxes	200	—
Increase in estimated value of contingent consideration	107	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	10,151	2,883
Prepaid expenses and other assets	(342)	(1,039)
Accounts payable	(3,771)	2,252
Accrued expenses and other liabilities	(3,535)	(1,766)
Deferred revenue	48	248
Net cash (used in) provided by operating activities	(967)	3,848
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition	—	(2,500)
Purchases of property and equipment	(1,515)	(937)
Net cash used in investing activities	(1,515)	(3,437)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on capital lease obligations	(319)	(386)
Proceeds from exercise of common stock options	308	10
Deferred acquisition payment	(567)	—
Net cash used in financing activities	(578)	(376)
Effect of exchange rate changes on cash and cash equivalents	6	16
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,054)	51
Cash and cash equivalents, beginning of period	14,315	15,697
Cash and cash equivalents, end of period	$11,261	$15,748
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$69	$68
Cash paid for income taxes	$192	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Liability for estimated additional acquisition consideration	$—	$567
Property, equipment and service center contracts financed under capital lease	$521	$52
Accrued property and equipment expenditures	$269	$41
Stock-based compensation capitalized to property and equipment	$37	$30

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016, AND

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

The accompanying condensed consolidated balance sheet as of December 31, 2016 was derived from the audited financial statements as of that date, but does not include all the information and footnotes required by U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Concentrations of Risk —

 As of March 31, 2017, two customers had outstanding balances due to the Company of 10% or more of the Company’s accounts receivable. These two customers, Google and an advertising customer, had outstanding balances amounting to 14% and 10%, respectively, of the Company’s total accounts receivable at March 31, 2017. As of December 31, 2016, the Company had no customers whose outstanding balance due to the Company equaled or exceeded 10% or more of the Company’s total accounts receivable.  For the three months ended March 31, 2017 and 2016, the Company had one customer, Google, which accounted for 10% or more of the Company’s revenue.  Revenue from Google represented 11% and 17% of the Company’s total revenue for the three months ended March 31, 2017 and 2016, respectively.

For the three months ended March 31, 2017 and 2016, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue.

	Cost of Revenue
	Three Months Ended
	March 31,
	2017	2016
Customer A	19%	29%
Customer B	*	12%
* - Less than 10%

Recent Accounting Pronouncements —

Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)” and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify the implementation guidance on principal versus agent. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, providing additional guidance relating to identifying performance obligations under ASU 2014-09 as well as licensing.

The Company is currently in the process of assessing the financial impact of adopting these ASUs and the methods of adoption. The Company currently recognizes subscription revenue from its Email/Collaboration contracts, which is included within recurring and fee-based revenue, over the life of the contracts (which are typically six months or longer). The Company has tentatively concluded that it is likely that this new guidance will require it to recognize a portion of the revenue from those contracts upon delivery, at the inception of the contracts, which would have the effect of accelerating recognition of revenue on such contracts, and may have a material impact on the Company’s consolidated financial statements. The standard will be effective for the Company beginning January 1, 2018. The Company anticipates adopting the standard as of its effective date of January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company has not yet determined which transition method it will use.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which amends lease accounting by lessors and lessees. This new standard will require, among other things, that lessees recognize a right-to-use asset and related lease liability for all significant financing and operating leases, and specifies where in the statement of cash flows the related lease payments are to be presented. The standard is effective for years beginning after December 15, 2018, including interim periods within those years (beginning in calendar year 2019 for the Company), and early adoption is permitted. Adoption of ASU 2016-02 is required to be applied on a modified retrospective basis. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements, but currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon the adoption of ASU 2016-02, which will increase the total assets and total liabilities that it reports as compared to reported prior to adoption. The Company has not yet determined whether it will adopt the standard in advance of the required effective date.

In August 2016, the FASB ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which provides guidance related to cash flows presentation and is effective for annual reporting periods beginning after December 15, 2017, subject to early adoption, which is permitted using a retrospective transition approach. ASU 2016-15 is intended to standardize the classification of certain cash receipts and cash payments in the Statement of Cash Flows, and is effective for the Company in its first quarter of fiscal 2018. The Company expects that it will adopt ASU 2016-15 in the first quarter of fiscal 2018 and is currently evaluating the impact of the pending adoption on its consolidated financial statements.

Recently Adopted

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of stock-based awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification in the statement of cash flows. Effective January 1, 2017, the Company has adopted ASU 2016-09.  The standard eliminated the requirement to defer recognition of excess tax benefits related to employee share-based awards until they are realized through a reduction to income taxes payable.  The Company applied the modified retrospective method and there was no net cumulative-effect adjustment to retained earnings on January 1, 2017 as the increase of $0.7 million in deferred income tax assets for previously unrecognized excess tax benefits was fully offset by a valuation allowance.  As permitted by the ASU, the Company will continue to use an estimated forfeiture rate in determining stock-based compensation expense.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test. A goodwill impairment will now be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company has adopted the new guidance on a prospective basis during the first quarter of 2017. The adoption of this ASU has not impacted the Company’s consolidated financial statements.

2.	Acquisitions

In August 2015, the Company and Zimbra, Inc. (now known as “TZ Holdings”) entered into an agreement under which the Company acquired certain assets relating to TZ Holdings’ email/collaboration products and services business, including certain of its wholly-owned foreign subsidiaries, for cash consideration of $17.3 million, 2.4 million shares of common stock and warrants to purchase 480,000 shares of common stock (collectively valued at $3.2 million). The Company held back an additional 600,000 shares of common stock and warrants to purchase an additional 120,000 shares of common stock (collectively valued at $0.8 million) to secure TZ Holdings’ indemnification obligations including pending claims.  The held back common shares and warrants were released to TZ holdings in March 2017.  These warrants expire on September 14, 2018.

Additionally, TZ Holdings was eligible to receive cash consideration of up to $2.0 million (the “Earn-Out Consideration”) upon the satisfaction of certain business performance milestones following the closing of the transaction, subject to and contingent upon any reduction to satisfy indemnification claims including pending claims. The acquisition date fair value of this contingent consideration was estimated to be $1.6 million. The Company paid $0.9 million of the earn-out consideration to TZ Holdings in November 2016, and paid $0.7 million subsequent to March, 31 2017.  The amount paid subsequent to March 31, 2017 is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2017.

In connection with the Company’s February 2016 acquisition of Technorati , the Company withheld $0.5 million of the purchase price to secure Technorati’s indemnification obligations under the Asset Purchase Agreement, and the Company owed approximately $0.1 million in post-closing working capital adjustments. These amounts were paid in the three months ended March 31, 2017.

3.	Goodwill and Other Intangible Assets

The change in goodwill is as follows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Balance – beginning of period	$15,943	$15,187
Acquisition of Technorati	—	751
Effect of foreign currency translation	1	11
Balance – end of period	$15,944	$15,949

Intangible assets consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Customer and publisher relationships	$14,780	$14,780
Technology	2,330	2,330
Trademark	300	300
	17,410	17,410
Less accumulated amortization	(3,109)	(2,573)
Intangible assets, net	$14,301	$14,837

Amortization of intangible assets totaled $0.5 million for the three months ended March 31, 2017, and $0.5 million for the three months ended March 31, 2016.

4.	Property and Equipment – Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Computer equipment (1)	$23,599	$23,438
Computer software	15,198	15,198
Furniture and fixtures	2,075	2,062
Leasehold improvements	1,423	1,463
Work in process (primarily software development costs)	6,542	4,572
Other	255	249
	49,092	46,982
Less accumulated depreciation (2)	(34,197)	(32,576)
Property and equipment, net	$14,895	$14,406

Notes:

(1)	Includes equipment and software held under capital leases of $5.7 million and $5.2 million as of March 31, 2017 and December 31, 2016, respectively.
(2)	Includes $3.7 million and $3.4 million of accumulated depreciation of equipment under capital leases as of March 31, 2017 and December 31, 2016, respectively.

Depreciation expense for the three months ended March 31, 2017 and 2016 was $1.6 million and $1.6 million, respectively.
5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued compensation	$3,583	$6,860
Accrued content fees	886	1,788
Accrued business acquisition consideration	733	1,193
Other	2,512	1,843
Total	$7,714	$11,684

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

The following tables set forth revenue and long-lived tangible assets by geographic area (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenue:
United States	$21,668	$26,464
International	4,872	3,796
Total revenue	$26,540	$30,260

	March 31, 2017	December 31, 2016
Long-lived tangible assets:
United States	$14,006	$13,519
Canada	578	573
Other international	311	314
Total long-lived tangible assets	$14,895	$14,406

7.	Commitments and Contingencies

Contract Commitments —

The Company is obligated to make payments under various contracts with vendors and other business partners, principally for revenue-share and content arrangements. Contract commitments as of March 31, 2017 total $0.6 million for the remaining nine months of 2017.

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

Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the periods presented, is as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Technology and development	$208	$241
Sales and marketing	168	223
General and administrative	271	273
Total stock-based compensation expense	$647	$737

Stock Option Activity – A summary of the stock option activity for the three months ended March 31, 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	8,756,174	$2.53
Granted	1,096,000	$3.15
Exercised	(249,684)	$1.24
Forfeited or expired	(55,013)	$1.95
Outstanding at March 31, 2017	9,547,477	$2.64	7.11	$15,589
Vested and expected to vest at March 31, 2017	9,106,416	$2.64	7.02	$14,882
Vested and exercisable at March 31, 2017	5,056,071	$2.82	5.68	$7,887

Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the Nasdaq Global Market as of March 31, 2017 was $4.15 per share. The total intrinsic value of options exercised for the three months ended March 31, 2017 was $0.5 million. The weighted average fair value of options issued during the three months ended March 31, 2017 amounted to $1.56 per option share.

As of March 31, 2017, the unrecognized compensation cost related to non-vested options granted, for which vesting is probable, and adjusted for estimated forfeitures, was approximately $5.3 million. This cost is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of shares vested was $0.5 million for the three months ended March 31, 2017.

In addition, the Company may, from time to time, grant Restricted Stock Units (“RSUs”) to its employees. For the three months ended March 31, 2017 no RSUs were granted, released or forfeited.

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

Stock options, warrants and Restricted Stock Units are not included in the calculation of diluted net loss per share for the three months ended March 31, 2017 and 2016 because the Company had a net loss for those periods. The inclusion of these equity awards would have had an antidilutive effect on the calculation of diluted loss per share. As such, the Company’s calculations of basic and diluted net loss per share are identical.

The following table presents the calculation of basic and diluted net loss per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Basic and diluted net loss per share:
Numerator:
Net loss (in thousands)	$(6,656)	$(1,565)
Denominator:
Weighted average common shares outstanding	31,045,488	29,992,248
Basic and diluted net loss per share	$(0.21)	$(0.05)

The following equivalent shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended
	March 31,
	2017	2016
Anti-dilutive equity awards:
Stock options and Restricted Stock Units	9,857,366	9,910,649
Warrants	600,000	480,000

10.	Subsequent Event

In April 2017, the Company completed an underwritten public offering (the “Offering”) of its common stock in which it sold 5,715,000 shares at a price of $3.50 per share.  Subsequently, in May 2017, and as part of the Offering, the Company completed the sale of 472,846 additional shares of its common stock at the same price upon the exercise of the underwriters’ over-allotment option, for a total of 6,187,846 shares.  The Offering resulted in total net proceeds of approximately $20.1 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-Q and with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

We also generate revenue from our Recurring and Fee-Based Revenue solutions for the use of our technology, email and messaging, premium services and paid content. We generate this revenue in the form of licensing fees including perpetual licenses, subscription licenses, maintenance and support fees and professional services. As we expand our Cloud ID, syndicated content, Email/Collaboration and other premium services offerings, we expect to generate increased Recurring and Fee-Based revenue from our customers.

During the three months ended March 31, 2017, Managed Portals and Advertising revenue was $13.5 million, a decrease of 22% as compared to $17.3 million for the three months ended March 31, 2016.

Digital advertising revenue decreased by $1.3 million during the three months ended March 31, 2017 as compared to the same period in 2016.  The decrease in portal advertising revenue was primarily the result of lower average contractual rates for advertising, and was only partially offset by an increase in syndicated advertising.

Search revenue decreased by $2.5 million, or 47%, for the three months ended March 31, 2017 compared to the same period in 2016. We believe the decrease was due to ongoing migration of search activity from personal computers to other devices, such as tablets and smartphones, generally across the consumer base, and the residual effect of the placement of our Managed Portals and Advertising solutions on the second tab of the default Windows 8 and Windows 10 internet browser by our consumer electronics customers.

We anticipate that both search and digital advertising activity and revenue will increase substantially in future quarters due to our three-year portal services contract with AT&T Services, Inc., or AT&T, to provide Managed Portals and Advertising solutions for use by AT&T’s consumers. We entered into the portal services contract with AT&T in May 2016 and we expect to complete deploying our solutions in mid-2017. In addition, we expect a future increase of search activity on smartphones and tablets as we believe our continuing investment in our next-generation Managed Portals and Advertising experiences will allow us to compete more effectively for search activity on smartphones and tablets.

Our Recurring and Fee-Based revenue consists of fees charged for the use of our proprietary technology and for the use of, or access to, services, such as e-mail and messaging, security, Cloud ID, online games, music and other premium services and paid content. During the three months ended March 31, 2017, Recurring and Fee-Based revenue was $13.0 million, flat compared to the same period in 2016, as a $0.4 million increase in Cloud ID licensing revenue was offset by decreases in portal licensing and email revenue.

As we obtain new customers and those new customers introduce our Managed Portals and Advertising solutions to their consumers, we expect usage of our solutions and revenue from those Managed Portals and Advertising solutions to increase over time, as new customers may migrate their consumers from their existing technology to our technology over a period of time. Moreover, a new customer may initially launch a selection of our services and products, rather than our entire suite of offerings and subsequently broaden their service and product offerings over time. When a customer launches a new service or product, marketing and promotional activities may be required to generate awareness and interest among consumers.

Revenue attributable to our customers includes the Recurring and Fee-Based revenue earned directly from them, as well as the Managed Portals and Advertising revenue generated through our relationships with our search and digital advertising partners (such as Google for search advertising and advertising networks, advertising agencies and advertisers for digital advertising). This revenue is attributable to our customers because it is produced from the traffic on our Managed Portals. These search and advertising partners provide us with advertisements that we then deliver with search results and other content on our Managed Portals. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In the three months ended March 31, 2017, search advertising through our relationship with Google generated approximately 11% of our revenue, or $2.8 million (all of which was attributable to our customers). For the three months ended March 31, 2017, Managed Portals and Advertising solutions and other services attributable to one customer accounted for approximately 13% of our revenue, or $3.5 million.

The initiatives described below under “Key Initiatives” are expected to contribute to our ability to maintain and grow revenue and return to profitability via increases in advertising revenue, increases in customers and our consumer reach, and increases in availability of products across more devices. We expect the period in which we experience a return on future investments in each of these initiatives to differ. For example, more direct advertising at higher rates would be expected to have an immediate and direct impact on profitability while expansion into international markets may require an investment that involves a longer term return.

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

Key Business Metric

In addition to the line items in our financial statements, we review the number of Multiplatform Unique Visitors to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. Following the acquisition of the Technorati media solutions platform in February 2016 our Multiplatform Unique Visitors metric includes the number of multiplatform unique visitors through our advertising network. We believe disclosing this metric is useful for investors and analysts to understand the underlying trends in our business. The following table reflects the number of multiplatform unique visitors for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016

Multiplatform Unique Visitors	200,818,239	71,017,363

We define Multiplatform Unique Visitors as consumers who have visited one of our Managed Portals from either mobile or desktop sources at least once, computed on an average monthly basis during a particular time period, plus the number of consumers who have viewed an advertisement through our advertising network, computed on an average monthly basis during a particular time period. As the number of Multiplatform Unique Visitors increases, we expect that we will generate additional revenue from our Managed Portals and Advertising solutions. We rely on comScore to provide this data. comScore estimates this data based on the U.S. portion of the internet activity of its worldwide panel of consumers and its proprietary data collection method.

Components of our Results of Operations

Revenue

We derive our revenue from two categories: revenue generated from search and digital advertising activities and Recurring and Fee-Based revenue, each of which is described below. The following table shows the revenue in each category, both in amount and as a percentage of revenue, for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Revenue:
Search and digital advertising	$13,545	$17,258
Recurring and fee-based	12,995	13,002
Total revenue	$26,540	$30,260
Percentage of Revenue:
Search and digital advertising	51%	57%
Recurring and fee-based	49%	43%
Total revenue	100%	100%

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

•

Digital advertising includes video, image and text advertisements delivered on our Managed Portals. Advertising inventory is filled with advertisements sourced by our direct sales force, independent advertising sales representatives and advertising network partners. Revenue is generated for us when an advertisement displays, otherwise known as an impression, or when consumers view or click an advertisement, otherwise known as an action. Digital advertising revenue is calculated on a cost per impression or cost per action basis. Revenue is recognized based on amounts received from advertising customers as the impressions are delivered or the actions occur, according to contractually-determined rates.

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

Other Income (Expense)

Other income (expense) consists primarily of foreign currency transaction gains and losses, and interest income earned.

Interest Expense

Interest expense consists of interest on bank debt and capital leases.

Provision for Income Taxes

Income tax provision consists of federal and state income taxes in the United States and taxes in certain foreign jurisdictions, as well as any changes to deferred tax assets or liabilities, and deferred tax valuation allowances. Our income tax provision also includes amounts withheld for payment of income taxes upon payment of our invoices by our customers in certain foreign jurisdictions. Those amounts increase the amount of our foreign tax credit which would defray our U.S. tax liability if we were presently a U.S. taxpayer. However, because the deferred income tax assets relating to our federal tax attributes, including our foreign tax credits, are fully reserved, any such foreign tax withholdings are charged to our income tax provision. Such amounts paid may be carried forward to offset future federal income tax liabilities for a period of ten years. Finally, we record a deferred income tax provision to reflect the recognition of deferred tax liabilities relating to goodwill and certain intangible assets that cannot be predicted to reverse for book purposes during our loss carry-forward periods.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2016 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed within this Quarterly Report on Form 10-Q adjusted EBITDA, a non-GAAP financial measure. We define adjusted EBITDA as net income (loss) plus: provision (benefit) for income taxes, interest expense, other (income) expense, depreciation and amortization, asset impairments, stock-based compensation, acquisition costs and certain one-time items. We have provided a reconciliation below of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

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

Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•

although depreciation and amortization and asset impairments are non-cash charges, the assets being depreciated, amortized or impaired may have to be replaced in the future, and adjusted EBITDA does not reflect capital expenditure requirements for such replacements or for new capital expenditure requirements;

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(6,656)	$(1,565)
Provision for income taxes	446	144
Interest expense	87	68
Other income	(6)	(2)
Depreciation and amortization	2,184	2,098
Stock-based compensation	647	737
Adjusted EBITDA	$(3,298)	$1,480

Results of Operations

The following tables set forth our results of operations for the periods presented in amount and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Revenue	$26,540	$30,260
Costs and operating expenses:
Cost of revenue [1]	12,562	12,972
Technology and development 1 2	7,298	5,873
Sales and marketing [2]	6,661	5,650
General and administrative 1 2	3,964	5,022
Depreciation and amortization	2,184	2,098
Total costs and operating expenses	32,669	31,615
Loss from operations	(6,129)	(1,355)
Other income	6	2
Interest expense	(87)	(68)
Loss before income taxes	(6,210)	(1,421)
Income tax provision	446	144
Net loss	$(6,656)	$(1,565)

Notes:

1 Exclusive of depreciation and amortization shown separately

2 Includes stock-based compensation, as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Technology and development	$208	$241
Sales and marketing	168	223
General and administrative	271	273
	$647	$737

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Revenue	100%	100%
Costs and operating expenses:
Cost of revenue [1]	47	43
Technology and development [1]	28	19
Sales and marketing	25	19
General and administrative [1]	15	17
Depreciation and amortization	8	7
Total costs and operating expenses	123	105
Loss from operations	(23)	(5)
Other income	—	—
Interest expense	—	—
Loss before income taxes and equity interest	(23)	(5)
Provision for income taxes	2	—
Net loss	(25)%	(5)%

Note:

1	Exclusive of depreciation and amortization shown separately

Comparison of the three months ended March 31, 2017 and 2016

Revenue

	Three Months Ended
	March 31,
	2017	2016	% Change
	(in thousands)
Revenue:
Search and digital advertising	$13,545	$17,258	(22)
Recurring and fee-based	12,995	13,002	-
Total revenue	$26,540	$30,260	(12)
Percentage of Revenue:
Search and digital advertising	51%	57%
Recurring and fee-based	49%	43%
Total revenue	100%	100%

Three months ended 2017 compared to 2016. Revenue in 2017 decreased by $3.7 million, or 12%, compared to the same period in 2016.  Search and digital advertising revenue decreased by $3.7 million, or 22%. Search revenue decreased by $2.5 million and digital advertising revenue decreased by $1.2 million. The decrease in search revenue was due in part to the continued residual effect of the placement of our Managed Portals on the second tab of the default Windows 8 and 10 internet browsers by our consumer electronics customers. We also believe that a portion of the decrease in search revenue was due to ongoing migration of search activity from personal computers to other devices, such as tablets and smartphones, generally across the consumer base. The decrease in digital advertising revenue was driven by a decline in portal advertising revenue, primarily the result of decreased contractual rates for such advertisements, offset in part by an increase in syndicated advertising revenue.

Recurring and Fee-Based revenue was flat year over year as increases in Cloud ID revenue were offset by decreases in portal fees and email revenue.

Cost of Revenue

	Three Months Ended
	March 31,
	2017	2016	% Change
	(in thousands)
Cost of revenue	$12,562	$12,972	(3)
Percentage of revenue	47%	43%

Three months ended 2017 compared to 2016. Our cost of revenue consists primarily of revenue-sharing costs from search and digital advertising placed on our Managed Portals. Cost of revenue decreased by $0.4 million, or 3% for the three months ended March 31, 2017 as compared to the same period in the prior year. The decrease in cost was due primarily to the decrease in search and digital advertising revenue, offset partially by an increase in syndicated advertising costs. Cost of revenue as a percentage of revenue increased from 43% to 47%, due to an increase in lower-margin syndicated advertising revenue as a percentage of total revenue, offset partially by an increase in higher-margin Recurring and Fee-Based revenue as a percentage of total revenue.

Technology and Development Expenses

	Three Months Ended
	March 31,
	2017	2016	% Change
	(in thousands)
Technology and Development Expenses	$7,298	$5,873	24
Percentage of revenue	28%	19%

Three months ended 2017 compared to 2016. Technology and development expenses consist of both the development of new products and services and the cost of operating multiple data centers domestically and internationally. The increase in 2017 as compared to 2016 was $1.4 million, or 24%, and was principally attributable to incremental personnel and related costs for product development and data center costs incurred in support of the AT&T portal services business, which totaled $1.1 million in the first quarter of 2017.

Sales and Marketing Expenses

	Three Months Ended
	March 31,
	2017	2016	% Change
	(in thousands)
Sales and marketing	$6,661	$5,650	18
Percentage of revenue	25%	19%

Three months ended 2017 compared to 2016. Sales and marketing expenses increased by $1.0 million, or 18%, in the first quarter of 2017 as compared with same period in 2016. The increase was primarily the result of the additional personnel and their related expenses added to support the AT&T portal services business and the additional domestic marketing support personnel and their related expenses resulting from our first quarter 2016 acquisition of assets from Technorati.

General and Administrative Expenses

	Three Months Ended
	March 31,
	2017	2016	% Change
	(in thousands)
General and administrative	$3,964	$5,022	(21)
Percentage of revenue	15%	17%

Three months ended 2017 compared to 2016. General and administrative expenses decreased by $1.0 million, or 21%, in the three months ended March 31, 2017 as compared with the same period in 2016. The decrease was due in part to decreased rent and other facilities costs resulting from space reductions and office moves at a number of our locations, lower bad debt expense, lower administrative office expenses and the non-recurrence of acquisition costs incurred in the first quarter of 2016.

Depreciation and Amortization Expense

	Three Months Ended
	March 31,
	2017	2016	% Change
	(in thousands)
Depreciation and amortization	$2,184	$2,098	4
Percentage of revenue	8%	7%

Three months ended 2017 compared to 2016. The $0.1 million increase in depreciation and amortization for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was due to increased depreciation of capitalized software development costs and the effect of a full quarter of amortization of intangible assets in 2017 in connection with our acquisition of Technorati.

Other Income (Expense)

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Other income	$6	$2

Three months ended 2017 compared to 2016. Other income consists of interest income and foreign currency transaction and measurement gains and losses related to our international operations.

Interest Expense

	Three Months Ended
	March 31,
	2017	2016	% Change
	(in thousands)
Interest expense	$87	$68	28

Three months ended 2017 compared to 2016. Interest expense consists of interest on long-term debt and capital leases and increased in the first quarter of 2017 over 2016 primarily due to the increased interest rate on the Company’s long-term bank borrowings outstanding in both quarters.

Provision for Income Taxes

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Provision for income taxes	$446	$144

Three months ended 2017 compared to 2016. The $0.3 million increase in our income tax provision in the first quarter of 2017 as compared to 2016 is due to the result of applying our estimated annual effective tax rate to the pre-tax loss results in the interim period.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements are for financing working capital, investing in capital expenditures such as computer hardware and software, supporting research and development efforts, introducing new technology, enhancing existing technology, and marketing our services and products to new and existing customers.

In April 2017, we completed an underwritten public offering (the “Offering”) of our common stock in which we sold 5,715,000 shares at a public offering price of $3.50 per share. Subsequently, in May 2017, and as part of the Offering, we completed the sale of 472,846 additional shares of our common stock at the same price upon the exercise of the underwriters’ over-allotment option, for a total of 6,187,486 shares. The Offering resulted in total net proceeds of approximately $20.1 million after deducting underwriters’ discounts and commissions and offering expenses.  The net proceeds will be used for general corporate purposes and additional working capital, and we believe the net proceeds will strengthen our balance sheet and allow us to acquire, or finance on more attractive terms, equipment and make other capital investments necessary to support additional customers and the delivery of additional services to our existing customers. In addition, we may also use a portion of the net proceeds to acquire or invest in businesses, products or technologies that we believe are complementary to our own, as such opportunities may arise.

In September 2013, we entered into a Loan and Security Agreement with Silicon Valley Bank, or the Lender, which was amended most recently in March 2017 (as amended, the “Loan Agreement”). The amendment temporarily modified the terms of the financial covenants with which we must comply on a quarterly basis. The Loan Agreement provides for a $12.0 million secured revolving line of credit with a stated maturity of September 27, 2018. The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of March 31, 2017, we had $5.0 million in outstanding borrowing under the Loan Agreement; subject to the operation of the borrowing formula, an additional $4.6 million was available for draw under the Loan Agreement.

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

Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property. The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance. The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of March 31, 2017, we were in compliance with the covenants and anticipate continuing to be so.

As of March 31, 2017, we had approximately $11.3 million of cash and cash equivalents. We believe that our existing cash and cash equivalents, supplemented by the net proceeds from the Offering, along with cash flows from operations and availability under our revolving credit line, will be sufficient to meet our anticipated working capital, interest payments, capital lease payment obligations, capital expenditure requirements, and payments of contingent acquisition consideration, if any, for at least the next 12 months.

To the extent that existing cash and cash equivalents, cash from operations, cash from short-term borrowings and cash from the exercise of stock options are insufficient to fund our future activities, we may need to raise additional funds through public or private equity offerings or debt financings.

Cash Flows

Statement of Cash Flows Data

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net cash flows (used in) provided by operating activities	$(967)	$3,848
Net cash flows used in investing activities	$(1,515)	$(3,437)
Net cash flows used in financing activities	$(578)	$(376)

Cash (Used in) Provided by Operating Activities

Operating activities used $1.0 million of cash in the three months ended March 31, 2017, as compared with cash provided by operating activities of $3.8 million in the three months ended March 31, 2016. The change in operating cash flow totaled $4.8 million, resulting primarily from the change in our net loss, which increased from $1.6 million in the three months ended March 31, 2016 to $6.7 million in the three months ended March 31, 2017.

In each period, cash flows provided by operating activities results from our net loss, adjusted for non-cash income and expense items and changes in our operating assets and liabilities.

Three Months Ended March 31, 2017. The net loss was $6.6 million, which included non-cash depreciation and amortization expense of $2.2 million and stock-based compensation expense of $0.6 million. Changes in our operating assets and liabilities provided $2.6 million of cash, primarily the result of a $10.2 million decrease in accounts receivable, offset partially by a $3.8 million decrease in accounts payable, a $3.5 million decrease in accrued expenses and other liabilities, and a $0.3 million increase in prepaid expenses and other assets. The decrease in accounts receivable was the result of lower receivables for syndicated advertising at March 31, 2017 as compared with the balance at December 31, 2016, as well as improved days sales outstanding.  The decrease in accounts payable was the result of lower syndicated advertising payables at March 31, 2017 than at December 31, 2016.  The decline in accrued expenses and other liabilities was primarily due to a decrease in accrued compensation costs relating to incentive compensation earned and accrued in 2016 and paid in 2017.

Three Months Ended March 31, 2017.  The net loss was $1.6 million, which included non-cash depreciation and amortization expense of $2.1 million and stock-based compensation expense of $0.7 million. Changes in our operating assets and liabilities provided $2.6 million of cash, primarily the result of a $2.9 million decrease in accounts receivable (without taking into effect accounts receivable acquired in the Technorati acquisition) and a $2.3 million increase in accounts payable (also without taking into effect liabilities assumed in the Technorati acquisition), offset partially by a $1.0 million increase in prepaid expenses and other assets and a $1.8 million decrease in accrued expenses and other liabilities. The decrease in accrued expenses and other liabilities was primarily due to a decrease in accrued compensation costs relating to incentive compensation earned and accrued in 2015 and paid in 2016. The increase in prepaid expenses and other assets was primarily due to an increase in prepayments to vendors for components of our cost of revenue.

Cash Used in Investing Activities

Cash used in investing activities totaled $1.5 million in the three months ended March 31, 2017, as compared to $3.4 million in the comparable 2016 period. We paid $1.5 million in the first quarter of 2017 for the purchase of property and equipment, primarily for the investment in the development of software. In the first quarter of 2016, we paid $2.5 million for the acquisition of assets from Technorati and $0.9 million for the purchase of property and equipment, primarily for the investment in the development of software.

Cash Used in Financing Activities

For the three months ended March 31, 2017, cash flows used in financing activities were $0.6 million, consisting of a deferred acquisition payment of $0.6 million and repayments on capital lease obligations totaling $0.3 million, offset by proceeds from the exercise of common stock options of $0.3 million.  For the three months ended March 31, 2016, net cash used in financing activities amounted to $0.4 million, consisting primarily of repayments of obligations under capital leases.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These primarily include interest rate, inflation, and foreign currency exchange risk.

Interest Rate Risk

Our cash and cash equivalents primarily consist of cash and money market funds. Our exposure to market risk for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.

We have bank debt with an outstanding balance of $5.0 million at December 31, 2016, which bears interest at a variable annual rate, at our election, based on either the “prime rate” as published in The Wall Street Journal or LIBOR for the relevant period. If our liquidity coverage ratio (the ratio of cash plus eligible accounts receivable to bank borrowings under the related loan agreement) exceeds 2.75 to 1, LIBOR-based advances bear interest at LIBOR plus 3.5% and prime rate advances bear interest at the prime rate plus 1.0%.  If our liquidity coverage ratio falls below 2.75 to 1, LIBOR-based advances bear interest at LIBOR plus 4.0% and prime rate advances bear interest at the prime rate plus 1.5%. This arrangement subjects us to interest rate risk. A 10% increase or decrease in these interest rates would not have a significant impact on our interest expense. Although not significant, we are currently evaluating actions we may take to mitigate this exposure. Refer to Note 5,  Long-Term Debt , of the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information about our outstanding debt.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Foreign Currency Exchange Risks

We are also subject to foreign currency exchange risk relating to our operations in Canada, Europe, India, Japan and Singapore. Our expenses at these locations are denominated in the local currencies and our results of operations are influenced by changes in the exchange rates between the U.S. Dollar and these local currencies, principally the Canadian Dollar, Euro, British Pound Sterling, Yen, Rupee and Singapore Dollar. In addition, certain of our accounts receivable are denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound Sterling, and Japanese Yen. A 10% increase or decrease in the applicable currency exchange rates could result in an increase or decrease in our currency exchange (loss) gain of approximately $0.2 million, calculated based on our foreign currency denominated accounts receivable as of March 31, 2017.

During the first quarter of 2017, we did not enter into any foreign currency hedge contracts, but we may enter into such contracts in the future to minimize the foreign currency exchange risk with respect to significant foreign currency denominated accounts receivable balances.

We continue to evaluate our various foreign currency exchange rate exposures and may take additional steps to mitigate these exposures.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we have diversified our product portfolio and our customer base, we continue to derive a substantial portion of our revenue from a small number of Managed Portal customers. Revenue attributable to these customers includes the Recurring and Fee-Based revenue earned directly from them, as well as the search and digital advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our Managed Portals. For the year ended December 31, 2016, revenue attributable to one customer accounted for approximately 16% of our revenue, or $20.8 million, and no other customer accounted for 10% or more of our revenue for that period.  For the three months ended March 31, 2017, revenue attributable to one customer accounted for approximately 13% of our revenue, or $3.5 million.

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

We rely on traffic on our Managed Portals to generate search and digital advertising revenue, a substantial portion of which is derived from text-based links to advertisers’ websites as a result of internet searches. We have a revenue-sharing relationship with Google under which we include a Google-branded search tool on our Managed Portals. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 12%, 28%, and 42% of our revenue in 2016, 2015, and 2014 or $15.9 million, $31.2 million, and $45.4 million, respectively, and approximately 11% of our revenue in the three months ended March 31, 2017, or $2.9 million.  Our agreement with Google expires in February 2018 unless we and Google mutually elect to renew it. Additionally, Google may terminate our agreement if we experience a change in control, if we enter into an agreement providing for a change in control, if we do not maintain certain search and digital advertising revenue levels or if we fail to conform to Google’s search policies and advertising policies. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of internet traffic. Any changes in these methodologies, metrics and advertising technology platforms could decrease the advertising rates that we receive and/or the amount of revenue that we generate from digital advertisements. If advertisers were to discontinue their advertising via internet searches, if Google’s revenue from search-based advertising were to decrease, if Google’s share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be materially and adversely affected. Moreover, consumers’ increased use of search tools other than the Google-branded search tool we provide would have similar effects.

We have a history of significant pre-tax net losses and may not be profitable in future periods, which would limit our ability to use our net operating loss carryforwards.

We have reported pre-tax net income in only three years, 2009, 2011 and 2012, in amounts of $0.3 million, $3.9 million, and $5.6 million, respectively.  In all other years, we have incurred losses, and at December 31, 2016 our cumulative net operating loss carryforward totals approximately $20 million, including a pre-tax net loss of $6.2 million in the first quarter of 2017. We have previously taken cost saving measures, including a reduction in workforce carried out in September 2014. However, our expenses may increase in future periods as we implement initiatives designed to grow our business including, among other things, the start-up and product development expenses we continue to incur in connection with providing Managed Portals and Advertising solutions to AT&T, acquisitions of complementary businesses (such as our acquisition of the Zimbra assets and our acquisition of certain assets from Technorati), the development and marketing of new services and products, licensing of content, expansion of our infrastructure and international expansion. If our revenue does not sufficiently increase to offset these expected increases in operating expenses, we may incur significant losses and may not be profitable. We may not be able to return to or maintain profitability in the future. Any failure to achieve or maintain profitability may materially and adversely affect our business, financial condition, results of operations and impact our ability to utilize our net operating loss carryforwards. As a result of our pre-tax cumulative losses, we have established a full valuation allowance against our deferred income tax asset, which includes our net operating loss carryforwards.

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

Our revenue from high-speed internet service and communications providers, including our search and digital advertising revenue generated by online consumer traffic on our Managed Portals and our revenue from our Email/Collaboration offerings, accounted for approximately 63% in 2016, approximately 82% in 2015, approximately 85% in 2014, and approximately 65% in the three months ended March 31, 2017. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated revenue. Under our agreements with some of our customers, including CenturyLink, they have the right to terminate the agreement if we are acquired by one of their competitors.

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

Our future growth and profitability will depend in large part on the effectiveness and efficiency of our efforts to provide a compelling consumer experience that increases consumer engagement with our Managed Portals. We have made and will continue to make substantial investments in features and functionality for our technology that are designed to drive consumer engagement. As of March 31, 2017, we have invested in excess of $10 million in the aggregate in start-up expenses, development expenses and capital expenditures relating to our contract with AT&T, and we expect to continue to invest in features and functionality in connection with obtaining new customers.

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

Certain of our agreements with Managed Portals and Advertising customers and content providers require us to make fixed payments to them. As of March 31, 2017, the aggregate amount of such fixed payments for the remaining nine months of 2017 total approximately $0.6 million. We are required to make these fixed payments regardless of the achievement of any revenue objectives or subscriber or usage levels. If we do not achieve our financial objectives, these contractual commitments would constitute a greater percentage of our revenue than originally anticipated and would adversely affect our profitability.

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

The provision of our services and products depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our service. Such interruptions could harm our business, financial condition and results of operations, and our reputation could be damaged if people believe our systems are unreliable. Our systems are vulnerable to damage or interruption from snow storms, terrorist attacks, floods, fires, power loss, telecommunications failures, security breaches, computer malware, computer hacking attacks, computer viruses, computer denial of service attacks or other attempts to, or events that, harm our systems. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism and to potential disruptions if the operators of the facilities have financial difficulties. Although we maintain insurance to cover a variety of risks, the scope and amount of our insurance coverage may not be sufficient to cover our losses resulting from system failures or other disruptions to our online operations. For example, the limit on our business interruption insurance is approximately $20 million for cyber loss (and $38 million for physical loss). Any system failure or disruption and any resulting losses that are not recoverable under our insurance policies may materially harm our business, financial condition and results of operations. To date, we have never experienced any material losses.

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

The operation of our business and our growth strategy may require significant additional capital, especially if we were to accelerate our expansion and acquisition plans. For example, we invested approximately $8.2 million in 2016 in preparing to support AT&T as a customer, and an additional $2.4 million in 2017 in support of that goal.  If the cash generated from operations and otherwise available to us is not sufficient to meet our capital requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We may not be able to raise needed capital on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may cause our existing stockholders to suffer substantial dilution. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. As with our credit facility with Silicon Valley Bank, any debt financing obtained by us in the future could contain financial or other covenants that may potentially restrict our operations, and if we do not effectively manage our business to comply with those covenants, our business, financial condition and results of operations could be adversely affected.

While we successfully raised approximately $20.1 million in an underwritten public offering of 6,187,426 shares of our common stock subsequent to March 31, 2017, the net proceeds of that offering may not be sufficient to meet our objectives, including funding our growth plans and potential acquisitions as they may arise.

In addition, while we are in compliance at March 31, 2017 with the financial covenants contained in our credit facility with Silicon Valley Bank, our future financial performance may potentially cause us to become not in compliance with those covenants, possibly restricting our ability to continue to borrow under our credit facility.

If new or existing sources of financing are required but are insufficient or unavailable, we could be required to delay, abandon or otherwise modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.

Our business depends, in part, on our ability to protect and enforce our intellectual property rights.

The protection of our intellectual property is critical to our success. We rely on copyright and service mark enforcement, contractual restrictions and trade secret laws to protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with certain parties with whom we conduct business to limit access to and disclosure and distribution of our proprietary information. Additionally, we have applied for patents to protect certain of our intellectual property. We have registered several marks and filed many other trademark applications in the United States. We have not applied for copyright protection in any jurisdiction including in the United States. However, if we are unable to adequately protect our intellectual property, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization, and our business may suffer from the piracy of our technology and the associated loss in revenue.

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

We have derived and expect to continue to derive a substantial portion of our revenue from digital advertising, including advertising on our Managed Portals. Such advertising accounted for approximately 46%, 43%, and 36% of our revenue for the years ended December 31, 2016, 2015, and 2014, respectively, and approximately 40% of our revenue for the three months ended March 31, 2017. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires our management to evaluate and report on our internal control over financial reporting. Our Annual Report on Form 10-K contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. In addition, we expect that our independent registered public accounting firm will likely be required to formally attest to the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2017. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are designed or operating.

While we have determined that our internal control over financial reporting was effective as of December 31, 2016, as indicated in our Management Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end, or if our independent registered public accounting firm, when required, is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

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

As of March 31, 2017, we had substantial federal and state net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “five-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. For these purposes, a five-percent stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding stock. In addition, persons who own less than 5% of the outstanding stock are grouped together as one or more “public groups,” which are also treated as five-percent stockholders. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset United States federal and state taxable income and taxes may be subject to limitations.

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

We have derived and expect to continue to derive a substantial majority of our revenue from search and digital advertising, including advertising on our Managed Portals. Such search and digital advertising revenue accounted for approximately 59%, 71% and 79% of our revenue for the years ended December 31, 2016, 2015 and 2014, or $74.9 million, $78.3 million, and $83.9 million respectively, and approximately 51% for the three months ended March 31, 2017, or $13.5 million. However, the prospects for continued demand and market acceptance for internet advertising are uncertain. If advertisers do not continue to increase their usage of the internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the internet. As the internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for internet advertising. Many historical predictions by industry analysts and others concerning the growth of the internet as a commercial medium have overstated the growth of the internet and you should not rely upon them. This growth may not occur or may occur more slowly than estimated.

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

Our directors and executive officers and their respective affiliates, beneficially own or directly or indirectly control (including by voting proxy), as of May 9, 2017, approximately 18% of our outstanding common stock (including exercisable options). Additionally, shares held by TZ Holdings as of May 9, 2017, representing approximately 8% of our outstanding common stock, are subject to a voting agreement pursuant to which all shares held by TZ Holdings shall be voted in the manner recommended by our Board of Directors. As a result, these stockholders, if they were to act together, would have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they act together, would have the ability to influence significantly the management and affairs of our company. Accordingly, this concentration of ownership might harm the trading price of our common stock by:

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

Finally, on July 14, 2014 we implemented a stockholder rights plan, also called a poison pill, which may have the effect of discouraging or preventing a change of control of us by, among other things, making it uneconomical for a third-party to acquire us on a hostile basis.  We expect that this plan will expire on July 14, 2017 in accordance with its terms.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on May 8, 2017, our trading price has ranged from $1.03 to $18.00. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to the various factors set forth in this “Risk Factors” section, as well as:

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

SYNACOR, INC.
(Registrant)

Date: May 15, 2017	By:	/s/ Himesh Bhise
Himesh Bhise
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2017	By:	/s/ William J. Stuart
William J. Stuart
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1†	Amendment Number Eight to Google Services Agreement between Google Inc. and Synacor, Inc. effective as of January 1, 2017.

10.2†	Third Amendment to Portal and Advertising Services Agreement between Synacor, Inc. and AT&T Services, Inc. effective as of March 10, 2017.

10.3†	Second Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. effective as of June 1, 2017.

10.4	Consent and Sixth Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated March 30, 2017.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

†  Confidential treatment has been requested for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.