Form 10-K/A
period 2016-12-31
Synacor, Inc.
filed 2017-06-05
CIK 1408278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☐ (Do not check if a smaller reporting company)

Smaller reporting company☒

Emerging growth company☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) f the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

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

Explanatory Note

Synacor, Inc. (“Synacor”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Original Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2017, in response to comments from the SEC regarding a confidential treatment request made by Synacor with respect to Exhibit 10.16.3 to the Original Form 10-K, in order to re-file the agreement contained in Exhibit 10.16.3 and re-instate certain information previously redacted from such Exhibit.

Except as described above, no other changes have been made to the Original Form 10-K.  This Amendment does not reflect events occurring after the date of the Original Form 10-K in any way other than as required to reflect the amendments discussed above.  Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and Synacor’s other filings with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNACOR, INC.

/s/ William J. Stuart
William J. Stuart
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 5, 2017

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

2.1§	Asset Purchase Agreement dated February 19, 2016 by and among Synacor, Inc.; Technorati, Inc.; and Shareholder Representative Services LLC, solely in its capacity as the representative of Technorati and Technorati’s securityholders					(1)

3.1	Fifth Amended and Restated Certificate of Incorporation	S-1/A	333-178049	1/30/2012	3.2

3.2	Amended and Restated Bylaws	S-1/A	333-178049	1/30/2012	3.4

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock	8-K	001-33843	7/15/2014	3.1

4.1	Rights Agreement between Synacor, Inc. and American Stock Transfer & Trust Company, LLC dated July 14, 2014	8-K	001-33843	7/15/2014	4.1

4.2	First Amendment to Rights Agreement dated August 18, 2015 between Synacor, Inc. and American Stock Transfer & Trust Company, LLC as rights agent	8-K	001-33843	8/18/2015	4.1

10.1	Form of Indemnification Agreement between Synacor, Inc. and each of its directors and executive officers and certain key employees	S-1	333-178049	11/18/2011	10.1

10.2.1*	2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.1

10.2.2*	Amendment No. 1 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.2

10.2.3*	Amendment No. 2 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.3

10.2.4*	Amendment No. 3 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.4

10.2.5*	Amendment No. 4 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.5

10.2.6*	Amendment No. 5 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.6

10.2.7*	Amendment No. 6 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.7

10.2.8*	Amendment No. 7 to 2006 Stock Plan	S-1/A	333-178049	1/18/2012	10.3.8

10.2.9*	Form of Stock Option Agreement under 2006 Stock Plan with Jordan Levy	S-1/A	333-178049	1/30/2012	10.3.9

10.2.10*	Form of Stock Option Agreement with George G. Chamoun under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.12

10.2.11*	Form of Director Stock Option Agreement under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.14

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number
10.2.12*	Form of Director Stock Option Agreement under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.15

10.2.13*	Form of Stock Option Agreement with Himesh Bhise under 2006 Stock Plan					(1)

10.3.1*	2012 Equity Incentive Plan	S-1/A	333-178049	1/18/2012	10.4

10.3.2*	Form of Stock Option Agreement under 2012 Equity Incentive Plan	S-1/A	333-178049	1/30/2012	10.4.2

10.3.3*	Form of Stock Unit Agreement under 2012 Equity Incentive Plan	S-1/A	333-178049	1/30/2012	10.4.3

10.3.4*	Form of Early Exercise Stock Option Agreement under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.5

10.3.5*	Form of Stock Option Agreement with George G. Chamoun under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.6

10.3.6*	Form of Stock Option Agreement with William J. Stuart under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.7	(1)

10.3.7*	Form of Stock Option Agreement with Himesh Bhise under 2012 Equity Incentive Plan					(1)

10.4.1*	Employment and Noncompetition Agreement dated December 22, 2000 between George G. Chamoun and CKMP, Inc.	S-1	333-178049	11/18/2011	10.7.1

10.4.2*	Severance Agreement with George G. Chamoun	S-1/A	333-178049	12/23/2011	10.7.2

10.4.3*	Letter Agreement dated March 26, 2014 with George G. Chamoun	10-K	001-33843	3/26/2014	10.7.3

10.4.4*	Amendment to Severance Agreement dated March 26, 2014 with George G. Chamoun	10-K	001-33843	3/26/2014	10.7.4

10.5.1*	Letter Agreement dated August 3, 2011 with William J. Stuart	S-1	333-178049	11/18/2011	10.8

10.5.2*	Severance Agreement with William J. Stuart	10-K	001-33843	3/26/2014	10.8.2

10.5.3*	Letter Agreement dated August 26, 2013 with William J. Stuart	10-K	001-33843	3/26/2014	10.8.3

10.6.1†	Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated January 1, 2012	10-Q	001-33843	11/14/2012	10.1.1

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number
10.6.2†	Amendment #1 to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated July 1, 2012	10-Q	001-33843	11/14/2012	10.1.2

10.6.3†	Amendment #2 to Master Services Agreement between Qwest Corporation and Synacor, Inc. dated August 23, 2012	10-Q	001-33843	11/14/2012	10.1.3

10.6.4†	Amendment #3 to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated December 7, 2012	10-Q	001-33843	5/15/2014	10.2.1

10.6.5†	Fifth Amendment to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated January 29, 2013	10-Q	001-33843	5/15/2014	10.2.2

10.6.6†	Sixth Amendment to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated November 1, 2013	10-Q	001-33843	5/15/2014	10.2.3

10.6.7	Seventh Amendment to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated October 12, 2014	10-K/A	001-33843	3/13/2015	10.10.7

10.6.8†	Eighth Amendment to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated December 18, 2015	10-K	001-33843	3/22/2016	10.7.8

10.6.9#	Ninth Amendment to Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated December 30, 2016					(1)

10.7*	2007 Management Cash Incentive Plan	10-Q	001-33843	5/15/2012	10.1

10.8.1†	Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated July 1, 2010	S-1/A	333-178049	2/1/2012	10.12

10.8.2†	Amendment #1 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated December 1, 2011	10-Q	001-33843	11/14/2013	10.2.1

10.8.3†	Amendment #2 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 4, 2013	10-Q	001-33843	11/14/2013	10.2.2

10.8.4†	Amendment #3 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 4, 2013	10-Q	001-33843	11/14/2013	10.2.3

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

10.8.5	Amendment #4 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 4, 2013	10-Q	001-33843	11/14/2013	10.2.4

10.8.6†	Statement of Work #1 governed by Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 24, 2013	10-Q	001-33843	11/14/2013	10.2.5

10.8.7	Amendment #5 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated September 25, 2014	10-Q	001-33843	11/14/2014	10.2

10.8.8†	Amendment #6 to Master Services and Linking Agreement between Toshiba America Information System, Inc. and Synacor, Inc. dated August 5, 2014	10-K/A	001-33843	3/13/2015	10.12.8

10.8.9†	Marketing Services Statement of Work governed by Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc. dated December 22, 2014	10-K/A	001-33843	3/13/2015	10.12.9

10.8.10†	Amendment #7 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc. and Synacor, Inc., effective September 15, 2015	10-Q	001-33843	11/17/2015	10.2

10.8.11	Amendment #8 to Master Services and Linking Agreement between Toshiba America Information Systems, Inc., and Synacor, Inc. effective April 1, 2016	10-Q	001-33843	8/15/2016	10.3

10.9.1†	Google Services Agreement between Google Inc. and Synacor, Inc. dated March 1, 2011	S-1/A	333-178049	2/1/2012	10.13.1

10.9.2†	Amendment Number One to Google Services Agreement between Google Inc. and Synacor, Inc. dated July 1, 2011	S-1/A	333-178049	12/29/2011	10.13.2

10.9.3†	Amendment Number Two to Google Services Agreement between Google Inc. and Synacor, Inc. dated May 1, 2012	10-Q	001-33843	8/13/2013	10.1.1

10.9.4†	Amendment Number Three to Google Services Agreement between Google Inc. and Synacor, Inc. dated May 1, 2013	10-Q	001-33843	8/13/2013	10.1.2

10.9.5†	Amendment Number Four to Google Services Agreement between Google Inc. and Synacor, Inc. dated March 1, 2014	10-Q	001-33843	5/15/2014	10.1

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

10.9.6†	Amendment Number Five to Google Services Agreement between Google Inc. and Synacor, Inc. dated August 1, 2014	10-K/A	001-33843	3/13/2015	10.13.6

10.9.7†	Amendment Number Six to Google Services Agreement between Google Inc. and Synacor, Inc. dated January 1, 2015	10-Q	001-33843	5/14/2015	10.1

10.9.8†	Amendment Number Seven to Google Services Agreement between Google Inc. and Synacor, Inc. dated March 1, 2016	10-Q	001-33843	5/16/2016	10.3

10.9.9	Extension Notice Letter from Google Inc. dated December 16, 2016					(1)

10.10.1	Sublease dated March 3, 2006 between Ludlow Technical Products Corporation and Synacor, Inc.	S-1	333-178049	11/18/2011	10.14.1

10.10.2	First Amendment to Sublease dated September 25, 2006	S-1	333-178049	11/18/2011	10.14.2

10.10.3	Second Amendment to Sublease dated February 27, 2007	S-1	333-178049	11/18/2011	10.14.3

10.10.4	Third Amendment to Sublease dated June 30, 2010	10-K	001-33843	3/22/2016	10.11.4

10.10.5	Fourth Amendment to Sublease dated May 21, 2013	10-K	001-33843	3/22/2016	10.11.5

10.10.6	Fifth Amendment to Sublease dated July 10, 2013	10-K	001-33843	3/22/2016	10.11.6

10.10.7	Sixth Amendment to Sublease dated February 8, 2016	10-K	001-33843	3/22/2016	10.11.7

10.11.1*	Letter Agreement dated March 1, 2008 with Jordan Levy	S-1/A	333-178049	1/30/2012	10.15.1

10.11.2*	Letter Agreement dated June 23, 2009 with Jordan Levy	S-1/A	333-178049	1/30/2012	10.15.2

10.11.3*	Letter Agreement dated March 1, 2008 with George G. Chamoun	S-1/A	333-178049	1/30/2012	10.15.5

10.11.4*	Letter Agreement dated June 23, 2009 with George G. Chamoun	S-1/A	333-178049	1/30/2012	10.15.6

10.12*	Form of Common Stock Repurchase Agreement	S-1/A	333-178049	1/30/2012	10.16

10.13.1*	Special Purpose Recruitment Plan	Schedule 14A	001-33843	4/5/2013	App. A

10.13.2*	Form of Stock Option Agreement (Early Exercise) under Special Purpose Recruitment Plan	10-Q	001-33843	8/13/2013	10.5

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number
10.14.1	Loan and Security Agreement between Silicon Valley Bank and Synacor, Inc. dated September 27, 2013	10-Q	001-33843	11/14/2013	10.1

10.14.2	First Amendment to the Loan and Security Agreement between Silicon Valley Bank and Synacor, Inc. dated October 28, 2014	10-K	001-33843	3/12/2015	10.20.2

10.14.3	Joinder to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., and NTV Internet Holdings, LLC dated April 13, 2015	10-K	001-33843	3/22/2016	10.16.3

10.14.4	Second Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated September 25, 2015	10-Q	001-33843	11/17/2015	10.3

10.14.5	Joinder to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated September 25, 2015	10-K	001-33843	3/22/2016	10.16.5

10.14.6	Third Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated October 28, 2015	10-K	001-33843	3/22/2016	10.16.6

10.14.7	Consent and Fourth Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated February 25, 2016	10-Q	001-33843	5/16/2016	10.2

10.14.8	Consent and Fifth Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated November 8, 2016	10-Q	001-33843	11/14/2016	10.2

10.15.1*	Employment Letter Agreement with Himesh Bhise dated August 4, 2014	10-Q	001-33843	11/14/2014	10.1.1

10.15.2*	Stock Option Agreement with Himesh Bhise granted on August 4, 2014	10-Q	001-33843	11/14/2014	10.1.2

10.16.1†	Portal and Advertising Services Agreement between Synacor, Inc. and AT&T Services, Inc. made as of April 1, 2016	10-Q	001-33843	8/15/2016	10.1

10.16.2†	First Amendment to Portal and Advertising Services Agreement between Synacor, Inc. and AT&T Services, Inc. effective as of May 4, 2016.	10-Q	001-33843	8/15/2016	10.2

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number
10.16.3#	Second Amendment to Portal and Advertising Services Agreement between Synacor, Inc. and AT&T Services, Inc. effective as of December 7, 2016.					(2)

21.1	List of subsidiaries					(1)

23.1	Consent of Deloitte & Touche LLP					(1)

24.1	Power of Attorney (contained in the signature page of this Annual Report on Form 10-K)					(1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					(2)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					(2)

32.1‡	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document					(1)

101.SCH	XBRL Taxonomy Extension Schema					(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase					(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase					(1)

_____________

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

(1)	Filed as a part of the Original Form 10-K.
(2)	Filed as a part of this Amendment.