Form 10-Q
period 2017-06-30
Synacor, Inc.
filed 2017-08-14
CIK 1408278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 9, 2017, there were 38,668,410 shares of the registrant’s common stock outstanding.

SYNACOR, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SYNACOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
AS OF JUNE 30, 2017 AND DECEMBER 31, 2016
(In thousands except for share and per share data)

	June 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,983	$14,315
Accounts receivable, net of allowance of $160 and $263, respectively	17,775	27,386
Prepaid expenses and other current assets	5,018	4,862
Total current assets	45,776	46,563
PROPERTY AND EQUIPMENT, net	18,338	14,406
GOODWILL	15,949	15,943
INTANGIBLE ASSETS, net	13,766	14,837
OTHER LONG-TERM ASSETS	1,616	1,650
Total assets	$95,445	$93,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,960	$18,769
Accrued expenses and other current liabilities	7,080	11,684
Current portion of deferred revenue	12,350	12,149
Current portion of capital lease obligations	1,892	982
Total current liabilities	37,282	43,584
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	2,897	1,014
DEFERRED REVENUE	2,952	3,917
LONG-TERM DEBT	—	5,000
OTHER LONG-TERM LIABILITIES	429	235
Total liabilities	43,560	53,750
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock – par value $0.01 per share; authorized 10,000,000 shares; none issued	—	—
Common stock – par value $0.01 per share; authorized 100,000,000 shares; 39,105,032 shares issued and 38,330,895 shares outstanding at June 30, 2017 and 31,626,635 shares issued and 30,881,148 shares outstanding at December 31, 2016	391	316
Treasury stock – at cost, 774,137 shares at June 30, 2017 and 745,487 shares at December 31, 2016	(1,664)	(1,547)
Additional paid-in capital	139,913	117,747
Accumulated deficit	(86,782)	(76,850)
Accumulated other comprehensive income (loss)	27	(17)
Total stockholders’ equity	51,885	39,649
Total liabilities and stockholders’ equity	$95,445	$93,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(In thousands except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

REVENUE	$31,216	$30,476	$57,756	$60,736
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14,462	13,516	27,024	26,488
Technology and development (exclusive of depreciation and amortization shown separately below)	6,904	6,591	14,202	12,464
Sales and marketing	6,185	5,620	12,846	11,270
General and administrative (exclusive of depreciation and amortization shown separately below)	4,361	5,134	8,325	10,156
Depreciation and amortization	2,224	2,270	4,408	4,368
Total costs and operating expenses	34,136	33,131	66,805	64,746
LOSS FROM OPERATIONS	(2,920)	(2,655)	(9,049)	(4,010)
OTHER INCOME	67	242	73	244
INTEREST EXPENSE	(114)	(84)	(201)	(152)
LOSS BEFORE INCOME TAXES	(2,967)	(2,497)	(9,177)	(3,918)
INCOME TAX PROVISION	309	260	755	404
NET LOSS	$(3,276)	$(2,757)	$(9,932)	$(4,322)
NET LOSS PER SHARE:
Basic	$(0.09)	$(0.09)	$(0.29)	$(0.14)
Diluted	$(0.09)	$(0.09)	$(0.29)	$(0.14)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE:
Basic	37,284,973	30,070,759	34,228,367	30,031,286
Diluted	37,284,973	30,070,759	34,228,367	30,031,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(3,276)	$(2,757)	$(9,932)	$(4,322)
Other comprehensive income:
Changes in foreign currency translation adjustment	(1)	(187)	44	(131)
Comprehensive loss	$(3,277)	$(2,944)	$(9,888)	$(4,453)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(In thousands)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,932)	$(4,322)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,408	4,368
Capitalized software impairment	256	—
Stock-based compensation expense	1,323	1,424
Provision for deferred income taxes	219	—
Increase in estimated value of contingent consideration	107	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	9,611	6,254
Prepaid expenses and other assets	(136)	(1,866)
Accounts payable	(3,132)	850
Accrued expenses and other liabilities	(3,436)	(15)
Deferred revenue	(764)	(1,031)
Net cash (used in) provided by operating activities	(1,476)	5,662
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition	—	(2,500)
Purchases of property and equipment	(3,576)	(2,004)
Net cash used in investing activities	(3,576)	(4,504)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from offering of common stock, net of underwriting costs	20,258	—
Payments of public offering issuance costs	(212)	—
Repayments of long-term debt	(5,000)	—
Repayments on capital lease obligations	(701)	(838)
Proceeds from exercise of common stock options	786	336
Treasury stock shares received to satisfy minimum withholding liabilities	(117)	(66)
Deferred acquisition payment	(1,300)	—
Net cash provided by (used in) financing activities	13,714	(568)
Effect of exchange rate changes on cash and cash equivalents	6	8
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,668	598
Cash and cash equivalents, beginning of period	14,315	15,697
Cash and cash equivalents, end of period	$22,983	$16,295
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$109	$132
Cash paid for income taxes	$394	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Liability for estimated additional acquisition consideration	$—	$567
Property, equipment and service center contracts financed under capital lease	$3,488	$673
Accrued property and equipment expenditures	$550	$39
Stock-based compensation capitalized to property and equipment	$86	$101

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016, AND

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

Concentrations of Risk —

As of June 30, 2017 and December 31, 2016, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable as follows:

	Accounts Receivable
	June 30, 2017	December 31, 2016
Google search	12%	*
Google advertising affiliate	15%	*
* - Less than 10%

For the three and six months ended June 30, 2017 and 2016, the Company had concentrations equal to or exceeding 10% of the Company’s revenue as follows:

	Revenue
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Google search	16%	14%	14%	15%
Google advertising affiliate	21%	*	17%	*
* - Less than 10%

For the three and six months ended June 30, 2017 and 2016, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue:

	Cost of Revenue
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Customer A	13%	26%	16%	28%
Customer B	18%	*	10%	*
Customer C	*	14%	*	12%
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

The Company is currently in the process of assessing the financial impact of adopting these ASUs and the methods of adoption. The Company currently recognizes subscription license revenue from its Email/Collaboration contracts, which is included within recurring and fee-based revenue, over the life of the contracts (which are typically six months or longer). The Company has tentatively concluded that it is likely that this new guidance will require it to recognize a portion of the revenue from those contracts upon delivery, at the inception of the contracts, which would have the effect of accelerating recognition of revenue on such contracts, and may have a material impact on the Company’s consolidated financial statements. The standard will be effective for the Company beginning January 1, 2018. The Company will adopt the standard as of its effective date of January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company expects to use the latter method.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which amends lease accounting by lessors and lessees. This new standard will require, among other things, that lessees recognize a right-to-use asset and related lease liability for all significant financing and operating leases, and specifies where in the statement of cash flows the related lease payments are to be presented. The standard is effective for years beginning after December 15, 2018, including interim periods within those years (beginning in calendar year 2019 for the Company), and early adoption is permitted. Adoption of ASU 2016-02 is required to be applied on a modified retrospective basis. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements, but currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon the adoption of ASU 2016-02, which will increase the total assets and total liabilities that it reports as compared to reported prior to adoption. The Company expects to adopt the standard as of January 1, 2019.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which provides guidance related to cash flows presentation and is effective for annual reporting periods beginning after December 15, 2017, subject to early adoption, which is permitted using a retrospective transition approach. ASU 2016-15 is intended to standardize the classification of certain cash receipts and cash payments in the Statement of Cash Flows, and is effective for the Company in its first quarter of fiscal 2018. The Company expects that it will adopt ASU 2016-15 in the first quarter of fiscal 2018 and is currently evaluating the impact of the pending adoption on its consolidated financial statements.

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

2.	Stock Offering

In April 2017, the Company completed an underwritten public offering (the “Offering”) of its common stock in which it sold 5,715,000 shares at a price of $3.50 per share.  Subsequently, in May 2017, and as part of the Offering, the Company completed the sale of 472,846 additional shares of its common stock at the same price upon the exercise of the underwriters’ over-allotment option, for a total of 6,187,846 shares.  The Offering resulted in total net proceeds of $20.0 million, after deducting underwriting discounts and commissions totaling $1.4 million and other offering expenses totaling $0.2 million.

3.	Acquisitions

In August 2015, the Company and Zimbra, Inc. (now known as “TZ Holdings”) entered into an agreement under which the Company acquired certain assets relating to TZ Holdings’ email/collaboration products and services business, including certain of its wholly-owned foreign subsidiaries, for cash consideration of $17.3 million, 2.4 million shares of common stock and warrants to purchase 480,000 shares of common stock (collectively valued at $3.2 million). The Company held back an additional 600,000 shares of common stock and warrants to purchase an additional 120,000 shares of common stock (collectively valued at $0.8 million) to secure TZ Holdings’ indemnification obligations including pending claims.  The held back common shares and warrants were released to TZ holdings in March 2017.  The warrants expire on September 14, 2018.

Additionally, TZ Holdings was eligible to receive cash consideration of up to $2.0 million (the “Earn-Out Consideration”) upon the satisfaction of certain business performance milestones following the closing of the transaction, subject to and contingent upon any reduction to satisfy indemnification claims including pending claims. The acquisition date fair value of this contingent consideration was estimated to be $1.6 million. The Company paid $0.9 million of the earn-out consideration to TZ Holdings in November 2016, and the final payment of $0.7 million was made in May 2017.

In connection with the Company’s February 2016 acquisition of Technorati, the Company withheld $0.5 million of the purchase price to secure Technorati’s indemnification obligations under the Asset Purchase Agreement, and the Company owed approximately $0.1 million in post-closing working capital adjustments. These amounts were paid in March 2017.

4.	Goodwill and Other Intangible Assets

The change in goodwill is as follows for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Balance – beginning of period	$15,943	$15,187
Acquisition of Technorati	—	751
Effect of foreign currency translation	6	11
Balance – end of period	$15,949	$15,949

Intangible assets consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Customer and publisher relationships	$14,780	$14,780
Technology	2,330	2,330
Trademark	300	300
	17,410	17,410
Less accumulated amortization	(3,644)	(2,573)
Intangible assets, net	$13,766	$14,837

Amortization of intangible assets totaled $0.6 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively, and $1.1 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively.

5.	Property and Equipment – Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Computer equipment (1)	$26,751	$23,438
Computer software	17,476	15,198
Furniture and fixtures	2,469	2,062
Leasehold improvements	1,381	1,463
Work in process (primarily software development costs)	5,827	4,572
Other	254	249
	54,158	46,982
Less accumulated depreciation (2)	(35,820)	(32,576)
Property and equipment, net	$18,338	$14,406

Notes:

(1)	Includes equipment and software held under capital leases of $8.7 million and $5.2 million as of June 30, 2017 and December 31, 2016, respectively.
(2)	Includes $4.0 million and $3.4 million of accumulated depreciation of equipment under capital leases as of June 30, 2017 and December 31, 2016, respectively.

Depreciation expense totaled $1.7 million and $1.7 million for the three months ended June 30, 2017 and 2016, respectively, and $3.3 million and $3.3 million, for the six months ended June 30, 2017 and 2016, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued compensation	$3,913	$6,860
Accrued content fees	1,158	1,788
Accrued business acquisition consideration	—	1,193
Other	2,009	1,843
Total	$7,080	$11,684

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

The following tables set forth revenue and long-lived tangible assets by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
United States	$25,190	$26,149	$46,858	$52,619
International	6,026	4,327	$10,898	8,117
Total revenue	$31,216	$30,476	$57,756	$60,736

	June 30, 2017	December 31, 2016
Long-lived tangible assets:
United States	$17,488	$13,519
Canada	549	573
Other international	301	314
Total long-lived tangible assets	$18,338	$14,406

8.	Commitments and Contingencies

Contract Commitments —

The Company is obligated to make minimum payments under various contracts with vendors and other business partners, principally for revenue-share and content arrangements. Contract commitments as of June 30, 2017 are as follows (in thousands):

Year ending December 31,
2017 (remaining - six months)	$690
2018	$900
2019	$900
2020	$300
Total	$2,790

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

Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the periods presented, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Technology and development	$206	$202	$414	$443
Sales and marketing	190	208	358	431
General and administrative	280	277	551	550
Total stock-based compensation expense	$676	$687	$1,323	$1,424

Stock Option Activity – A summary of the stock option activity for the six months ended June 30, 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	8,756,174	$2.53
Granted	1,313,900	$3.20
Exercised	(452,329)	$1.73
Forfeited or expired	(142,540)	$2.15
Outstanding at June 30, 2017	9,475,205	$2.67	6.98	$10,675
Vested and expected to vest at June 30, 2017	9,084,191	$2.67	6.90	$10,282
Vested and exercisable at June 30, 2017	5,251,473	$2.79	5.66	$5,870

Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the Nasdaq Global Market as of June 30, 2017 was $3.65 per share. The total intrinsic value of options exercised for the six months ended June 30, 2017 was $0.7 million. The weighted average fair value of options issued during the six months ended June 30, 2017 amounted to $1.55 per option share.

As of June 30, 2017, the unrecognized compensation cost related to non-vested options granted, for which vesting is probable, and adjusted for estimated forfeitures, was approximately $5.0 million. This cost is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of shares vested was $0.9 million for the six months ended June 30, 2017.

In addition, the Company may, from time to time, grant Restricted Stock Units (“RSUs”) to its employees. A summary of RSU activity for the six months ended June 30, 2017 is presented below:

	Number of Shares	Weighted Average Fair Value
Unvested—January 1, 2017	319,889	$2.31
Granted	—	—
Released	(125,130)	$2.47
Forfeited	(5,316)	$1.86
Unvested—June 30, 2017	189,443	$2.89
June 30, 2017	184,399	$2.87

10.	Net Income (Loss) Per Common Share Data

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

Stock options, warrants and Restricted Stock Units are not included in the calculation of diluted net loss per share for the three and six months ended June 30, 2017 and 2016 because the Company had a net loss for those periods. The inclusion of these equity awards would have had an antidilutive effect on the calculation of diluted loss per share. As such, the Company’s calculations of basic and diluted net loss per share are identical.

The following table presents the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic and diluted net loss per share:
Numerator:
Net loss (in thousands)	$(3,276)	$(2,757)	$(9,932)	$(4,322)
Denominator:
Weighted average common shares outstanding	37,284,973	30,070,759	34,228,367	30,031,286
Basic and diluted net loss per share	$(0.09)	$(0.09)	$(0.29)	$(0.14)

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Anti-dilutive equity awards:
Stock options and Restricted Stock Units	9,664,648	9,892,119	9,664,648	9,892,119
Warrants	600,000	480,000	600,000	480,000

11. Subsequent Events

In July 2013, the Company made a $1.0 million strategic investment (in the form of a convertible promissory note, the “note”) in Blazer and Flip Flops, Inc. (“B&FF”), doing business as “The Experience Engine,” a privately-held Delaware corporation. The Company desired to gain access to the expertise of B&FF’s principals in integrating its customers’ systems with their customers’ devices, including smartphones and tablets. In March 2015, the note was converted into preferred stock of B&FF and has since been accounted for as a cost method investment.

Subsequent to June 30, 2017, B&FF was acquired by accesso Technology Group, plc, a U.K. public company, and the Company received, in connection with the sale of its investment in B&FF, cash consideration of $2.2 million and expects to receive stock in the acquiring company valued at approximately $0.4 million. In addition, the Company stands to receive contingent consideration of cash and stock totaling approximately $0.4 million, which was held back to secure B&FF’s indemnification obligations under the purchase and sale agreement. These amounts, valued at approximately $0.2 million, may be received after the 18-month indemnification period expires. The Company expects to record a gain on sale of investment totaling approximately $1.8 million in the three months ending September 30, 2017.

Effective in July, 2017, the Company executed agreements to lease computer hardware and software, and receive associated support and maintenance services, in connection with the Company’s build-out of redundant data centers to support new email revenue opportunities. These agreements require payments over a three-year period totaling approximately $3.5 million.

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

During the three months ended June 30, 2017, Managed Portals and Advertising revenue was $18.0 million, an increase of 3% as compared to $17.5 million for the three months ended June 30, 2016. During the six months ended June 30, 2017, Managed Portals and Advertising revenue was $31.5 million, a decrease of 9% as compared to $34.8 million for the six months ended June 30, 2016.

Search revenue increased by $0.9 million, or 22%, for the three months ended June 30, 2017 compared to the same period in 2016, due principally to search revenue attributable to the AT&T Portal (including personal computers, smartphones and tablets), which was fully deployed by the end of the second quarter of 2017, offset partially by the effects of ongoing migration of search activity at other portal customers from personal computers to other devices, such as tablets and smartphones, generally across the consumer base, and the residual effect of the placement of our Managed Portals and Advertising solutions on the second tab of the default Windows 8 and Windows 10 internet browsers.  Search revenue declined by $1.6 million, or 17%, for the six months ended June 30, 2017 as compared to the same period in 2016, which we believe is entirely attributable to the effects of the migration of search activity at other customers from personal computers to other devices and the residual effect of the placement of our Managed Portals and Advertising solutions on the second tab of the default Windows 8 and Windows 10 internet browsers.

Digital advertising revenue decreased by $0.4 million, or 3%, during the three months ended June 30, 2017 as compared to the same period in 2016, and by $1.7 million, or 7%, during the six months ended June 30, 2017 as compared to the same period in 2016.  The decreases in digital advertising revenue were primarily the result of lower average contractual rates for advertising and general softness in digital advertising demand, offset partially by revenue attributable to the AT&T Portal, which was fully deployed by the end of the second quarter of 2017, and partially by increases in syndicated advertising revenue in each period.

We anticipate that both search and digital advertising activity and revenue will increase substantially in future quarters due to our three-year portal services contract with AT&T Services, Inc., or AT&T, to provide Managed Portals and Advertising solutions (including the AT&T Portal) for use by AT&T’s consumers. We entered into the portal services contract with AT&T in May 2016, we completed deployment of the AT&T Portal in June, 2017, and we expect to see steadily increasing search and digital advertising revenue as monetization of the AT&T Portal is optimized.  In addition, we expect a future increase of search activity on smartphones and tablets as we believe our continuing investment in our next-generation Managed Portals and Advertising solutions will allow us to compete more effectively for search activity on smartphones and tablets.

Our Recurring and Fee-Based revenue consists of fees charged for the use of our proprietary technology and for the use of, or access to, services, such as e-mail and messaging, security, Cloud ID, online games, music and other premium services and paid content. For the three months ended June 30, 2017, Recurring and Fee-Based revenue was $13.2 million, an increase of $0.3 million, or 2%, compared to the same period in 2016, and for the six months ended June 30, 2017, Recurring and Fee-Based revenue was $26.2 million, also an increase of $0.3 million, or 1%, compared to the same period in 2016.  These increases were primarily attributable to increased Cloud ID licensing revenue, offset by decreased portal valued added services and the effects of the transition of e-mail customers from perpetual to subscription license revenue.

As we obtain new customers and those new customers introduce our Managed Portals and Advertising solutions to their consumers, and as new customers migrate their consumers from their existing technology to our technology over a period of time, we expect usage of our solutions and revenue from those Managed Portals and Advertising solutions to increase. Moreover, a new customer may initially launch a selection of our services and products, rather than our entire suite of offerings and subsequently broaden their service and product offerings over time. When a customer launches a new service or product, marketing and promotional activities may be required to generate awareness and interest among consumers.

Revenue attributable to our customers includes the Recurring and Fee-Based revenue earned directly from them, as well as the Managed Portals and Advertising revenue generated through our relationships with our search and digital advertising partners (such as Google for search advertising and advertising networks, advertising agencies and advertisers for digital advertising). This revenue is attributable to our customers because it is produced from the traffic on our Managed Portals. These search and advertising partners provide us with advertisements that we then deliver with search results and other content on our Managed Portals. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In the three and six months ended June 30, 2017, search advertising through our relationship with Google generated $5.0 million and $7.8 million, or approximately 16% and 14% of our revenue, respectively (all of which was attributable to our customers). For the three and six months ended June 30, 2017, Managed Portals and Advertising solutions and other services attributable to two customers accounted for $8.7 million and $12.4 million, or approximately 28% and 21% of our revenue, respectively.

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

Key Business Metric

In addition to the line items in our financial statements, we review the number of Multiplatform Unique Visitors to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. Following the acquisition of the Technorati media solutions platform in February 2016, our Multiplatform Unique Visitors metric includes the number of multiplatform unique visitors through our advertising network. We believe disclosing this metric is useful for investors and analysts to understand the underlying trends in our business. The following table reflects the number of multiplatform unique visitors for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Multiplatform Unique Visitors	198,346,614	191,203,668	199,582,427	188,568,454

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

Components of our Results of Operations

Revenue

We derive our revenue from two categories: revenue generated from search and digital advertising activities and Recurring and Fee-Based revenue, each of which is described below. The following table shows the revenue in each category, both in amount and as a percentage of revenue, for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenue:
Search and digital advertising	$17,969	$17,535	$31,514	$34,793
Recurring and fee-based	13,247	12,941	26,242	25,943
Total revenue	$31,216	$30,476	$57,756	$60,736
Percentage of Revenue:
Search and digital advertising	58%	58%	55%	57%
Recurring and fee-based	42%	42%	45%	43%
Total revenue	100%	100%	100%	100%

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

•

Digital advertising includes video, image and text advertisements delivered on our Managed Portals. Advertising inventory is filled with advertisements sourced by our direct sales force, independent advertising sales representatives and advertising network partners. Revenue is generated for us when an advertisement displays, otherwise known as an impression, or when consumers view or click an advertisement, otherwise known as an action. Digital advertising revenue is calculated on a cost per impression or cost per action basis. Digital advertising also includes advertising fees received for the placement of syndicated digital advertisements with other digital advertising publishers, for which we acquire and pay for the space (inventory) on a cost per impression or cost per action basis. Revenue is recognized based on amounts received from advertising customers as the impressions are delivered or the actions occur, according to contractually-determined rates.

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

Interest Expense

Interest expense consists of interest on capital leases and outstanding bank borrowings, if any.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(3,276)	$(2,757)	$(9,932)	$(4,322)
Provision for income taxes	309	260	755	404
Interest expense	114	84	201	152
Other income	(67)	(242)	(73)	(244)
Depreciation and amortization	2,224	2,270	4,408	4,368
Capitalized software impairment	256	—	256	—
Stock-based compensation	676	687	1,323	1,424
Adjusted EBITDA	$236	$302	$(3,062)	$1,782

Results of Operations

The following tables set forth our results of operations for the periods presented in amount and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenue	$31,216	$30,476	$57,756	$60,736
Costs and operating expenses:
Cost of revenue [1]	14,462	13,516	27,024	26,488
Technology and development 1 2	6,904	6,591	14,202	12,464
Sales and marketing [2]	6,185	5,620	12,846	11,270
General and administrative 1 2	4,361	5,134	8,325	10,156
Depreciation and amortization	2,224	2,270	4,408	4,368
Total costs and operating expenses	34,136	33,131	66,805	64,746
Loss from operations	(2,920)	(2,655)	(9,049)	(4,010)
Other income	67	242	73	244
Interest expense	(114)	(84)	(201)	(152)
Loss before income taxes	(2,967)	(2,497)	(9,177)	(3,918)
Income tax provision	309	260	755	404
Net loss	$(3,276)	$(2,757)	$(9,932)	$(4,322)

Notes:

1 Exclusive of depreciation and amortization shown separately

2 Includes stock-based compensation, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Technology and development	$206	$202	$414	$443
Sales and marketing	190	208	358	431
General and administrative	280	277	551	550
	$676	$687	$1,323	$1,424

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	100%	100%	100%	100%
Costs and operating expenses:
Cost of revenue [1]	46	44	47	44
Technology and development [1]	22	22	25	21
Sales and marketing	20	18	22	19
General and administrative [1]	14	17	14	17
Depreciation and amortization	7	7	8	7
Total costs and operating expenses	109	109	116	107
Loss from operations	(9)	(9)	(16)	(7)
Other income	—	1	—	—
Interest expense	—	—	—	—
Loss before income taxes and equity interest	(9)	(8)	(16)	(7)
Provision for income taxes	1	1	1	1
Net loss	(10%)	(9%)	(17%)	(8%)

Note:

1	Exclusive of depreciation and amortization shown separately

Comparison of the three and six months ended June 30, 2017 and 2016:

Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
Revenue:
Search and digital advertising	$17,969	$17,535	2	$31,514	$34,793	(9)
Recurring and fee-based	13,247	12,941	2	26,242	25,943	1
Total revenue	$31,216	$30,476	2	$57,756	$60,736	(5)
Percentage of Revenue:
Search and digital advertising	58%	58%		55%	57%
Recurring and fee-based	42%	42%		45%	43%
Total revenue	100%	100%		100%	100%

Three months - 2017 compared to 2016. Revenue in the three months ended June 30, 2017 increased by $0.7 million, or 2%, compared to the same period in 2016.  Search and digital advertising revenue increased by $0.5 million, or 2%. Search revenue increased by $0.9 million and digital advertising revenue decreased by $0.4 million. The increase in search revenue was primarily due to revenue attributable to the AT&T Portal (including personal computers, smartphones and tablets) which was deployed during the second quarter and fully deployed at June 30, 2017, offset partially by the effects of ongoing migration of search activity at other portal customers from personal computers to other devices, such as tablets and smartphones, generally across the consumer base, and the residual effect of the placement of our Managed Portals and Advertising solutions on the second tab of the default Windows 8 and Windows 10 internet browsers. The decrease in digital advertising revenue was driven by a decline in portal advertising revenue, primarily the result of decreased contractual rates for such advertisements, offset partially by advertising revenue attributable to AT&T and in part by an increase in syndicated advertising revenue.

Recurring and Fee-Based revenue in 2017 increased by $0.3 million, or 2%, compared to the same period in 2016 primarily due to increased Cloud ID licensing revenue, offset by a decline in portal value added services.

Six months - 2017 compared to 2016. Revenue in the six months ended June 30, 2017 decreased by $3.0 million, or 5%, compared to the same period in 2016.  Search and digital advertising revenue decreased by $3.3 million, or 9%. Search revenue decreased by $1.6 million and digital advertising revenue decreased by $1.7 million. The decrease in search revenue was due in part to the continued residual effect of the placement of our Managed Portals on the second tab of the default Windows 8 and 10 internet browsers by our consumer electronics customers. We also believe that a portion of the decrease in search revenue was due to ongoing migration of search activity at other portal customers from personal computers to other devices, such as tablets and smartphones, generally across the consumer base. The decrease in search revenue was offset partially by revenue attributable to the AT&T Portal Services contract (including personal computers, smartphones and tablets), which was deployed during the second quarter and was fully deployed at June 30, 2017.  The decrease in digital advertising revenue was driven by a decline in portal advertising revenue, primarily the result of decreased contractual rates for such advertisements, offset in part by the revenue attributable to AT&T and an increase in syndicated advertising revenue.

Recurring and Fee-Based revenue in the six months ended June 30, 2017 increased by $0.3 million, or 1%, compared to the same period in 2016 primarily due to increased Cloud ID revenue, offset by decreased portal valued added services and fees and by the effects of the transition of e-mail customers from perpetual to subscription license revenue.

Cost of Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Cost of revenue	$14,462	$13,516	7	$27,024	$26,488	2
Percentage of revenue	46%	44%		47%	44%

Three months - 2017 compared to 2016. Cost of revenue increased by $1.0 million, or 7% for the three months ended June 30, 2017 as compared to the same period in the prior year. The increase in cost was due in part to the increase in revenue as well as to a change in our revenue mix as lower-margin syndicated advertising revenue increased as a percentage of revenue. This factor was also the primary factor in the increase in cost of revenue as a percentage of revenue from 44% to 46%.

Six months - 2017 compared to 2016.  Cost of revenue increased by $0.5 million, or 2% for the six months ended June 30, 2017 as compared to the same period in the prior year, despite the decrease in revenue. The increase in cost was due primarily to changes in our revenue mix as lower-margin syndicated advertising revenue increased as a percentage of revenue. Cost of revenue as a percentage of revenue increased from 44% to 47%, due to the same factor, offset partially by an increase in higher-margin Recurring and Fee-Based revenue as a percentage of revenue.

Technology and Development Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Technology and Development Expenses	$6,904	$6,591	5	$14,202	$12,464	14
Percentage of revenue	22%	22%		25%	21%

Three months - 2017 compared to 2016. The increase in the three months ended June 30, 2017 as compared to 2016 was $0.3 million, or 5%, and was principally attributable to incremental personnel and related costs for product development and data center costs incurred in support of the AT&T portal services business, which totaled $1.0 million in the second quarter of 2017. Also contributing to the increase was a $0.3 million impairment charge recorded in 2017 to write down the value of a software development project to its estimated net realizable value.

Six months - 2017 compared to 2016.  The increase in the six months ended June 30, 2017 as compared to the same period in 2016 was $1.7 million, or 14%, and was principally attributable to incremental personnel and related costs for product development and data center costs incurred in support of the AT&T portal services business, which totaled $2.1 million in the first six months of 2017. Also contributing to the increase was a $0.3 million impairment charge recorded in 2017 to write down the value of a software development project to its estimated net realizable value.

Sales and Marketing Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Sales and marketing	$6,185	$5,620	10	$12,846	$11,270	14
Percentage of revenue	20%	18%		22%	19%

Three months - 2017 compared to 2016. Sales and marketing expenses increased by $0.6 million, or 10%, in the second quarter of 2017 as compared with same period in 2016. The increase was primarily the result of the additional personnel and related expenses to support the AT&T portal services business, and the additional marketing support personnel and related expenses necessary to support other sales and marketing initiatives across our product lines.

Six months - 2017 compared to 2016. Sales and marketing expenses increased by $1.6 million, or 14%, in the first six months of 2017 as compared with same period in 2016. The increase was primarily the result of the additional personnel and related expenses to support the AT&T portal services business, the additional domestic marketing support personnel and related expenses resulting from our 2016 acquisition of assets from Technorati, and the additional marketing support personnel and related expenses necessary to support other sales and marketing initiatives across our product lines.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
General and administrative	$4,361	$5,134	(15)	$8,325	$10,156	(18)
Percentage of revenue	14%	17%		14%	17%

Three months - 2017 compared to 2016. General and administrative expenses decreased by $0.7 million, or 15%, in the three months ended June 30, 2017 as compared with the same period in 2016. The decrease was due in part to decreased rent and other facilities costs resulting from space reductions and office moves at a number of our locations, lower administrative office expenses and lower professional service expenses.

Six months - 2017 compared to 2016. General and administrative expenses decreased by $1.8 million, or 18%, in the six months ended June 30, 2017 as compared with the same period in 2016. The decrease was due in part to decreased rent and other facilities costs resulting from space reductions and office moves at a number of our locations, lower bad debt expense, lower administrative office expenses, the non-recurrence of acquisition costs incurred in 2016, and lower professional service expenses.

Depreciation and Amortization Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Depreciation and amortization	$2,224	$2,270	(2)	$4,408	$4,368	1
Percentage of revenue	7%	7%		8%	7%

Three months - 2017 compared to 2016. Depreciation and amortization decreased by 2% for the three months ended June 30, 2017 as compared to the same period in 2016 as the effect of increased depreciation of capitalized software development costs was more than offset by the effect of assets becoming fully depreciated.

Six months - 2017 compared to 2016. Depreciation and amortization for the six months ended June 30, 2017 was flat as compared to the six months ended June 30, 2017 as the effect of increased depreciation of capitalized software development costs and increased amortization of intangible assets in 2017 in connection with our 2016 acquisition of Technorati were offset by the effect of assets becoming fully depreciated.

Other Income (Expense)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Other income	$67	$242	$73	$244

Other income consists of interest income and foreign currency transaction and measurement gains and losses related to our international operations.  The decrease of $0.2 million for both the three and six months ended June 30, 2017 over the corresponding periods in 2016 was due to realized foreign currency transaction gains in the second quarter of 2016.

Interest Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Interest expense	$114	$84	36	$201	$152	32

Interest expense consists of interest on long-term debt and capital leases and increased in both the second quarter of 2017 and six months ended June 30, 2017 over the comparable periods in 2016 primarily due to the increased interest rate on our long-term bank borrowings outstanding, offset partially by the reduced interest expense resulting from the May 2017 pay-off of our bank debt following our public stock offering.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Provision for income taxes	$309	$260	19	$755	$404	87

The $0.3 million increase in our income tax provision in the first six months of 2017 as compared to 2016 is due to the result of applying our estimated annual effective tax rate to the pre-tax loss results in the interim period. A greater proportion of our expected full-year tax provision was recorded in the first six months of 2017 as compared with the same period in 2016.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements are for financing working capital, investing in capital expenditures such as computer hardware and software, supporting research and development efforts, introducing new technology, enhancing existing technology, and marketing our services and products to new and existing customers.

In April 2017, we completed an underwritten public offering (the “Offering”) of our common stock in which we sold 5,715,000 shares at a public offering price of $3.50 per share. Subsequently, in May 2017, and as part of the Offering, we completed the sale of 472,846 additional shares of our common stock at the same price upon the exercise of the underwriters’ over-allotment option, for a total of 6,187,486 shares. The Offering resulted in total net proceeds of approximately $20.0 million after deducting underwriters’ discounts and commissions and offering expenses.  The net proceeds will be used for general corporate purposes and additional working capital, and have been used to pay off our bank debt, and we believe the net proceeds have strengthened our balance sheet and allow us to acquire, or finance on more attractive terms, equipment and make other capital investments necessary to support additional customers and the delivery of additional services to our existing customers. In addition, we may also use a portion of the net proceeds to acquire or invest in businesses, products or technologies that we believe are complementary to our own, as such opportunities may arise.

In September 2013, we entered into a Loan and Security Agreement with Silicon Valley Bank, or the Lender, which was amended most recently in June 2017 (as amended, the “Loan Agreement”). The amendment temporarily modified the terms of the financial covenants with which we must comply on a quarterly basis. The Loan Agreement provides for a $12.0 million secured revolving line of credit with a stated maturity of September 27, 2018. The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of June 30, 2017, we had no outstanding borrowings under the Loan Agreement; subject to the operation of the borrowing formula, approximately $11.0 million was available for draw under the Loan Agreement.

Any borrowings under the Loan Agreement bear interest, at our election, at an annual rate based on either the “prime rate” as published in The Wall Street Journal or LIBOR for the relevant period.  If our liquidity coverage ratio (the ratio of cash plus eligible accounts receivable to borrowings under the Agreement) exceeds 2.75 to 1, LIBOR-based advances bear interest at LIBOR plus 3.5% and prime rate advances bear interest at the prime rate plus 1.0%.  If our liquidity coverage ratio falls below 2.75 to 1, LIBOR-based advances bear interest at LIBOR plus 4.0% and prime rate advances bear interest at the prime rate plus 1.5%.  For LIBOR advances, interest is payable (i) on the last day of a LIBOR interest period or (ii) on the last day of each calendar quarter. For prime rate advances, interest is payable (a) on the first day of each month and (b) on each date a prime rate advance is converted into a LIBOR advance.

Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property. The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance. The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of June 30, 2017, we were in compliance with the covenants and anticipate continuing to be so.

As of June 30, 2017, we had approximately $23.0 million of cash and cash equivalents. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our revolving credit line, will be sufficient to meet our anticipated working capital, interest payments, capital lease payment obligations, capital expenditure requirements, and payments of contingent acquisition consideration, if any, for at least the next 12 months.

To the extent that existing cash and cash equivalents, cash from operations, cash from short-term borrowings and cash from the exercise of stock options are insufficient to fund our future activities, we may need to raise additional funds through public or private equity offerings or debt financings.

Cash Flows

Statement of Cash Flows Data

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Net cash (used in) provided by operating activities	$(1,476)	$5,662
Net cash used in investing activities	$(3,576)	$(4,504)
Net cash provided by (used in) financing activities	$13,714	$(568)

Cash (Used in) Provided by Operating Activities

In each period, cash flows provided by operating activities results from our net loss, adjusted for non-cash income and expense items and changes in our operating assets and liabilities.

Operating activities used $1.5 million of cash in the six months ended June 30, 2017, as compared with cash provided by operating activities of $5.7 million in the six months ended June 30, 2016. The change in operating cash flow totaled $7.1 million, resulting primarily from the change in our net loss, which increased from $4.3 million in the six months ended June 30, 2016 to $9.9 million in the six months ended June 30, 2017, and decreases in accounts payable and accrued expenses in 2017 totaling $6.6 million, as compared to an increase in accounts payable and accrued expenses in 2016 amounting to $0.8 million, offset partially by the effect of a $3.3 million smaller decrease in accounts receivable in 2017 than in 2016.

Six months ended June 30, 2017. The net loss was $9.9 million, which included non-cash depreciation and amortization expense of $4.4 million, stock-based compensation expense of $1.3 million, deferred income taxes of $0.2 million, and capitalized software impairment of $0.3 million. Changes in our operating assets and liabilities provided $2.1 million of cash, primarily the result of a $9.6 million decrease in accounts receivable, offset partially by a $3.1 million decrease in accounts payable, a $3.4 million decrease in accrued expenses and other liabilities, and a $0.8 million decrease in deferred revenue. The decrease in accounts receivable was the result of lower receivables for syndicated advertising at June 30, 2017 as compared with the balance at December 31, 2016, as well as improved days sales outstanding.  The decrease in accounts payable was the result of lower syndicated advertising payables at June 30, 2017 than at December 31, 2016.  The decline in accrued expenses and other liabilities was primarily due to a decrease in accrued compensation costs relating to incentive compensation earned and accrued in 2016 and paid in 2017.

Six months ended June 30, 2016. The net loss was $4.3 million, which included non-cash depreciation and amortization expense of $4.4 million and stock-based compensation expense of $1.4 million. Changes in our operating assets and liabilities provided $4.2 million of cash, primarily the result of a $6.3 million decrease in accounts receivable (without taking into effect accounts receivable acquired in the Technorati acquisition) and a $0.9 million increase in accounts payable (also without taking into effect liabilities assumed in the Technorati acquisition), offset partially by a $1.9 million increase in prepaid expenses and other assets and a $1.0 million decrease in deferred revenue. The increase in prepaid expenses and other assets was primarily due to an increase in prepayments to vendors for components of our cost of revenue as well as an increase in prepayments for subcontracted development costs.

Cash Used in Investing Activities

Cash used in investing activities totaled $3.6 million in the six months ended June 30, 2017, consisting entirely of cash payments for the purchase of property and equipment, primarily for the development of internal-use software, as compared to $4.5 million in the comparable 2016 period. In the first six months of 2016, we paid $2.5 million for the acquisition of assets from Technorati and $2.0 million for the purchase of property and equipment, primarily for the development of internal-use software.

Cash Provided by (Used in) Financing Activities

For the six months ended June 30, 2017, cash flows provided by financing activities were $13.7 million, as compared to cash flows used in financing activities which totaled $0.6 million in the comparable period in 2016.  We received net proceeds from our offering of common stock totaling $20.0 million, and paid our outstanding bank debt balance of $5.0 million.  Also contributing to the total cash flows provided by financing activities were payments of deferred acquisition related costs totaling $1.3 million and repayments on capital lease obligations totaling $0.7 million, offset partially by proceeds from the exercise of common stock options totaling $0.8 million.  For the six months ended June 30, 2016, net cash used in financing activities consisted primarily of repayments of obligations under capital leases totaling $0.8 million, offset partially by proceeds from the exercise of common stock options totaling $0.3 million.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

During the six months ended June 30, 2017, we fully paid our bank debt which had an outstanding balance of $5.0 million at December 31, 2016.  Funds borrowed under this facility bear interest at a variable annual rate, at our election, based on either the “prime rate” as published in The Wall Street Journal or LIBOR for the relevant period. If our liquidity coverage ratio (the ratio of cash plus eligible accounts receivable to bank borrowings under the related loan agreement) exceeds 2.75 to 1, LIBOR-based advances bear interest at LIBOR plus 3.5% and prime rate advances bear interest at the prime rate plus 1.0%.  If our liquidity coverage ratio falls below 2.75 to 1, LIBOR-based advances bear interest at LIBOR plus 4.0% and prime rate advances bear interest at the prime rate plus 1.5%. This arrangement subjects us to interest rate risk. A 10% increase or decrease in these interest rates would not have a significant impact on our interest expense. Refer to Note 5,  Long-Term Debt , of the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information about our outstanding debt.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Foreign Currency Exchange Risks

We are also subject to foreign currency exchange risk relating to our operations in Canada, Europe, India, Japan and Singapore. Our expenses at these locations are denominated in the local currencies and our results of operations are influenced by changes in the exchange rates between the U.S. Dollar and these local currencies, principally the Canadian Dollar, Euro, British Pound Sterling, Yen, Rupee and Singapore Dollar. In addition, certain of our accounts receivable are denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound Sterling, and Japanese Yen. A 10% increase or decrease in the applicable currency exchange rates could result in an increase or decrease in our currency exchange (loss) gain of approximately $0.2 million, calculated based on our foreign currency denominated accounts receivable as of June 30, 2017.

During the six months ended June 30, 2017 and through the date of this report, we have entered into two foreign currency hedge contracts in order to hedge our foreign currency exchange risk on accounts receivable denominated in a foreign currency, and we may enter into such contracts in the future to minimize the foreign currency exchange risk with respect to significant foreign currency denominated accounts receivable balances.

We continue to evaluate our various foreign currency exchange rate exposures and may take additional steps to mitigate these exposures.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we have diversified our product portfolio and our customer base, we continue to derive a substantial portion of our revenue from a small number of Managed Portal customers. Revenue attributable to these customers includes the Recurring and Fee-Based revenue earned directly from them, as well as the search and digital advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our Managed Portals. For the three months ended June 30, 2017, revenue attributable to two customers, including AT&T, accounted for approximately 28% of our revenue, or $8.7 million, with revenue attributable to each customer accounting for 10% or more of our revenue in such period.  For the six months ended June 30, 2017, revenue attributable to these two customers accounted for approximately 21% of our revenue, or $12.4 million.

We completed the deployment of our AT&T Portal during the three months ended June 30, 2017, and we have begun to derive revenue from AT&T. If our contract with AT&T is not renewed or is otherwise terminated, or if revenue from the AT&T relationship were to decline due to competitive or other reasons, our results of operations and financial position would be adversely affected.

Our contracts with our Managed Portals and Advertising customers generally have an initial term of approximately two to three years from the launch of their Managed Portals and frequently provide for one or more automatic renewal terms of one to two years each. If a key contract is not renewed or is otherwise terminated, or if revenue from a significant customer declines because of competitive or other reasons, including the customer’s desire to reprioritize or deemphasize monetization of the portal, our revenue would decline and our ability to achieve or sustain profitability would be impaired. In addition to the loss of Recurring and Fee-Based revenue, we would also lose significant revenue from the related search and digital advertising services that we provide. In addition to the decline of revenue, we may have to impair our long-lived assets, to the extent that such assets are used exclusively to support these customers, which would adversely impact our results of operations and financial position.

Our search advertising partner, Google, accounts for a significant portion of our revenue, and any loss of, or diminution in, our business relationship with Google would adversely affect our financial performance.

We rely on traffic on our Managed Portals to generate search and digital advertising revenue, a substantial portion of which is derived from text-based links to advertisers’ websites as a result of internet searches. We have a revenue-sharing relationship with Google under which we include a Google-branded search tool on our Managed Portals. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 12%, 28%, and 42% of our revenue in 2016, 2015, and 2014 or $15.9 million, $31.2 million, and $45.4 million, respectively, and approximately 14% of our revenue in the six months ended June 30, 2017, or $7.8 million.  Our agreement with Google expires in February 2018 unless we and Google mutually elect to renew it. Additionally, Google may terminate our agreement if we experience a change in control, if we enter into an agreement providing for a change in control, if we do not maintain certain search and digital advertising revenue levels or if we fail to conform to Google’s search policies and advertising policies. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of internet traffic. Any changes in these methodologies, metrics and advertising technology platforms could decrease the advertising rates that we receive and/or the amount of revenue that we generate from digital advertisements. If advertisers were to discontinue their advertising via internet searches, if Google’s revenue from search-based advertising were to decrease, if Google’s share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be adversely affected. Moreover, consumers’ increased use of search tools other than the Google-branded search tool we provide would have similar effects.

We have a history of significant pre-tax net losses and may not be profitable in future periods, which would limit our ability to use our net operating loss carryforwards.

We have reported pre-tax net income in only three years, 2009, 2011 and 2012, in amounts of $0.3 million, $3.9 million, and $5.6 million, respectively.  In all other years, we have incurred losses, and at June 30, 2017 our cumulative net operating loss carryforward totaled approximately $29 million, including a pre-tax net loss of $9.2 million in the six months ended June 30, 2017. We have previously taken cost saving measures, including a reduction in workforce carried out in September 2014. However, our expenses may increase in future periods as we implement initiatives designed to grow our business including, among other things, the start-up and product development expenses we continue to incur in connection with providing Managed Portals and Advertising solutions to new customers (as with AT&T), acquisitions of complementary businesses (such as our acquisition of the Zimbra assets and our acquisition of certain assets from Technorati), the development and marketing of new services and products, licensing of content, expansion of our infrastructure and international expansion. If our revenue does not sufficiently increase to offset these expected increases in operating expenses, we may incur significant losses and may not be profitable. We may not be able to return to or maintain profitability in the future. Any failure to achieve or maintain profitability may adversely affect our business, financial condition, results of operations and impact our ability to utilize our net operating loss carryforwards. As a result of our pre-tax cumulative losses, we have established a full valuation allowance against our deferred income tax asset, which includes our net operating loss carryforwards.

Many individuals are using devices other than personal computers and software applications other than internet browsers to access the internet. If users of these devices and software applications do not widely adopt the applications and other solutions we develop for them, our business could be adversely affected.

The number of people who access the internet through devices other than PCs, including tablets, smartphones and connected TVs, has increased dramatically and is projected to continue to increase. Similarly, individuals are increasingly accessing the internet through apps other than internet browsers, such as those available for download through Apple Inc.’s App Store and the Android Market. Our Managed Portals include our responsive desktop and mobile web products and also our mobile native iOS and Android apps. The Managed Portal solutions we have developed for our AT&T relationship include solutions for mobile products as well as desktop computers.  If consumers do not use our mobile products at all or use these products less frequently than previously, our financial results could be negatively affected. Additionally, as new devices and new apps are continually being released, it is difficult to predict the problems we may encounter in developing new versions of our apps and other solutions for use on these alternative devices and apps, and we may need to devote significant resources to the creation, support and maintenance of such apps and solutions. If users of these devices and apps do not widely adopt the apps and other solutions we develop, our business, financial condition and results of operations could be adversely affected.

Consumer tastes continually change and are unpredictable, and sales of our Managed Portals and Advertising solutions may decline if we fail to enhance our service and content offerings to achieve continued consumer acceptance.

Our business depends on aggregating and providing services and content that our customers will place on our Managed Portals, including television programming, news, entertainment, sports and other content that their consumers find engaging, and premium services and paid content that their consumers will buy. Accordingly, we must continue to invest significant resources in licensing efforts, research and development and marketing to enhance our service and content offerings, and we must make decisions about these matters well in advance of product releases to implement them in a timely manner. Our success depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing content providers and websites and the availability of other news, entertainment, sports and other services and content. While we work with our customers to have their consumers’ homepages set to our Managed Portals, a consumer may easily change that setting, which would likely decrease the use of our Managed Portals. Similarly, consumers who change their device’s operating system or internet browser may no longer have our Managed Portals set as their default homepage, and unless they change it back to our Managed Portals, their usage of our Managed Portals would likely decline and our results of operations could be negatively impacted. Consumers who acquire new consumer electronics devices no longer have our Managed Portals initially set as their default homepage, and unless they change the default to our Managed Portals, their usage of our Managed Portals would likely decline and our results of operations could be negatively impacted.

If our services are not responsive to the requirements of our customers or the preferences of their consumers, or the services are not brought to market in a timely and effective manner, our business, financial condition and results of operations would be harmed. Even if our services and content are successfully introduced and initially adopted, a subsequent shift in the preferences of our customers or their consumers could cause a decline in the popularity of our services and content that could reduce our revenue and harm our business, financial condition and results of operations.

Our revenue growth will be adversely affected if we are unable to expand the breadth of our services and products or to introduce new services and products on a timely basis.

To retain our existing customers, attract new customers and increase revenue, we must continue to develop and introduce new services and products on a timely basis and continue to develop additional features to our existing product base. For example, under our relationship with AT&T, we agreed to deliver a number of additional products and services to AT&T’s consumers. If our existing and prospective customers do not perceive that we will deliver our services and products on schedule, or if they do not perceive our services and products to be of sufficient value and quality, we may lose the confidence of our existing customers and fail to increase sales to these existing customers, existing customers may be able to terminate their agreements with us, and we may not be able to attract new customers, each of which would adversely affect our operating results.

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

Our revenue from high-speed internet service and communications providers, including our search and digital advertising revenue generated by online consumer traffic on our Managed Portals and our revenue from our Email/Collaboration offerings, accounted for approximately 63% in 2016, approximately 82% in 2015, approximately 85% in 2014, and approximately 66% in the six months ended June 30, 2017. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated revenue. Under our agreements with some of our customers, including CenturyLink, they have the right to terminate the agreement if we are acquired by one of their competitors.

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

Our future growth and profitability will depend in large part on the effectiveness and efficiency of our efforts to provide a compelling consumer experience that increases consumer engagement with our Managed Portals. We have made and will continue to make substantial investments in features and functionality for our technology that are designed to drive consumer engagement. As of June 30, 2017, we have invested in excess of $12 million in the aggregate in start-up expenses, development expenses and capital expenditures relating to our contract with AT&T, and we expect to continue to invest in features and functionality in connection with obtaining new customers.

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

We license the content that we aggregate on our Managed Portals from numerous third-party content providers, and our future success is highly dependent upon our ability to maintain and enter into new relationships with these and other content providers. In some cases, we are required under our contracts, including our contract with AT&T, to provide our customers’ consumers access to certain types of content.  In the future, some of our content providers may not give us access to high-quality content, may fail to adapt to changes in consumer tastes or may increase the royalties, fees or percentages that they charge us for their content, any of which could have an adverse effect on our operating results. Our rights to the content that we offer to our customers and their consumers are not exclusive, and the content providers could license their content to our competitors. Our content providers could even grant our competitors exclusive licenses. In addition, our customers are not prohibited from entering into content deals directly with our content providers. Any failure to enter into or maintain satisfactory arrangements with content providers would adversely affect our ability to provide a variety of attractive services and products to our customers. Our reputation and operating results could suffer as a result, and it may be more difficult for us to develop new relationships with potential customers.

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

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur with respect to our expansion into international markets. Our employees or other agents may engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences, including adverse publicity and damage to our reputation that may have an adverse effect on our business, financial condition and results of operations.

Our agreements with some of our customers and content providers require fixed payments, which could adversely affect our financial performance.

Certain of our agreements with Managed Portals and Advertising customers and content providers require us to make fixed payments to them. As of June 30, 2017, the aggregate amount of such fixed payments for the remaining six months of 2017 through 2020 total approximately $2.8 million. We are required to make these fixed payments regardless of the achievement of any revenue objectives or subscriber or usage levels. If we do not achieve our financial objectives, these contractual commitments would constitute a greater percentage of our revenue than originally anticipated and would adversely affect our profitability.

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

The provision of our services and products depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our service. Such interruptions could harm our business, financial condition and results of operations, and our reputation could be damaged if people believe our systems are unreliable. Our systems are vulnerable to damage or interruption from snow storms, terrorist attacks, floods, fires, power loss, telecommunications failures, security breaches, computer malware, computer hacking attacks, computer viruses, computer denial of service attacks or other attempts to, or events that, harm our systems. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism and to potential disruptions if the operators of the facilities have financial difficulties. Although we maintain insurance to cover a variety of risks, the scope and amount of our insurance coverage may not be sufficient to cover our losses resulting from system failures or other disruptions to our online operations. For example, the limit on our business interruption insurance is approximately $20 million for cyber loss (and $38 million for physical loss). Any system failure or disruption and any resulting losses that are not recoverable under our insurance policies may harm our business, financial condition and results of operations. To date, we have never experienced any material losses.

Our data centers are not on full second-site redundancy, however we have the capability to do so; only certain customers require us to. We regularly back-up our systems and store the system back-ups in Atlanta, Georgia; Dallas, Texas; Lewis Center, Ohio; Denver, Colorado; Toronto, Canada; and Amsterdam, the Netherlands. If we were forced to relocate to an alternate site and to rely on our system back-ups to restore the systems, we would experience significant delays in restoring the functionality of our platform and could experience loss of data, which could harm our business and our operating results.

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

In February 2016, we acquired substantially all of the assets of, and hired certain personnel from, Technorati; in 2015, we acquired the Zimbra assets and hired certain related personnel and we purchased assets from, and hired the personnel of, NimbleTV; and in March 2013, we entered into a joint venture in China. We may decide to pursue other acquisitions of, investments in, or joint ventures involving other technologies and businesses in the future. Such transactions could divert our management’s time and focus from operating our business.

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

Finally, our skill at investing our funds in illiquid securities issued by other companies is limited. Although we review the results and prospects of such investments carefully, it is possible that our investments could result in a total loss. Additionally, we will typically have little or no control in the companies in which we invest, and we will be forced to rely on the management of companies in which we invest to make reasonable and sound business decisions. If the companies in which we invest are not successfully able to manage the risks facing them, such companies could suffer, and our own business, financial condition and results of operations could be harmed.

We may require additional capital to grow our business, and this capital may not be available on acceptable terms or at all.

The operation of our business and our growth strategy may require significant additional capital, especially if we were to accelerate our expansion and acquisition plans. For example, we invested approximately $8.2 million in 2016 in preparing to support AT&T as a customer, and an additional $4.6 million in 2017 in support of that goal.  If the cash generated from operations and otherwise available to us is not sufficient to meet our capital requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We may not be able to raise needed capital on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may cause our existing stockholders to suffer substantial dilution. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. As with our credit facility with Silicon Valley Bank, any debt financing obtained by us in the future could contain financial or other covenants that may potentially restrict our operations, and if we do not effectively manage our business to comply with those covenants, our business, financial condition and results of operations could be adversely affected.

While we successfully raised approximately $20.0 million in an underwritten public offering of 6,187,426 shares of our common stock in April and May of 2017, the net proceeds of that offering may not be sufficient to meet our objectives, including funding our growth plans and potential acquisitions as they may arise.

In addition, while we are in compliance at June 30, 2017 with the financial covenants contained in our credit facility with Silicon Valley Bank, our future financial performance may potentially cause us to become not in compliance with those covenants, possibly restricting our ability to continue to borrow under our credit facility.

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

We have derived and expect to continue to derive a substantial portion of our revenue from digital advertising, including advertising on our Managed Portals. Such advertising accounted for approximately 46%, 43%, and 36% of our revenue for the years ended December 31, 2016, 2015, and 2014, respectively, and approximately 42% and 41% of our revenue for the three and six months ended June 30, 2017, respectively. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

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

Effective after the end of 2017, we have determined that we will no longer be an “emerging growth company” as defined in the Jumpstart Our Business Startups (“JOBS”) Act. Further, because the market value of our common stock held by non-affiliates at June 30, 2017 exceeded $75 million, we no longer qualify as a “smaller reporting company.” As such, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2017. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are designed or operating.  Further, any delay in compliance with the auditor attestation provisions of Section 404, could subject us to a variety of administrative sanctions, including ineligibility for short-form resale registration, action by the SEC, the suspension or delisting of our common stock and the inability of registered broker-dealers to make a market in our common stock, which would further reduce the trading price of our common stock and could harm our business.

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

As of June 30, 2017, we had substantial federal and state net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “five-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. For these purposes, a five-percent stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding stock. In addition, persons who own less than 5% of the outstanding stock are grouped together as one or more “public groups,” which are also treated as five-percent stockholders. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset United States federal and state taxable income and taxes may be subject to limitations.

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

A majority of our revenue is derived from our Managed Portals and Advertising solutions; our revenue would decline if advertisers do not continue their usage of the internet as an advertising medium.

We have derived and expect to continue to derive a majority of our revenue from search and digital advertising, including advertising on our Managed Portals. Such search and digital advertising revenue accounted for approximately 59%, 71% and 79% of our revenue for the years ended December 31, 2016, 2015 and 2014, or $74.9 million, $78.3 million, and $83.9 million respectively, and approximately 58% and 55% for the three and six months ended June 30, 2017, or $18.0 and $31.5 million, respectively. However, the prospects for continued demand and market acceptance for internet advertising are uncertain. If advertisers do not continue to increase their usage of the internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the internet. As the internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for internet advertising. Many historical predictions by industry analysts and others concerning the growth of the internet as a commercial medium have overstated the growth of the internet and you should not rely upon them. This growth may not occur or may occur more slowly than estimated.

Most of our search revenue is based on the number of paid “clicks” on sponsored links that are included in search results generated from our Managed Portals. Generally, each time a consumer clicks on a sponsored link, the search provider that provided the commercial search result receives a fee from the advertiser who paid for such sponsored link and the search provider pays us a portion of that fee. We, in turn, typically share a portion of the fee we receive with our customer. If an advertiser receives what it perceives to be a large number of clicks for which it needs to pay, but that do not result in a desired activity or an increase in sales, the advertiser may reduce or eliminate its advertisements through the search provider that provided the commercial search result to us. This reaction would lead to a loss of revenue to our search providers and consequently to lesser fees paid to us, which would have a negative effect on our financial results.

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

If we are unable to compete effectively or we are not as successful as our competitors in our target markets, our sales could decline, our margins could decline and we could lose market share, any of which would harm our business, financial condition and results of operations.

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

Our directors and executive officers and their respective affiliates, beneficially own or directly or indirectly control (including by voting proxy), as of August 9, 2017, approximately 22% of our outstanding common stock (including exercisable options). Additionally, shares held by TZ Holdings as of August 9, 2017, representing approximately 8% of our outstanding common stock, are subject to a voting agreement pursuant to which all shares held by TZ Holdings shall be voted in the manner recommended by our Board of Directors. As a result, these stockholders, if they were to act together, would have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they act together, would have the ability to influence significantly the management and affairs of our company. Accordingly, this concentration of ownership might harm the trading price of our common stock by:

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on August 9, 2017, our trading price has ranged from $1.03 to $18.00. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to the various factors set forth in this “Risk Factors” section, as well as:

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

SYNACOR, INC.
(Registrant)

Date: August 14, 2017	By:	/s/ Himesh Bhise
Himesh Bhise
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2017	By:	/s/ William J. Stuart
William J. Stuart
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1†	Amendment Number Nine to Google Services Agreement between Google Inc. and Synacor, Inc. effective as of May 1, 2017.

10.2	Seventh Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated June 30, 2017.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

†  Confidential treatment has been requested for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.