Form 10-Q
period 2017-09-30
Synacor, Inc.
filed 2017-11-14
CIK 1408278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 10, 2017, there were 38,686,068 shares of the registrant’s common stock outstanding.

SYNACOR, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SYNACOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
(In thousands except for share and per share data)

	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,932	$14,315
Accounts receivable, net of allowance of $70 and $263, respectively	20,453	27,386
Prepaid expenses and other current assets	6,583	4,862
Total current assets	49,968	46,563
PROPERTY AND EQUIPMENT, net	20,749	14,406
GOODWILL	15,956	15,943
INTANGIBLE ASSETS, net	13,230	14,837
OTHER LONG-TERM ASSETS	802	1,650
Total assets	$100,705	$93,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,791	$18,769
Accrued expenses and other current liabilities	8,126	11,684
Current portion of deferred revenue	11,005	12,149
Current portion of capital lease obligations	2,479	982
Total current liabilities	39,401	43,584
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	3,981	1,014
DEFERRED REVENUE	2,981	3,917
LONG-TERM DEBT	—	5,000
OTHER LONG-TERM LIABILITIES	428	235
Total liabilities	46,791	53,750
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock – par value $0.01 per share; authorized 10,000,000 shares; none issued	—	—
Common stock – par value $0.01 per share; authorized 100,000,000 shares; 39,451,256 shares issued and 38,635,883 shares outstanding at September 30, 2017 and 31,626,635 shares issued and 30,881,148 shares outstanding at December 31, 2016	395	316
Treasury stock – at cost, 815,373 shares at September 30, 2017 and 745,487 shares at December 31, 2016	(1,664)	(1,547)
Additional paid-in capital	141,700	117,747
Accumulated deficit	(86,521)	(76,850)
Accumulated other comprehensive income (loss)	4	(17)
Total stockholders’ equity	53,914	39,649
Total liabilities and stockholders’ equity	$100,705	$93,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(In thousands except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUE	$36,269	$31,721	$94,025	$92,457
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	17,620	14,611	44,644	41,099
Technology and development (exclusive of depreciation and amortization shown separately below)	6,748	6,791	20,950	19,255
Sales and marketing	6,179	5,907	19,025	17,177
General and administrative (exclusive of depreciation and amortization shown separately below)	4,495	4,871	12,820	15,027
Depreciation and amortization	2,596	2,414	7,004	6,782
Total costs and operating expenses	37,638	34,594	104,443	99,340
LOSS FROM OPERATIONS	(1,369)	(2,873)	(10,418)	(6,883)
GAIN ON SALE OF INVESTMENT	1,902	—	1,902	—
OTHER INCOME (EXPENSE)	99	(38)	172	206
INTEREST EXPENSE	(127)	(75)	(328)	(227)
INCOME (LOSS) BEFORE INCOME TAXES	505	(2,986)	(8,672)	(6,904)
INCOME TAX PROVISION	244	379	999	783
NET INCOME (LOSS)	$261	$(3,365)	$(9,671)	$(7,687)
NET INCOME (LOSS) PER SHARE:
Basic	$0.01	$(0.11)	$(0.27)	$(0.26)
Diluted	$0.01	$(0.11)	$(0.27)	$(0.26)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET INCOME (LOSS) PER SHARE:
Basic	38,471,377	30,260,172	35,590,563	30,108,725
Diluted	39,940,790	30,260,172	35,590,563	30,108,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$261	$(3,365)	$(9,671)	$(7,687)
Other comprehensive income:
Changes in foreign currency translation adjustment	(23)	112	21	(19)
Comprehensive income (loss)	$238	$(3,253)	$(9,650)	$(7,706)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,671)	$(7,687)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,004	6,782
Capitalized software impairment	256	—
Stock-based compensation expense	1,928	2,104
Gain on sale of long-term investment	(1,902)	—
Provision for deferred income taxes	197	—
Increase in estimated value of contingent consideration	107	90
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	6,933	5,313
Prepaid expenses and other assets	(1,646)	(1,282)
Accounts payable	(1,668)	1,842
Accrued expenses and other liabilities	(2,369)	1,245
Deferred revenue	(2,080)	(1,696)
Net cash (used in) provided by operating activities	(2,911)	6,711
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of investment	2,645	—
Purchases of property and equipment	(5,774)	(4,246)
Acquisition	—	(2,500)
Net cash used in investing activities	(3,129)	(6,746)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from offering of common stock, net of underwriting costs	20,258	—
Payments of public offering issuance costs	(212)	—
Repayments of long-term debt	(5,000)	—
Repayments on capital lease obligations	(914)	(1,242)
Proceeds from exercise of common stock options	1,942	744
Treasury stock shares received to satisfy minimum withholding liabilities	(117)	(128)
Deferred acquisition payments	(1,300)	—
Net cash provided by (used in) financing activities	14,657	(626)
Effect of exchange rate changes on cash and cash equivalents	—	(8)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,617	(669)
Cash and cash equivalents, beginning of period	14,315	15,697
Cash and cash equivalents, end of period	$22,932	$15,028
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$328	$247
Cash paid for income taxes	$572	$439
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Non-cash proceeds from sale investment	$257	$—
Liability for estimated additional acquisition consideration	$—	$567
Property, equipment and service center contracts financed under capital lease	$5,832	$982
Minimum capital lease payments in accounts payable	$454	$—
Accrued property and equipment expenditures	$462	$463
Stock-based compensation capitalized to property and equipment	$116	$142

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016, AND

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

Concentrations of Risk —

As of September 30, 2017 and December 31, 2016, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable as follows:

	Accounts Receivable
	September 30, 2017	December 31, 2016
Google advertising affiliate	17%	*
Google search	9%	*
Advertising customer	14%	*
* - Less than 10%

For the three and nine months ended September 30, 2017 and 2016, the Company had concentrations equal to or exceeding 10% of the Company’s revenue as follows:

	Revenue
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Google search	17%	10%	15%	14%
Google advertising affiliate	22%	*	19%	*
* - Less than 10%

For the three and nine months ended September 30, 2017 and 2016, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue:

	Cost of Revenue
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Customer A	11%	22%	13%	26%
Customer B	27%	*	16%	*
Customer C	*	*	*	10%
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

The Company is currently in the process of assessing the financial impact of adopting these ASUs and the methods of adoption. The Company currently recognizes subscription license revenue from its Email/Collaboration contracts, which is included within recurring and fee-based revenue, over the life of the contracts (which are typically six months or longer). The Company has concluded that the new guidance will require significantly expanded revenue disclosures, and has tentatively concluded that it is likely that this new guidance will require it to recognize a portion of the revenue from those license contracts upon delivery, at the inception of the contracts, which would have the effect of accelerating recognition of revenue on such contracts, and may have a material impact on the Company’s consolidated financial statements. The standard will be effective for the Company beginning January 1, 2018. The Company will adopt the standard as of its effective date of January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company has decided to use the latter method.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which amends lease accounting by lessors and lessees. This new standard will require, among other things, that lessees recognize a right-to-use asset and related lease liability for all significant financing and operating leases, and specifies where in the statement of cash flows the related lease payments are to be presented. The standard is effective for years beginning after December 15, 2018, including interim periods within those years (beginning in calendar year 2019 for the Company), and early adoption is permitted. Adoption of ASU 2016-02 is required to be applied on a modified retrospective basis. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements, but currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon the adoption of ASU 2016-02, which will increase the total assets and total liabilities that it reports as compared to those reported prior to adoption. The Company expects to adopt the standard as of January 1, 2019.

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

Recently Adopted

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of stock-based awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification in the statement of cash flows. Effective January 1, 2017, the Company has adopted ASU 2016-09.  The standard eliminated the requirement to defer recognition of excess tax benefits related to employee share-based awards until they are realized through a reduction to income taxes payable.  The Company applied the modified retrospective method, and there was no net cumulative-effect adjustment to retained earnings on January 1, 2017 as the increase of $0.7 million in deferred income tax assets for previously unrecognized excess tax benefits was fully offset by a valuation allowance.  As permitted by the ASU, the Company will continue to use an estimated forfeiture rate in determining stock-based compensation expense.

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

In April 2017, the Company completed an underwritten public offering (the “Offering”) of its common stock in which it sold 5,715,000 shares at a price of $3.50 per share.  Subsequently, in May 2017, and as part of the Offering, the Company completed the sale of 472,846 additional shares of its common stock at the same price upon the exercise of the underwriters’ over-allotment option, for a total of 6,187,846 shares.  The Offering resulted in total net proceeds of $20.0 million, after deduction of underwriting discounts and commissions totaling $1.4 million and other offering expenses totaling $0.2 million.

3.	Acquisitions

In August 2015, the Company and Zimbra, Inc. (now known as “TZ Holdings”) entered into an agreement under which the Company acquired certain assets relating to TZ Holdings’ email/collaboration products and services business, including certain of its wholly-owned foreign subsidiaries, for cash consideration of $17.3 million, 2.4 million shares of common stock and warrants to purchase 480,000 shares of common stock (collectively valued at $3.2 million). The Company held back an additional 600,000 shares of common stock and warrants to purchase an additional 120,000 shares of common stock (collectively valued at $0.8 million at the acquisition date) to secure TZ Holdings’ indemnification obligations including pending claims.  The held back common shares and warrants were released to TZ holdings in March 2017.  The warrants expire on September 14, 2018.

Additionally, TZ Holdings was eligible to receive cash consideration of up to $2.0 million (the “Earn-Out Consideration”) upon the satisfaction of certain business performance milestones following the closing of the transaction, subject to and contingent upon any reduction to satisfy indemnification claims including pending claims. The acquisition date fair value of this contingent consideration was estimated to be $1.6 million. The Company paid $0.9 million of the Earn-Out Consideration to TZ Holdings in November 2016, and the Company paid the remaining $0.7 million of the Earn-Out Consideration in May 2017.

In connection with the Company’s February 2016 acquisition of Technorati, the Company withheld $0.5 million of the purchase price to secure Technorati’s indemnification obligations under the Asset Purchase Agreement, and the Company owed approximately $0.1 million in post-closing working capital adjustments. These amounts were paid in March 2017.

4.	Goodwill and Other Intangible Assets

The change in goodwill is as follows for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Balance – beginning of period	$15,943	$15,187
Acquisition of Technorati	—	751
Effect of foreign currency translation	13	11
Balance – end of period	$15,956	$15,949

Intangible assets consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Customer and publisher relationships	$14,780	$14,780
Technology	2,330	2,330
Trademark	300	300
	17,410	17,410
Less accumulated amortization	(4,180)	(2,573)
Intangible assets, net	$13,230	$14,837

Amortization of intangible assets totaled $0.6 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and $1.6 million and $1.5 million for the nine months ended September 30, 2017 and 2016, respectively.

5.	Property and Equipment – Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Computer equipment (1)	$28,782	$23,438
Computer software	18,075	15,198
Furniture and fixtures	2,601	2,062
Leasehold improvements	1,638	1,463
Work in process (primarily software development costs)	7,468	4,572
Other	126	249
	58,690	46,982
Less accumulated depreciation (2)	(37,941)	(32,576)
Property and equipment, net	$20,749	$14,406

Notes:

(1)	Includes equipment and software held under capital leases of $11.1 million and $5.2 million as of September 30, 2017 and December 31, 2016, respectively.
(2)	Includes $4.6 million and $3.4 million of accumulated depreciation of equipment under capital leases as of September 30, 2017 and December 31, 2016, respectively.

Depreciation expense totaled $2.1 million and $1.9 million for the three months ended September 30, 2017 and 2016, respectively, and $5.4 million and $5.3 million, for the nine months ended September 30, 2017 and 2016, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued compensation	$4,429	$6,860
Accrued content fees	1,289	1,788
Accrued business acquisition consideration	—	1,193
Other	2,408	1,843
Total	$8,126	$11,684

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

The following tables set forth revenue and long-lived tangible assets by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
United States	$30,742	$27,169	$77,600	$79,787
International	5,527	4,552	16,425	12,670
Total revenue	$36,269	$31,721	$94,025	$92,457

	September 30, 2017	December 31, 2016
Long-lived tangible assets:
United States	$19,952	$13,519
Canada	526	573
Other international	271	314
Total long-lived tangible assets	$20,749	$14,406

8.	Commitments and Contingencies

Contract Commitments —

The Company is obligated to make minimum payments under various contracts with vendors and other business partners, principally for revenue-share and content arrangements. Contract commitments as of September 30, 2017 are as follows (in thousands):

Year ending December 31,
2017 (remaining - three months)	$225
2018	900
2019	900
2020	300
Total	$2,325

Capital Lease Commitments —

Capital lease commitments for the remainder of 2017 and for the following three years as of September 30, 2017 are summarized as follows (in thousands):

Years Ending December 31,	Capital Lease Commitments
2017 (three months remaining)	$719
2018	2,712
2019	2,351
2020	1,152
Total minimum capital lease commitments	6,934
Less-amount representing interest	474
Total capital lease obligations	6,460
Less-current portion of capital lease obligations	2,479
Long-term portion of capital lease obligations	$3,981

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

Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the periods presented, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Technology and development	$190	$238	$604	$681
Sales and marketing	142	173	500	604
General and administrative	273	269	824	819
Total stock-based compensation expense	$605	$680	$1,928	$2,104

Stock Option Activity – A summary of the stock option activity for the nine months ended September 30, 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	8,756,174	$2.53
Granted	1,486,400	3.21
Exercised	(858,438)	2.24
Forfeited or expired	(678,005)	3.64
Outstanding at September 30, 2017	8,706,131	$2.59	7.16	$3,267
Vested and expected to vest at September 30, 2017	8,380,530	$2.58	7.09	$3,173
Vested and exercisable at September 30, 2017	4,959,229	$2.59	6.13	$1,934

Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the Nasdaq Global Market as of September 30, 2017 was $2.70 per share. The total intrinsic value of options exercised for the nine months ended September 30, 2017 was $1.0 million. The weighted average fair value of options issued during the nine months ended September 30, 2017 amounted to $1.55 per option share.

As of September 30, 2017, the unrecognized compensation cost related to non-vested options granted, for which vesting is probable, and adjusted for estimated forfeitures, was approximately $4.4 million. This cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of shares vested was $1.5 million for the nine months ended September 30, 2017.

In addition, the Company may, from time to time, grant Restricted Stock Units (“RSUs”) to its employees. A summary of RSU activity for the nine months ended September 30, 2017 is presented below:

	Number of Shares	Weighted Average Fair Value
Unvested—January 1, 2017	319,889	$2.71
Granted	—	—
Released	(174,236)	2.51
Forfeited	(18,427)	2.96
Unvested—September 30, 2017	127,226	$2.95
Unvested expected to vest—September 30, 2017	123,975	$2.93

10.	Net Income (Loss) Per Common Share Data

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

Stock options, warrants and RSUs are not included in the calculation of diluted net loss per share for the nine months ended September 30, 2017 and for the three and nine months ended September 30, 2016 because the Company had a net loss for those periods. The inclusion of these equity awards would have had an antidilutive effect on the calculation of diluted loss per share. As such, the Company’s calculations of basic and diluted net loss per share are identical.

The following table presents the calculation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic net income (loss) per share:
Numerator:
Net income (loss) (in thousands)	$261	$(3,365)	$(9,671)	$(7,687)
Denominator:
Weighted average common shares outstanding	38,471,377	30,260,172	35,590,563	30,108,725
Basic net income (loss) per share	$0.01	$(0.11)	$(0.27)	$(0.26)

Diluted net income (loss) per share:
Numerator:
Net income (loss) (in thousands)	$261	$(3,365)	$(9,671)	$(7,687)
Denominator:
Weighted average common shares outstanding - basic	38,471,377	30,260,172	35,590,563	30,108,725
Add - potentially dilutive securities (options, RSUs and warrants)	1,469,413	—	—	—
Weighted average common shares outstanding - diluted	39,940,790	30,260,172	35,590,563	30,108,725
Diluted net income (loss) per share	$0.01	$(0.11)	$(0.27)	$(0.26)

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Anti-dilutive equity awards:
Stock options and Restricted Stock Units	2,393,118	9,664,771	8,833,357	9,664,771
Warrants	—	480,000	600,000	480,000

11.	Sale of Investment

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

During the three months ended September 30, 2017, B&FF was acquired by accesso Technology Group, plc, a U.K. public company, and the Company received, in connection with the sale of its investment in B&FF, cash consideration of $2.2 million and stock in the acquiring company valued at approximately $0.4 million. This stock was sold in September 2017 for $0.5 million.  In addition, the Company stands to receive contingent consideration of cash and stock totaling approximately $0.5 million, which was held back to secure B&FF’s indemnification obligations under the purchase and sale agreement. These amounts have been valued at approximately $0.3 million, and may be received after the 18-month indemnification period expires. The Company recorded a gain on sale of investment totaling $1.9 million in the three months ended September 30, 2017.

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

During the three months ended September 30, 2017, Managed Portals and Advertising revenue was $22.7 million, an increase of 22% as compared to $18.5 million for the three months ended September 30, 2016. During the nine months ended September 30, 2017, Managed Portals and Advertising revenue was $54.2 million, an increase of 2% as compared to $53.3 million for the nine months ended September 30, 2016.

Search revenue increased by $2.8 million, or 87%, for the three months ended September 30, 2017 compared to the same period in 2016, due to search revenue attributable to the AT&T Portal (including personal computers, smartphones and tablets), which was fully deployed by the end of the second quarter of 2017, offset partially by the effects of ongoing migration of search activity at other portal customers from personal computers to other devices, such as tablets and smartphones, generally across the consumer base, and the residual effect of the placement of our Managed Portals and Advertising solutions on the second tab of the default Windows 8 and Windows 10 internet browsers.  Search revenue increased by $1.2 million, or 10%, for the nine months ended September 30, 2017 as compared to the same period in 2016, which is principally attributable to the AT&T Portal, deployed during the second quarter of 2017, offset partially by the effects of the migration of search activity at other customers from personal computers to other devices and the residual effect of the placement of our Managed Portals and Advertising solutions on the second tab of the default Windows 8 and Windows 10 internet browsers.

Digital advertising revenue increased by $1.3 million, or 9%, during the three months ended September 30, 2017 as compared to the same period in 2016, and decreased by $0.3 million, or 1%, during the nine months ended September 30, 2017 as compared to the same period in 2016.  The third quarter increase in digital advertising revenue was driven by advertising on the AT&T Portal and higher syndicated advertising revenue, partially offset by lower average contractual rates for advertising and general softness in digital advertising demand.  The nine-month decrease was attributable to lower average contractual rates for advertising and lower digital advertising demand, nearly offset by advertising on the AT&T Portal and increased syndicated advertising revenue.

We expect that both search and digital advertising activity and revenue will increase in future quarters due to our three-year portal services contract with AT&T Services, Inc., or AT&T, to provide Managed Portals and Advertising solutions (including the AT&T Portal) for use by AT&T’s consumers. We entered into the portal services contract with AT&T in May 2016, we completed deployment of the AT&T Portal in June 2017, and we expect to see increasing search and digital advertising revenue as monetization of the AT&T Portal is optimized.  In addition, we expect a future increase of search activity on smartphones and tablets as we believe our continuing investment in our next-generation Managed Portals and Advertising solutions will allow us to compete more effectively for search activity on smartphones and tablets.

Our Recurring and Fee-Based revenue consists of fees charged for the use of our proprietary technology and for the use of, or access to, services, such as e-mail and messaging, security, Cloud ID, online games, music and other premium services and paid content. For the three months ended September 30, 2017, Recurring and Fee-Based revenue was $13.6 million, an increase of $0.4 million, or 3%, compared to the same period in 2016, and for the nine months ended September 30, 2017, Recurring and Fee-Based revenue was $39.8 million, an increase of $0.7 million, or 2%, compared to the same period in 2016.  These increases were primarily attributable to increased Cloud ID licensing revenue and increased professional services revenue, offset by decreased portal value added services, the effects of the transition of e-mail customers from perpetual to subscription license revenue, and a decrease in hosted email services revenue.

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

Revenue attributable to our customers includes the Recurring and Fee-Based revenue earned directly from them, as well as the Managed Portals and Advertising revenue generated through our relationships with our search and digital advertising partners (such as Google for search advertising and advertising networks, advertising agencies and advertisers for digital advertising). This revenue is attributable to our customers because it is produced from the traffic on our Managed Portals. These search and advertising partners provide us with advertisements that we then deliver with search results and other content on our Managed Portals. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In the three and nine months ended September 30, 2017, search advertising through our relationship with Google generated $6.1 million and $14.0 million, or approximately 17% and 15% of our revenue, respectively (all of which was attributable to our customers). For the three months ended September 30, 2017, Managed Portals and Advertising solutions and other services attributable to one customer accounted for 25% of our revenue, and for the nine months ended September 30, 2017, Managed Portals and Advertising solutions and other services attributable to two customers accounted for 26% of our revenue.

The initiatives described below under “Key Initiatives” are expected to contribute to our ability to maintain and grow revenue and return to operating profitability via increases in advertising revenue, increases in customers and our consumer reach, and increases in availability of products across more devices. We expect the period in which we experience a return on future investments in each of these initiatives to differ. For example, more direct advertising at higher rates would be expected to have an immediate and direct impact on profitability while expansion into international markets may require an investment that involves a longer term return.

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

Key Business Metric

In addition to the line items in our financial statements, we review the number of Multiplatform Unique Visitors to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. Following the acquisition of the Technorati media solutions platform in February 2016, our Multiplatform Unique Visitors metric includes the number of multiplatform unique visitors through our advertising network. We believe disclosing this metric is useful for investors and analysts to understand the underlying trends in our business. The following table reflects the number of multiplatform unique visitors for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Multiplatform Unique Visitors	197,228,519	197,521,552	198,797,791	185,111,519

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

Components of our Results of Operations

Revenue

We derive our revenue from two categories: revenue generated from search and digital advertising activities and Recurring and Fee-Based revenue, each of which is described below. The following table shows the revenue in each category, both in amount and as a percentage of revenue, for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenue:
Search and digital advertising	$22,674	$18,511	$54,188	$53,312
Recurring and fee-based	13,595	13,210	39,837	39,145
Total revenue	$36,269	$31,721	$94,025	$92,457
Percentage of Revenue:
Search and digital advertising	63%	58%	58%	58%
Recurring and fee-based	37%	42%	42%	42%
Total revenue	100%	100%	100%	100%

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

•

Digital advertising includes video, image and text advertisements delivered on our Managed Portals. Advertising inventory is filled with advertisements sourced by our direct sales force and advertising network partners. Revenue is generated for us when an advertisement displays, otherwise known as an impression, or when consumers view or click an advertisement, otherwise known as an action. Digital advertising revenue is calculated on a cost per impression or cost per action basis. Digital advertising also includes advertising fees received for the placement of syndicated digital advertisements with other digital advertising publishers, for which we acquire and pay for the space (inventory) on a cost per impression or cost per action basis. Revenue is recognized based on amounts received from advertising customers as the impressions are delivered or the actions occur, according to contractually-determined rates.

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

Gain on Sale of Investment

Gain on sale of investment represents cash and non-cash proceeds from the Company’s sale of its investment in Blazer & Flip Flops (doing business as The Experience Engine) in excess of the recorded cost of the investment.

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

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed within this Quarterly Report on Form 10-Q adjusted EBITDA, a non-GAAP financial measure. We define adjusted EBITDA as net income (loss) plus: provision (benefit) for income taxes, interest expense, other (income) expense, gains on sale of investment, depreciation and amortization, asset impairments, stock-based compensation, acquisition costs and certain one-time items. We have provided a reconciliation below of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$261	$(3,365)	$(9,671)	$(7,687)
Provision for income taxes	244	379	999	783
Interest expense	127	75	328	227
Gain on sale of investment	(1,902)	—	(1,902)	—
Depreciation and amortization	2,596	2,414	7,004	6,782
Capitalized software impairment	—	—	256	—
Stock-based compensation	605	680	1,928	2,104
Other (income) expense	(99)	38	(172)	(206)
Adjusted EBITDA	$1,832	$221	$(1,230)	$2,003

Results of Operations

The following tables set forth our results of operations for the periods presented in amount and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenue	$36,269	$31,721	$94,025	$92,457
Costs and operating expenses:
Cost of revenue [1]	17,620	14,611	44,644	41,099
Technology and development 1 2	6,748	6,791	20,950	19,255
Sales and marketing [2]	6,179	5,907	19,025	17,177
General and administrative 1 2	4,495	4,871	12,820	15,027
Depreciation and amortization	2,596	2,414	7,004	6,782
Total costs and operating expenses	37,638	34,594	104,443	99,340
Loss from operations	(1,369)	(2,873)	(10,418)	(6,883)
Gain on sale of investment	1,902	—	1,902	—
Other income (expense)	99	(38)	172	206
Interest expense	(127)	(75)	(328)	(227)
Income (loss) before income taxes	505	(2,986)	(8,672)	(6,904)
Income tax provision	244	379	999	783
Net income (loss)	$261	$(3,365)	$(9,671)	$(7,687)

Notes:

[1]	Exclusive of depreciation and amortization shown separately
[2]	Includes stock-based compensation, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Technology and development	$190	$238	$604	$681
Sales and marketing	142	173	500	604
General and administrative	273	269	824	819
	$605	$680	$1,928	$2,104

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	100%	100%	100%	100%
Costs and operating expenses:
Cost of revenue [1]	49	46	47	44
Technology and development [1]	19	21	22	21
Sales and marketing	17	19	20	19
General and administrative [1]	12	15	14	16
Depreciation and amortization	7	8	7	7
Total costs and operating expenses	104	109	110	107
Loss from operations	(4)	(9)	(10)	(7)
Gain on sale of investment	5	—	2	—
Other income (expense)	—	—	—	—
Interest expense	—	—	—	—
Income (loss) before income taxes	1	(9)	(8)	(7)
Provision for income taxes	—	1	1	1
Net income (loss)	1%	(10)%	(9)%	(8)%

Note:

[1]	Exclusive of depreciation and amortization shown separately

Comparison of the three and nine months ended September 30, 2017 and 2016:

Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
Revenue:
Search and digital advertising	$22,674	$18,511	22	$54,188	$53,312	2
Recurring and fee-based	13,595	13,210	3	39,837	39,145	2
Total revenue	$36,269	$31,721	14	$94,025	$92,457	2
Percentage of Revenue:
Search and digital advertising	63%	58%		58%	58%
Recurring and fee-based	37%	42%		42%	42%
Total revenue	100%	100%		100%	100%

Three months - 2017 compared to 2016. Revenue in the three months ended September 30, 2017 increased by $4.5 million, or 14%, compared to the same period in 2016.  Search and digital advertising revenue increased by $4.2 million, or 23%. Search revenue increased by $2.8 million and digital advertising revenue increased by $1.3 million. The increase in search revenue was primarily due to revenue attributable to the AT&T Portal (including personal computers, smartphones and tablets) which was deployed during the second quarter, offset partially by the effects of ongoing migration of search activity at other portal customers from personal computers to other devices, such as tablets and smartphones, generally across the consumer base, and the residual effect of the placement of our Managed Portals and Advertising solutions on the second tab of the default Windows 8 and Windows 10 internet browsers. The increase in digital advertising revenue was driven in part by advertising revenue attributable to AT&T and in part by an increase in syndicated advertising revenue, partially offset by a decline in other portal advertising revenue, primarily the result of decreased contractual rates for such advertisements and an overall decline in digital advertising demand.

Recurring and Fee-Based revenue in 2017 increased by $0.4 million, or 3%, compared to the same period in 2016 primarily due to increased Cloud ID licensing revenue and professional services revenue, offset by a decline in hosted email services and portal value added services.

Nine months - 2017 compared to 2016. Revenue in the nine months ended September 30, 2017 increased by $1.6 million, or 2%, compared to the same period in 2016.  Search and digital advertising revenue increased by $0.9 million, or 2%. Search revenue increased by $1.2 million and digital advertising revenue decreased by $0.3 million. The increase in search revenue was principally attributable to the AT&T Portal Services contract (including personal computers, smartphones and tablets), which was deployed during the second quarter of 2017, and was offset in part by the continued residual effect of the placement of our Managed Portals on the second tab of the default Windows 8 and 10 internet browsers by our consumer electronics customers. We also believe that the ongoing migration of search activity at other portal customers from personal computers to other devices, such as tablets and smartphones, generally across the consumer base, negatively impacted search revenue. The increase in digital advertising revenue was driven by the advertising revenue attributable to AT&T and an increase in syndicated advertising revenue, largely offset by a decline in portal advertising revenue, primarily the result of decreased contractual rates for such advertisements and an overall decline in advertising demand.

Recurring and Fee-Based revenue in the nine months ended September 30, 2017 increased by $0.7 million, or 2%, compared to the same period in 2016 primarily due to increased Cloud ID licensing revenue and increased professional services revenue, offset by decreased portal value added services and fees, decreased hosted email revenue, and by the effects of the transition of e-mail customers from perpetual to subscription license revenue.

Cost of Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Cost of revenue	$17,620	$14,611	21	$44,644	$41,099	9
Percentage of revenue	49%	46%		47%	44%

Three months - 2017 compared to 2016. Cost of revenue increased by $3.0 million, or 21% for the three months ended September 30, 2017 as compared to the same period in the prior year. The increase in cost was due primarily to the increase in revenue sharing costs (in particular with respect to AT&T) and increased lower-margin syndicated advertising costs as a percentage of revenue. This factor was also the primary factor in the increase in cost of revenue as a percentage of revenue from 46% to 49%.

Nine months - 2017 compared to 2016.  Cost of revenue increased by $3.5 million, or 9% for the nine months ended September 30, 2017 as compared to the same period in the prior year. The increase in cost was due primarily to changes in our revenue mix as lower-margin syndicated advertising revenue increased as a percentage of revenue. Cost of revenue as a percentage of revenue increased from 44% to 48%, due primarily to the same factor.

Technology and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Technology and Development Expenses	$6,748	$6,791	—	$20,950	$19,255	9
Percentage of revenue	19%	21%		22%	21%

Three months - 2017 compared to 2016. Technology and Development expenses were essentially unchanged in the three months ended September 30, 2017 as compared to 2016, as a decrease in our compensation expense was offset by lower capitalized software development costs in the quarter.

Nine months - 2017 compared to 2016.  The increase in the nine months ended September 30, 2017 as compared to the same period in 2016 was $1.7 million, or 9%, and was principally attributable to incremental personnel and related costs for product development and data center costs incurred in support of the AT&T portal services business. Also contributing to the increase was a $0.3 million impairment charge recorded in 2017 to write down the value of a software development project to its estimated fair value.

Sales and Marketing Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Sales and marketing	$6,179	$5,907	5	$19,025	$17,177	11
Percentage of revenue	17%	19%		20%	19%

Three months - 2017 compared to 2016. Sales and marketing expenses increased by $0.3 million, or 5%, in the second quarter of 2017 as compared with same period in 2016. The increase was primarily the result of the additional personnel and related expenses to support the AT&T portal services business, and the additional marketing support personnel and related expenses necessary to support other sales and marketing initiatives across our product lines.

Nine months - 2017 compared to 2016. Sales and marketing expenses increased by $1.8 million, or 11%, in the first nine months of 2017 as compared with same period in 2016. The increase was primarily the result of the additional personnel and related expenses to support the AT&T portal services business, the additional domestic marketing support personnel and related expenses resulting from our 2016 acquisition of assets from Technorati, and the additional marketing support personnel and related expenses necessary to support other sales and marketing initiatives across our product lines.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
General and administrative	$4,495	$4,871	(8)	$12,820	$15,027	(15)
Percentage of revenue	12%	15%		14%	16%

Three months - 2017 compared to 2016. General and administrative expenses decreased by $0.4 million, or 8%, in the three months ended September 30, 2017 as compared with the same period in 2016. The decrease was due in part to decreased rent and other facilities costs resulting from space reductions and office moves at a number of our locations, lower administrative office expenses and lower compensation expense.

Nine months - 2017 compared to 2016. General and administrative expenses decreased by $2.2 million, or 15%, in the nine months ended September 30, 2017 as compared with the same period in 2016. The decrease was due in part to decreased rent and other facilities costs resulting from space reductions and office moves at a number of our locations, lower bad debt expense, lower administrative office expenses, the non-recurrence of acquisition costs incurred in 2016, and lower compensation expense.

Depreciation and Amortization Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Depreciation and amortization	$2,596	$2,414	8	$7,004	$6,782	3
Percentage of revenue	7%	8%		7%	7%

Three months - 2017 compared to 2016. Depreciation and amortization increased by $0.2 million, or 8%, for the three months ended September 30, 2017 as compared to the same period in 2016 as the effect of increased depreciation of leased equipment and capitalized software development costs was partially offset by the effect of assets becoming fully depreciated.

Nine months - 2017 compared to 2016. Depreciation and amortization increased by $0.2 million, or 3%, in the nine months ended September 30, 2017 as compared to the same period in 2016, as the effect of increased depreciation of leased equipment and capitalized software development costs and increased amortization of intangible assets in 2017 in connection with our 2016 acquisition of Technorati were partially offset by the effect of assets becoming fully depreciated.

Gain on Sale of Investment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Gain on Sale of Investment	$1,902	$—	$1,902	$—

In July 2013, we made a $1.0 million strategic investment (in the form of a convertible promissory note) in Blazer and Flip Flops, Inc. (“B&FF”), doing business as “The Experience Engine,” a privately-held Delaware corporation.

During the three months ended September 30, 2017, B&FF was acquired by accesso Technology Group, plc, a U.K. public company, and we received, in connection with the sale of its investment in B&FF, cash and non-cash consideration totaling $2.9 million, including contingent consideration of cash and stock valued at approximately $0.3 million. We recorded a gain on sale of investment totaling $1.9 million in the three months ended September 30, 2017.

Other Income (Expense)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Other income (expense)	$99	$(38)	$172	$206

Other income consists of interest income and foreign currency transaction and measurement gains and losses related to our international operations.

Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Interest expense	$127	$75	69	$328	$227	44

Interest expense consists of interest on capital leases and long-term debt and increased in both the third quarter of 2017 and nine months ended September 30, 2017 over the comparable periods in 2016 primarily due to increased capital lease obligations, the increased interest rate on our long-term bank borrowings outstanding, offset partially by the reduced interest expense resulting from the May 2017 full payment of our bank debt following our public stock offering.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Provision for income taxes	$244	$379	(36)	$999	$783	28

The $0.2 million increase in our income tax provision in the first nine months of 2017 as compared to 2016 is due to the result of applying our estimated annual effective tax rate to the pre-tax loss results in the interim period.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements are for financing working capital, investing in capital expenditures such as computer hardware and software, supporting research and development efforts, introducing new technology, enhancing existing technology, and marketing our services and products to new and existing customers.

In April 2017, we completed an underwritten public offering (the “Offering”) of our common stock in which we sold 5,715,000 shares at a public offering price of $3.50 per share. Subsequently, in May 2017, and as part of the Offering, we completed the sale of 472,846 additional shares of our common stock at the same price upon the exercise of the underwriters’ over-allotment option, for a total of 6,187,486 shares. The Offering resulted in total net proceeds of approximately $20.0 million after deducting underwriters’ discounts and commissions and offering expenses.  The net proceeds will be used for general corporate purposes and additional working capital, and, in part, were used to fully repay our bank debt.  We believe the net proceeds have strengthened our balance sheet and allow us to acquire, or finance on more attractive terms, equipment and make other capital investments necessary to support additional customers and the delivery of additional services to our existing customers. In addition, we may also use a portion of the net proceeds to acquire or invest in businesses, products or technologies that we believe are complementary to our own, as such opportunities may arise.

In September 2013, we entered into a Loan and Security Agreement with Silicon Valley Bank, or the Lender, which was amended most recently in June 2017 (as amended, the “Loan Agreement”). The amendment temporarily modified the terms of the financial covenants with which we must comply on a quarterly basis. The Loan Agreement provides for a $12.0 million secured revolving line of credit with a stated maturity of September 27, 2018. The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of September 30, 2017, we had no outstanding borrowings under the Loan Agreement; subject to the operation of the borrowing formula, $10.2 million was available for draw under the Loan Agreement.

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

Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property. The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance. The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of September 30, 2017, we were in compliance with the covenants and anticipate continuing to be so.

As of September 30, 2017, we had approximately $22.9 million of cash and cash equivalents. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our revolving credit line, will be sufficient to meet our anticipated working capital, interest payments, capital lease payment obligations, and capital expenditure requirements for at least the next 12 months.

To the extent that existing cash and cash equivalents, cash from operations, cash from short-term borrowings and cash from the exercise of stock options are insufficient to fund our future activities, we may need to raise additional funds through public or private equity offerings or debt financings.

Cash Flows

Statement of Cash Flows Data

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Net cash (used in) provided by operating activities	$(2,911)	$6,711
Net cash used in investing activities	$(3,129)	$(6,746)
Net cash provided by (used in) financing activities	$14,657	$(626)

Cash (Used in) Provided by Operating Activities

In each period, cash flows provided by operating activities results from our net loss, adjusted for non-cash income and expense items and changes in our operating assets and liabilities.

Operating activities used $2.9 million of cash in the nine months ended September 30, 2017, as compared with cash provided by operating activities of $6.7 million in the nine months ended September 30, 2016. The change in operating cash flow totaled $9.6 million, resulting primarily from the change in our net loss, which increased from $7.7 million in the nine months ended September 30, 2016 to $9.7 million in the nine months ended September 30, 2017, including the $1.9 million gain on sale of investment, decreases in accounts payable and accrued expenses in 2017 totaling $3.8 million, as compared to an increase in accounts payable and accrued expenses in 2016 of $3.1 million, and increases in prepaid expenses and other assets in 2017 totaling $1.8 million, as compared to increases in prepaid expenses and other assets in 2016 totaling $1.3 million, offset partially by the effect of a $1.6 million larger decrease in accounts receivable in 2017 than in 2016.

Nine months ended September 30, 2017. The net loss was $9.7 million, which included non-cash depreciation and amortization expense of $7.0 million, stock-based compensation expense of $1.9 million, deferred income taxes of $0.2 million, gain on sale of investment of $1.9 million, and capitalized software impairment of $0.3 million. Changes in our operating assets and liabilities used $0.8 million of cash, primarily the result of a decreases in accounts payable, accrued expenses and other liabilities totaling $4.0 million, a decrease in deferred revenue of $0.5 million, and an increase in prepaid expenses and other assets of $1.6 million, partially offset by a $6.9 million decrease in accounts receivable. The decrease in accounts receivable was the result of lower receivables for syndicated advertising at September 30, 2017 as compared with the balance at December 31, 2016, offset partially by increased search and advertising receivables related to the AT&T Portal.  The decrease in accounts payable was the result of lower syndicated advertising payables at September 30, 2017 than at December 31, 2016.  The decline in accrued expenses and other liabilities was primarily due to a decrease in accrued compensation costs.

Nine months ended September 30, 2016. The net loss was $7.7 million, which included non-cash depreciation and amortization expense of $6.8 million and stock-based compensation expense of $2.1 million. Changes in our operating assets and liabilities provided $5.4 million of cash, primarily the result of a $5.3 million decrease in accounts receivable (without taking into effect accounts receivable acquired in the Technorati acquisition), a $1.8 million increase in accounts payable (also without taking into effect liabilities assumed in the Technorati acquisition), and a $1.3 million increase in accrued expenses and other liabilities, offset partially by a $1.3 million increase in prepaid expenses and other assets and a $1.7 million decrease in deferred revenue. The increase in prepaid expenses and other assets was primarily due to an increase in prepayments to vendors for components of our cost of revenue as well as an increase in prepayments for subcontracted development costs.  The increase in accrued expenses and other liabilities was primarily due to an increase in liabilities for syndicated advertising costs.

Cash Used in Investing Activities

Net cash used in investing activities totaled $3.1 million in the nine months ended September 30, 2017, as compared to $6.7 million in the comparable 2016 period. Cash payments for the purchase of property and equipment, primarily for the development of internal-use software, totaled $5.8 million in 2017, as compared to $4.2 million in the prior year.  Cash proceeds from the sale of our investment in B&FF totaled $2.6 million in the nine months ended September 30, 2017.  In the first nine months of 2016, we paid $2.5 million for the acquisition of assets from Technorati.

Cash Provided by (Used in) Financing Activities

For the nine months ended September 30, 2017, cash flows provided by financing activities were $14.7 million, as compared to cash flows used in financing activities which totaled $0.6 million in the comparable period in 2016.  We received net proceeds from our offering of common stock totaling $20.0 million, and paid our outstanding bank debt balance of $5.0 million.  Also contributing to the total cash flows provided by financing activities were payments of deferred acquisition related costs totaling $1.3 million and repayments on capital lease obligations totaling $0.9 million, offset partially by proceeds from the exercise of common stock options totaling $1.9 million.  For the nine months ended September 30, 2016, net cash used in financing activities consisted primarily of repayments of obligations under capital leases totaling $1.2 million, offset partially by proceeds from the exercise of common stock options totaling $0.7 million.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

During the nine months ended September 30, 2017, we fully paid our bank debt which had an outstanding balance of $5.0 million at December 31, 2016.  Funds borrowed under this facility bear interest at a variable annual rate, at our election, based on either the “prime rate” as published in The Wall Street Journal or LIBOR for the relevant period. If our liquidity coverage ratio (the ratio of cash plus eligible accounts receivable to bank borrowings under the related loan agreement) exceeds 2.75 to 1, LIBOR-based advances bear interest at LIBOR plus 3.5% and prime rate advances bear interest at the prime rate plus 1.0%.  If our liquidity coverage ratio falls below 2.75 to 1, LIBOR-based advances bear interest at LIBOR plus 4.0% and prime rate advances bear interest at the prime rate plus 1.5%. This arrangement subjects us to interest rate risk. A 10% increase or decrease in these interest rates would not have a significant impact on our interest expense. Refer to Note 5,  Long-Term Debt , of the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information about our outstanding debt.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Foreign Currency Exchange Risks

We are also subject to foreign currency exchange risk relating to our operations in Canada, Europe, India, Japan and Singapore. Our expenses at these locations are denominated in the local currencies and our results of operations are influenced by changes in the exchange rates between the U.S. Dollar and these local currencies, principally the Canadian Dollar, Euro, British Pound Sterling, Yen, Rupee and Singapore Dollar. In addition, certain of our accounts receivable are denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound Sterling, and Japanese Yen. A 10% increase or decrease in the applicable currency exchange rates could result in an increase or decrease in our currency exchange (loss) gain of approximately $0.1 million, calculated based on our foreign currency denominated accounts receivable as of September 30, 2017.

During the nine months ended September 30, 2017 and through the date of this report, we have entered into two foreign currency hedge contracts in order to hedge our foreign currency exchange risk on accounts receivable denominated in a foreign currency, and we may enter into such contracts in the future to minimize the foreign currency exchange risk with respect to significant foreign currency denominated accounts receivable balances.

We continue to evaluate our various foreign currency exchange rate exposures and may take additional steps to mitigate these exposures.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we have diversified our product portfolio and our customer base, we continue to derive a substantial portion of our revenue from a small number of Managed Portal customers. Revenue attributable to these customers includes the Recurring and Fee-Based revenue earned directly from them, as well as the search and digital advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our Managed Portals. For the three months ended September 30, 2017, revenue attributable to one customer (AT&T), accounted for approximately 25% of our revenue, or $9.2 million; no other customer accounted for 10% or greater of our revenue in the quarter.  For the nine months ended September 30, 2017, revenue attributable to two customers accounted for approximately 26% of our revenue, or $24.0 million.

We completed the deployment of our AT&T Portal during the second quarter of 2017 and are now focused on optimizing our revenue from this relationship.  If our contract with AT&T is not renewed or is otherwise terminated, or if revenue from the AT&T relationship were to decline due to competitive or other reasons, our results of operations and financial position would be adversely affected.

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

We rely on traffic on our Managed Portals to generate search and digital advertising revenue, a substantial portion of which is derived from text-based links to advertisers’ websites as a result of internet searches. We have a revenue-sharing relationship with Google under which we include a Google-branded search tool on our Managed Portals. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 12%, 28%, and 42% of our revenue in 2016, 2015, and 2014 or $15.9 million, $31.2 million, and $45.4 million, respectively, and approximately 15% of our revenue in the nine months ended September 30, 2017, or $14.0 million.  Our agreement with Google expires in February 2018 unless we and Google mutually elect to renew it. Additionally, Google may terminate our agreement if we experience a change in control, if we enter into an agreement providing for a change in control, if we do not maintain certain search and digital advertising revenue levels or if we fail to conform to Google’s search policies and advertising policies. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of internet traffic. Any changes in these methodologies, metrics and advertising technology platforms could decrease the advertising rates that we receive and/or the amount of revenue that we generate from digital advertisements. If advertisers were to discontinue their advertising via internet searches, if Google’s revenue from search-based advertising were to decrease, if Google’s share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be adversely affected. Moreover, consumers’ increased use of search tools other than the Google-branded search tool we provide would have similar effects.

We have a history of significant pre-tax net losses and may not be profitable in future periods, which would limit our ability to use our net operating loss carryforwards.

We have reported pre-tax net income in only three years, 2009, 2011 and 2012, in amounts of $0.3 million, $3.9 million, and $5.6 million, respectively.  In all other years, we have incurred losses, and at September 30, 2017 our cumulative net operating loss carryforward totaled approximately $24 million, including a pre-tax U.S. net loss of $10.0 million in the nine months ended September 30, 2017. We have previously taken cost saving measures, including a reduction in workforce carried out in September 2014. However, our expenses may increase in future periods as we implement initiatives designed to grow our business including, among other things, the start-up and product development expenses we continue to incur in connection with providing Managed Portals and Advertising solutions to new customers (as with AT&T), acquisitions of complementary businesses (such as our acquisition of the Zimbra assets and our acquisition of certain assets from Technorati), the development and marketing of new services and products, licensing of content, expansion of our infrastructure and international expansion. If our revenue does not sufficiently increase to offset these expected increases in operating expenses, we may incur significant losses and may not be profitable. We may not be able to return to or maintain profitability in the future. Any failure to achieve or maintain profitability may adversely affect our business, financial condition, results of operations and impact our ability to utilize our net operating loss carryforwards. As a result of our pre-tax cumulative losses, we have established a full valuation allowance against our deferred income tax asset, which includes our net operating loss carryforwards.

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

Our revenue from high-speed internet service and communications providers, including our search and digital advertising revenue generated by online consumer traffic on our Managed Portals and our revenue from our Email/Collaboration offerings, accounted for approximately 63% in 2016, approximately 82% in 2015, approximately 85% in 2014, and approximately 65% in the nine months ended September 30, 2017. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated revenue. Under our agreements with some of our customers, including CenturyLink, they have the right to terminate the agreement if we are acquired by one of their competitors.

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

Our future growth and profitability will depend in large part on the effectiveness and efficiency of our efforts to provide a compelling consumer experience that increases consumer engagement with our Managed Portals. We have made and will continue to make substantial investments in features and functionality for our technology that are designed to drive consumer engagement. As of September 30, 2017, we have invested in excess of $12 million in the aggregate in start-up expenses, development expenses and capital expenditures relating to our contract with AT&T, and we expect to continue to invest in features and functionality in connection with obtaining new customers.

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

Certain of our agreements with Managed Portals and Advertising customers and content providers require us to make fixed payments to them. As of September 30, 2017, the aggregate amount of such fixed payments for the remaining three months of 2017 through 2020 total approximately $2.3 million. We are required to make these fixed payments regardless of the achievement of any revenue objectives or subscriber or usage levels. If we do not achieve our financial objectives, these contractual commitments would constitute a greater percentage of our revenue than originally anticipated and would adversely affect our profitability.

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

In addition, while we are in compliance at September 30, 2017 with the financial covenants contained in our credit facility with Silicon Valley Bank, our future financial performance may potentially cause us to become not in compliance with those covenants, possibly restricting our ability to continue to borrow under our credit facility.

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

We collect, and have access to, personal information of subscribers, including names, addresses, account numbers, credit card numbers and email addresses. There are numerous federal, state and local laws, rules and guidelines around the world regarding privacy and the collection, storing, sharing, use, processing, disclosure, destruction and security of personal information and other subscriber data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. For example, the EU General Data Protection Regulation, or the Regulation, will be enforced beginning in May 2018.  The Regulation will replace the existing 1995 European Union Data Protection Directive, or the Directive, and will introduce new and onerous data protection requirements for companies processing data of European citizens, as well as substantial fines for breaches of the data protection rules. In 2016, to facilitate compliance with the Directive, the European Commission and the United States Department of Commerce designed a program known as the EU-US Privacy Shield, or the Privacy Shield, which provides a mechanism for U.S. companies to comply with data protection requirements under the Directive when transferring personal information from the European Economic Area, or the EEA, to the United States. The Privacy Shield includes more stringent operational and legal requirements for parties processing EEA personal information and imposes significant penalties for non-compliance. Similarly, in early 2017, the Swiss Federal Data Protection and Information Commissioner and the United States Department of Commerce designed a program known as the Swiss-U.S. Privacy Shield, which provides a mechanism for U.S. companies to comply with Swiss data protection requirements when transferring personal information from Switzerland to the United States. We certified compliance with the EU-US Privacy Shield and the Swiss-U.S. Privacy Shield to the United States Department of Commerce in December 2016 and June 2017, respectively.   Compliance with the EU-US Privacy Shield and Swiss-U.S. Privacy Shield are not, alone, sufficient to comply with the obligations contained in the Directive or the Regulation.

We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. However, we may fail to comply with such laws, rules and guidelines, and it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or our privacy-related legal obligations (including obligations in agreements with our customers), or any compromise of security that results in the unauthorized release or transfer of personal information or other subscriber data, may result in governmental enforcement actions, significant fines, loss of access to data transfer mechanisms, litigation or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, or, in some situations, terminate their agreements with us, all of which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws or our policies, such violations may also put subscriber information at risk and could in turn have an adverse effect on our business.

Any failure to convince advertisers of the benefits of advertising with us would harm our business, financial condition and results of operations.

We have derived and expect to continue to derive a substantial portion of our revenue from digital advertising, including advertising on our Managed Portals. Such advertising accounted for approximately 46%, 43%, and 36% of our revenue for the years ended December 31, 2016, 2015, and 2014, respectively, and approximately 46% and 43% of our revenue for the three and nine months ended September 30, 2017, respectively. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

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

Effective after the end of 2017, we have determined that we will no longer be an “emerging growth company” as defined in the Jumpstart Our Business Startups (“JOBS”) Act. Further, because the market value of our common stock held by non-affiliates at September 30, 2017 exceeded $75 million, we no longer qualify as a “smaller reporting company.” As such, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2017. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are designed or operating.  Further, any delay in compliance with the auditor attestation provisions of Section 404, could subject us to a variety of administrative sanctions, including ineligibility for short-form resale registration, action by the SEC, the suspension or delisting of our common stock and the inability of registered broker-dealers to make a market in our common stock, which would further reduce the trading price of our common stock and could harm our business.

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

As of September 30, 2017, we had substantial federal and state net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “five-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. For these purposes, a five-percent stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding stock. In addition, persons who own less than 5% of the outstanding stock are grouped together as one or more “public groups,” which are also treated as five-percent stockholders. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset United States federal and state taxable income and taxes may be subject to limitations.

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

We have derived and expect to continue to derive a majority of our revenue from search and digital advertising, including advertising on our Managed Portals. Such search and digital advertising revenue accounted for approximately 59%, 71% and 79% of our revenue for the years ended December 31, 2016, 2015 and 2014, or $74.9 million, $78.3 million, and $83.9 million respectively, and approximately 62% and 58% for the three and nine months ended September 30, 2017, or $22.7 and $54.2 million, respectively. However, the prospects for continued demand and market acceptance for internet advertising are uncertain. If advertisers do not continue to increase their usage of the internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the internet. As the internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for internet advertising. Many historical predictions by industry analysts and others concerning the growth of the internet as a commercial medium have overstated the growth of the internet and you should not rely upon them. This growth may not occur or may occur more slowly than estimated.

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

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, sharing, processing, disclosure, destruction and security of personal information by companies operating over the internet have come under increased public scrutiny and, as a result, there are an increasing number of regulations and industry standards that affect our business. Regulators, including the Federal Trade Commission and regulators in the EEA, have restricted and continue to restrict our ability to use personal information and therefore may limit or inhibit our ability to operate our business. In addition, many nations and economic regions have privacy protections that are more stringent or otherwise at odds with those in the United States. For example, the EEA traditionally has imposed stricter obligations and provided for more onerous penalties than the United States. The new EU General Data Protection Regulation (replacing the current EU Data Protection Directive) entered into force in May 2016 and will apply beginning in May 2018. The Regulation will introduce new data protection requirements in the European Union, as well as substantial fines for breaches of the data protection rules. Complying with new privacy and security requirements, whether imposed by regulation, contract or industry standard, will require additional expenditures and may result in a greater compliance burden for companies with users from the EEA.

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

Our directors and executive officers and their respective affiliates, beneficially own or directly or indirectly control (including by voting proxy), as of November 10, 2017, approximately 21% of our outstanding common stock (including exercisable options). Additionally, shares held by TZ Holdings as of November 10, 2017, representing approximately 4% of our outstanding common stock, are subject to a voting agreement pursuant to which all shares held by TZ Holdings shall be voted in the manner recommended by our

Board of Directors. As a result, these stockholders, if they were to act together, would have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they act together, would have the ability to influence significantly the management and affairs of our company. Accordingly, this concentration of ownership might harm the trading price of our common stock by:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Fourth Amendment to Portal and Advertising Services Agreement between Synacor, Inc. and AT&T Services, Inc. effective as of July 10, 2017.

10.2†	Statement of Work #1 to Portal and Advertising Services Agreement between Synacor, Inc. and AT&T Services, Inc. effective as of July 10, 2017.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

†	Confidential treatment has been requested for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNACOR, INC.
(Registrant)

Date: November 14, 2017	By:	/s/ Himesh Bhise
Himesh Bhise
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017	By:	/s/ William J. Stuart
William J. Stuart
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)