Form 10-K
period 2017-12-31
Synacor, Inc.
filed 2018-03-16
CIK 1408278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing sale price of $3.65 per share on The Nasdaq Global Market on June 30, 2017, was approximately $116.2 million. For purposes of this disclosure, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock at such time and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 13, 2018, there were 38,796,722 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated. That Proxy Statement will be filed within 120 days of registrant’s fiscal year ended December 31, 2017.

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

Our Business

We enable our customers to better engage with their consumers. Our customers include video, internet and communications providers, device manufacturers, governments and enterprises. We are their trusted technology development, multiplatform services and revenue partner. Our customers use our technology platforms and services to scale their businesses and extend their subscriber relationships.  We deliver managed portals, advertising solutions, email and collaboration platforms, and cloud-based identity management.

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

Products and Services

Our Managed Portals and Advertising solutions provide our customers with substantial revenue opportunities generated by their consumers’ engagement across devices. Managed Portals and Advertising solutions generated 60% of our revenue for 2017.

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

Our Recurring and Fee-Based Revenue solutions generated 40% of our revenue for 2017 and are comprised of our Cloud-based Identity Management solutions, Email/Collaboration Services, and paid content and premium services:

Cloud ID Authentication

Consumers can watch TV on a myriad of devices, but many find the login process frustrating. Synacor Cloud ID addresses this issue by offering home-based auto-authentication and social login, which improve the consumer experience by reducing login failures.

Once a consumer is authenticated, our Search & Discovery Metadata Platform helps them find their desired content successfully and easily. We curate videos every day and have compiled more than 10 million video assets from hundreds of sources. We believe that we fill an important role for our customers as use of streaming video increases and consumers’ video content consumption preferences shift away from traditional viewing habits.

Email/Collaboration

Our Email/Collaboration Services include white-label hosting, security and migration. With the acquisition of certain assets related to the Zimbra Email/Collaboration products and services business (the “Zimbra assets” or “Zimbra”) in 2015, our software and managed service offering now supports a network of more than 1,900 channel partners (value-added resellers, or VARs, and Business Service Providers, or BSPs), and over 4,000 enterprise, government and nonprofit customers, and it powers approximately 530 million mailboxes.

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

Increasing value for existing customers by optimizing user experience and monetization

With respect to our Managed Portals and Advertising solutions, 95% of our customers’ consumers have upgraded to our latest-generation portal. Our portal, with its engaging user experience and responsive design for desktop and mobile web, and our mobile apps, have video threaded throughout and is designed to optimize consumer engagement and monetization. We are also decreasing the implementation time for customers to launch our latest-generation portal.

Innovating on Synacor-as-a-platform for advanced services

Our Cloud ID Authentication platform is reported as having some of the highest consumer login success rates in the industry.

In 2017, we expanded our Cloud ID relationships with content providers, service providers, OTT players, and device manufacturers. We delivered Authentication services for HBO GO, providing, for example, authentication in connection with the Game of Thrones’ record-breaking seventh season premiere.  Additionally, Apple uses Synacor’s Authentication services to support Apple Single Sign-On. The current wave of multichannel video programming distributors, or MVPDs, launched by Apple are almost all running on Synacor’s Cloud ID Advanced Authentication platform. Our Authentication services also support three of the top five OTT players including Sling TV and PlayStation Vue, simplifying the consumer log-in experience.

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

In the fourth quarter of 2017, Synacor added more than 150 new Zimbra Email and Collaboration Suite customers around the world.

Extending our product portfolio into emerging growth areas

We plan to capitalize on opportunities such as international expansion and delivery of business services. Through our acquisition of the Zimbra assets we have expanded our international customer base, and we believe this represents an opportunity to find new customers for our Managed Portals and Advertising solutions.

Technology and Operations

Technology Architecture

To route traffic through our network in the most efficient manner, we use load-balancing products. These products spread work among multiple servers and link controllers that monitor the availability and performance of multiple connections. Our technology is reliable, fault tolerant and scalable through the addition of more servers as usage grows. In 2017 and 2016, we spent

$27.4 million and $25.6 million, respectively (exclusive of depreciation and amortization) on technology and development activities. The cost of these activities is generally not borne directly by our customers.

Data Center Facilities

We currently operate and maintain eight data centers in regionally diverse locations and have a network operations center that is staffed 24 hours a day, seven days a week. Our primary data centers are located in shared facilities in Allen, Texas; Atlanta, Georgia; Dallas, Texas; Lewis Center, Ohio; Denver, Colorado; Toronto, Canada; Watertown, Massachusetts; and Amsterdam, The Netherlands. All systems are fully monitored for reporting continuity and fault isolation. The data centers are each in a physically secure facility using monitoring, environmental alarms, closed circuit television and redundant power sources. Our network operations center also is located in a secure facility.

Customers

Our Managed Portals and Advertising customers principally consist of high-speed internet service providers, such as AT&T, Windstream, Mediacom and CenturyLink, as well as consumer electronics manufacturers, such as Toshiba America Information Systems, Inc. (Toshiba). Contracts with these customers typically have an initial term of two to three years from the deployment of our Managed Portals and frequently provide for one or more automatic renewal terms of one to two years each. Our Managed Portals and Advertising customer contracts typically contain service level agreements that call for specific system “up times” and 24 hours per day, seven days per week support. As of December 31, 2017, we had agreements with over 50 Managed Portals and Advertising customers.

Our Recurring and Fee-Based customers consist of high-speed internet service providers along with enterprises, government and nonprofit organizations, either directly or through resellers. Contracts with these customers typically have an initial term of one to three years and frequently provide for one or more automatic renewal terms of one to two years each. Our Recurring and Fee-Based customer contracts also typically contain service level agreements that call for specific system “up times” and 24 hours per day, seven days per week support. As of December 31, 2017, we had agreements, both directly and indirectly through resellers, with over 120 high-speed internet service providers and over 4,000 enterprise, government and nonprofit customers.

For 2017, revenue attributable to two of our customers exceeded 10% of our revenue each, and on a combined basis accounted for approximately 28% of our revenue, or $39.4 million.

Content and Service Providers

We license the content available in our Managed Portals, including free and paid content offerings and premium services, from numerous third-party content and service partners. These partners provide a variety of content, including news and information, entertainment, sports, music, video, games, shopping, travel, autos, careers and finance. Our relationships with content providers give consumers access to over one hundred thousand short-form video and articles each month. To obtain this content, we enter into a variety of licensing arrangements with the content providers. These arrangements are typically one to three years in duration with payment terms that may be based on traffic, advertising revenue share, number of subscribers, flat fee payments over time, or some combination thereof. In addition to using licensed content to populate our Managed Portals, we also provide premium services and paid content that subscribers may purchase for additional fees. As of December 31, 2017, we had arrangements with over 65 content providers, such as The Associated Press, CNN, Tribune Content Agency, Gracenote, and Bankrate.

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

Our advertising sales team sells advertising inventory directly to advertisers, frequently through the advertising agencies representing those advertisers. These advertisers may be small companies with the advertising locally or regionally focused on the Managed Portals of one customer, or large companies with nationwide advertising on the Managed Portals of many customers. We have a team of direct advertising sales employees and independent advertising sales representatives focused on this effort and will continue to develop this team and attempt to grow the amount of advertising revenue generated with our customers. As of December 31, 2017, we had arrangements with over 100 advertising partners such as AppNexus, Comcast Spotlight, Criteo, DoubleClick, NCC Media, Mediavest, and Telaria.

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

We sell to internet service providers primarily through a direct sales force consisting of regional account executives. Sales cycles can be six months or longer. We sell to prospective government, nonprofit and enterprise customers through a two-tier indirect model via over 1,900 channel partners (VARs and BSPs).  Our VARs sell on-premise licenses to end customers while our BSPs sell a cloud service to the end customer. Sales cycles can range from thirty days to six months, depending on size and scope.

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

There are numerous federal, state and local laws, rules and guidelines around the world regarding privacy and the collection, storing, sharing, use, processing, disclosure, destruction and security of personal information and other subscriber data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. For example, the new EU General Data Protection Regulation (replacing the current EU Data Protection Directive) entered into force in May 2016 and will apply beginning in May 2018. The Regulation will introduce new data protection requirements for companies processing data of European citizens, as well as substantial fines for breaches of the data protection rules. These laws impact our business because we collect and use personal information through our technology. We use this information to deliver more relevant content and services and provide consumers with a personalized online experience. We share this information on an aggregate basis with our customers and content providers and, subject to confidentiality agreements, to prospective customers and content providers. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. The United States Department of Commerce designed the EU-US Privacy Shield and the Swiss-U.S. Privacy Shield with the European Commission and the Swiss Federal Data Protection and Information Commissioner, respectively, in order to facilitate (but do not, alone, constitute) compliance with the applicable data protection requirements. We certified compliance with the EU-US Privacy Shield in December 2016 and the Swiss-U.S. Privacy Shield in June 2017. Laws such as the Regulation, CAN-SPAM Act of 2003 or other user privacy or security laws could require us to incur additional expenditures for compliance, result in governmental enforcement actions, significant fines, loss of access to data transfer mechanisms or litigation, restrict our and our customers’ ability to market products to their consumers, create uncertainty in internet usage and reduce the demand for our services and products or require us to make changes to our data and security practices and our services and products, including Managed Portals.

Intellectual Property

We believe that the protection of our intellectual property is critical to our success. We rely on copyright, trademark and patent enforcement, contractual restrictions and trade secret, trade dress and domain name laws to protect our brand and other proprietary and intellectual property rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements and other agreements containing confidentiality protections with certain parties with whom we conduct business in order to limit access to, and disclosure of, our proprietary information and technology, such as trade secrets, confidential information, know-how and technical information. We have applied for patents to protect certain of our intellectual property.  In addition, we have acquired intellectual property, including patents and trademarks, through our acquisitions including Zimbra, Technorati, NimbleTV and Teknision. We have three trademark registrations in the United States for SYNACOR (U.S. Registration Numbers 5108679, 2845578 and 2811272).

We endeavor to protect our internally-developed systems and maintain our trademarks. We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by United States and international copyright laws.

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

Managed Portals and Advertising Solutions

In addition, with respect to our Managed Portals and Advertising solutions, we compete with companies such as Facebook, Inc.; Google; Oath, a division of Verizon; Hulu; Netflix; Amazon; and MSN, a division of Microsoft Corporation, or Microsoft, which have destination websites of their own or are capable of delivering content, service offerings and search or advertising models similar to ours.

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

We believe the principal competitive factors in the email/collaboration market include a company’s ability to:

•	provide customers the ability to perform security and compliance audits of our source code;
•	deliver anti-spam, anti-virus and encryption technologies;
•	provide products and services at lowest possible total cost of ownership (TCO);
•	provide local partners the ability to store data within the legal jurisdiction of the country where their customers do business;
•

provide an enterprise-ready solution suitable for large-scale deployments including such enterprise features such as delegated administration, detailed logging, and performance and availability transparency;

•	offer access to real-time performance and availability statistics;
•	afford customers and partners the ability to rebrand their cloud collaboration experience; and
•	make available to partners both integrations and extensions to the collaboration cloud environment specific to customers’ needs.

We believe that we distinguish ourselves from potential competitors in several ways. First, we offer our Email/Collaboration products and services a la carte, enabling customers to buy only the services they need, providing for a much lower TCO. Second, our Zimbra Email/Collaboration solution is a complete feature-rich, enterprise-ready solution scalable up to 40 million mailboxes. Finally, our products are customizable and extendable and designed to meet very high standards of security.

Employees

As of December 31, 2017, we had 320 employees in the United States and 129 based internationally. Of these employees, 446 were full-time employees.  None of our employees are represented by a labor union, and we consider current employee relations to be good.

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

Although we have diversified our product portfolio and our customer base, we continue to derive a substantial portion of our revenue from a small number of Managed Portal customers. Revenue attributable to these customers includes the Recurring and Fee-Based revenue earned directly from them, as well as the search and digital advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our Managed Portals. For 2016, revenue attributable to one customer accounted for approximately 16% of our revenue, or $20.8 million, and no other customer accounted for 10% or more of our revenue for that period.  For 2017, revenue attributable to two customers each exceeded 10% of our total revenue, and on a combined basis accounted for approximately 28% of our revenue, or $39.4 million.

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

We derive a substantial portion of our revenue from AT&T, with revenue attributable to AT&T exceeding the revenue attributable to any of our other customers. If our contract with AT&T is not renewed or is otherwise terminated, or if revenue from the AT&T relationship were to decline due to competitive or other reasons, our results of operations and financial position would be adversely affected.

Our search advertising partner, Google, accounts for a significant portion of our revenue, and any loss of, or diminution in, our business relationship with Google would adversely affect our financial performance.

We rely on traffic on our Managed Portals to generate search and digital advertising revenue, a substantial portion of which is derived from text-based links to advertisers’ websites as a result of internet searches. We have a revenue-sharing relationship with Google under which we include a Google-branded search tool on our Managed Portals. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 14%, 12%, and 28% of our revenue in 2017, 2016, and 2015 or $20.1 million, $15.9 million, and $31.2 million respectively. Our agreement with Google was extended in February 2018 for a one-month period and expires on March 28, 2018.  Historically, we and Google and its affiliates have operated under short-term extensions during negotiations of renewals. Additionally, Google may terminate our agreement if we experience a change in control, if we enter into an agreement providing for a change in control, if we do not maintain certain search and digital advertising revenue levels or if we fail to conform to Google’s search policies and advertising policies. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of internet traffic. Any changes in these methodologies, metrics and advertising technology platforms could decrease the advertising rates that we receive and/or the amount of revenue that we generate from digital advertisements. If advertisers were to discontinue their advertising via internet searches, if Google’s revenue from search-based advertising were to decrease, if Google’s share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be adversely affected. Moreover, consumers’ increased use of search tools other than the Google-branded search tool we provide would have similar effects.

We have a history of significant pre-tax net losses and may not be profitable in future periods.

We have reported pre-tax net income in only three years, 2009, 2011 and 2012, in amounts of $0.3 million, $3.9 million, and $5.6 million, respectively.  In all other years, we have incurred losses, and at December 31, 2017 our cumulative U.S. federal net operating loss carryforward was $27 million. We have previously taken cost saving measures, including a reduction in workforce, in September 2014.  However, our expenses have increased and may increase in future periods as we implement initiatives designed to grow our business including, among other things, the ongoing costs and expenses we must incur in connection with providing Managed Portal and Advertising solutions to AT&T, acquisitions of complementary businesses (such as our acquisition of the Zimbra assets and our acquisition of assets from Technorati), the development and marketing of new services and products, licensing of content, expansion of our infrastructure and international expansion. If our revenue does not sufficiently increase to offset these expected increases in operating expenses, or if we are not able to sufficiently reduce costs in the event our revenue increases fail to materialize, we may incur significant losses and may not be profitable. For example, although our revenue in 2017 increased as compared to 2016 and our revenue in 2016 increased as compared to 2015, we have not yet returned to profitability. We may not be able to return to or maintain profitability in the future. Any failure to achieve or maintain profitability may adversely affect our business, financial condition, results of operations and impact our ability to utilize our net operating loss carryforwards. As a result of our pre-tax cumulative losses, we have established a full valuation allowance against our net deferred income tax asset, which includes our net operating loss carryforwards.

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

To retain our existing customers, attract new customers and increase revenue, we must continue to develop and introduce new services and products on a timely basis and continue to develop additional features to our existing product base. If our existing and prospective customers do not perceive that we will deliver committed enhancements to our services and products on schedule, or if they do not perceive our services and products to be of sufficient value and quality, we may lose the confidence of our existing customers and fail to increase sales to these existing customers, existing customers may be able to terminate their agreements with us, and we may not be able to attract new customers, each of which would adversely affect our operating results.

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

Our revenue from high-speed internet service and communications providers, including our search and digital advertising revenue generated by online consumer traffic on our Managed Portals and our revenue from our Email/Collaboration offerings, accounted for approximately 63% in 2017, approximately 63% in 2016 and approximately 82% in 2015. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated revenue. Under our agreements with some of our customers, including CenturyLink, they have the right to terminate the agreement if we are acquired by one of their competitors.

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

Our future growth and profitability will depend in large part on the effectiveness and efficiency of our efforts to provide a compelling consumer experience that increases consumer engagement with our Managed Portals. We have made and will continue to make substantial investments in features and functionality for our technology that are designed to drive consumer engagement. We invested more than $10 million through June 30, 2017 in start-up expenses, development expenses and capital expenditures relating to our contract with AT&T.

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

In 2016, we announced an initiative to promote support for our open source Zimbra Email/Collaboration solution with the expectation that the initiative would lead to increased maintenance, support and professional service revenue, and we received our first customer orders for maintenance and support services related to the open source solution.  However, there can be no assurance that this initiative will yield a material increase in revenue.

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

Our agreements with some of our customers, content providers, and service providers require fixed payments, which could adversely affect our financial performance.

Certain of our agreements with Managed Portals and Advertising customers and content providers require us to make fixed payments to them. The aggregate amount of such fixed payments for the year ending December 31, 2018 is approximately $2.7 million. We are required to make these fixed payments regardless of the achievement of any revenue objectives or subscriber or usage levels. If we do not achieve our financial objectives, these contractual commitments would constitute a greater percentage of our revenue than originally anticipated and would adversely affect our profitability.

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

Not all of our data centers are on full second-site redundancy, only certain customers require this capability. We regularly back-up our systems and store the system back-ups in Atlanta, Georgia; Watertown, Massachusetts; Dallas and Allen, Texas; Lewis Center, Ohio; Denver, Colorado; Toronto, Canada; and Amsterdam, the Netherlands. If we were forced to relocate to an alternate site and to rely on our system back-ups to restore the systems, we would experience significant delays in restoring the functionality of our platform and could experience loss of data, which could harm our business and our operating results.

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

Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance, marketing and creative personnel. Further, we will need to hire personnel outside the United States to continue to pursue an international expansion strategy.  We face intense competition for qualified individuals from numerous technology, marketing and media companies, and we may incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals, or we may be required to pay increased compensation in order to do so. If we were to be unable to attract and retain the qualified personnel we need to succeed, our business could suffer.

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

Through much of our history, our business expansion had resulted from organic growth. More recently, however, we have sought to, and may continue to seek to, grow through strategic acquisitions. For example, in the first quarter of 2016, we acquired certain assets from Technorati, and in 2015, we acquired the Zimbra assets and certain assets of NimbleTV. Our goal of returning to growth may place significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new technologies and acquisitions (such as the assets acquired from Technorati, Zimbra, and NimbleTV) into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees. Growth could strain our ability to:

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

In February 2016 we acquired substantially all of the assets of, and hired certain personnel from, Technorati; and in 2015 we acquired the Zimbra assets and hired certain related personnel and we purchased assets from, and hired the personnel of, NimbleTV. We may decide to pursue other acquisitions of, investments in, or joint ventures involving other technologies and businesses in the future. Such transactions could divert our management’s time and focus from operating our business.

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

The operation of our business and our growth strategy may require significant additional capital, especially if we were to accelerate our expansion and acquisition plans. For example, we invested more than $10 million in 2016 and 2017 in operating expenses and capital expenditures preparing to support AT&T as a customer, and an additional $4.6 million in 2017 in the development of internal-use software and software for sale or license to other customers.  If the cash generated from operations and otherwise available to us is not sufficient to meet our capital requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We may not be able to raise needed capital on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may cause our existing stockholders to suffer substantial dilution. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. As with our credit facility with Silicon Valley Bank, any debt financing obtained by us in the future could contain financial or other covenants that may potentially restrict our operations, and if we do not effectively manage our business to comply with those covenants, our business, financial condition and results of operations could be adversely affected.

While we successfully raised approximately $20.0 million in an underwritten public offering of 6,187,846 shares of our common stock in April and May of 2017, the net proceeds of that offering may not be sufficient to meet our objectives, including funding our growth plans and potential acquisitions as they may arise.

In addition, while we are in compliance at December 31, 2017 with the financial covenants contained in our credit facility with Silicon Valley Bank, our future financial performance, including our future capital expenditures, may potentially cause us to become not in compliance with those covenants, possibly restricting our ability to continue to borrow under our credit facility.

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

We collect, and have access to, personal information of subscribers, including names, addresses, account numbers, credit card numbers and email addresses. There are numerous federal, state and local laws, rules and guidelines around the world regarding privacy and the collection, storing, sharing, use, processing, disclosure, destruction and security of personal information and other subscriber data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. For example, the EU General Data Protection Regulation, or the Regulation, will be enforced beginning in May 2018.  The Regulation will replace the existing 1995 European Union Data Protection Directive, or the Directive, and will introduce new and onerous data protection requirements for companies processing data of European citizens, as well as substantial fines for breaches of the data protection rules. In 2016, to facilitate compliance with the Directive, the  European Commission and the United States Department of Commerce designed a program known as the EU-U.S. Privacy Shield, or the Privacy Shield, which provides a mechanism for U.S. companies to comply with data protection requirements under the Directive when transferring personal information from the European Economic Area, or the EEA, to the United States. The Privacy Shield includes more stringent operational and legal requirements for parties processing EEA personal information and imposes significant penalties for non-compliance. Similarly, in early 2017, the Swiss Federal Data Protection and Information Commissioner and the United States Department of Commerce designed a program known as the Swiss-U.S. Privacy Shield, which provides a mechanism for U.S. companies to comply with Swiss data protection requirements when transferring personal information from Switzerland to the United States. We certified compliance with the EU-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield to the United States Department of Commerce in December 2016 and June 2017, respectively. Compliance with the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield are not, alone, sufficient to comply with the obligations contained in the Directive or the Regulation.

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

We have derived and expect to continue to derive a substantial portion of our revenue from digital advertising, including advertising on our Managed Portals. Such advertising accounted for approximately 45%, 46%, and 43% of our revenue for the years ended December 31, 2017, 2016, and 2015, respectively. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

•	increasing the numbers of consumers using our Managed Portals;
•	maintaining consumer engagement on those Managed Portals;
•	competing effectively for advertising spending with other online and offline advertising providers.

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

If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected.

As a public company, we are required to maintain internal control over financial reporting and to disclose any material weaknesses in such internal control. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. The Sarbanes-Oxley Act also requires that our management report on internal control over financial reporting be attested to by our independent registered public accounting firm.

During our assessment of internal control over financial reporting as of December 31, 2017, we identified three material weaknesses in our internal control over financial reporting: (i) an ineffective control environment due to a lack of sufficient qualified accounting personnel with an appropriate level of knowledge and experience, (ii) ineffective control activities due to the lack of timeliness in executing business process controls, and (iii) ineffective monitoring controls to ascertain whether the components of internal control were present and functioning. We are working to remediate these material weaknesses. For more information about these material weaknesses and our remediation efforts, see Item 9A. “Controls and Procedures.” Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our efforts may not be successful in remediating these material weaknesses. As part of the remediation process, we may incur additional costs in improving our internal control over financial reporting.

Many of the internal controls we have implemented pursuant to the Sarbanes-Oxley Act are process controls with respect to which a material weakness may be found whether or not any error has been identified in our reported financial statements. This may be confusing to investors and result in damage to our reputation, which may harm our business. Additionally, the proper design and assessment of internal controls over financial reporting are subject to varying interpretations, and as a result, application in practice may evolve over time as new guidance is provided by regulatory and governing bodies and as common practices evolve. This could result in continuing uncertainty regarding the proper design and assessment of internal controls over financial reporting and higher costs necessitated by ongoing revisions to internal controls.

We must continue to monitor and assess our internal control over financial reporting. If we are unable to successfully remediate these material weaknesses or if we identify additional material weaknesses, we may not detect errors on a timely basis and our financial statements may be materially misstated. This could harm our operating results, cause us to fail to meet our SEC reporting obligations or Nasdaq listing requirements on a timely basis, adversely affect our reputation, cause our stock price to decline or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements.

Notwithstanding the material weaknesses identified during our assessment, we have concluded, and our auditors have expressed an unqualified opinion, that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position of the Company at December 31, 2017 and December 31, 2016 and the consolidated results of operations and cash flows for each of the three fiscal years in the period ended December 31, 2017 in conformity with U.S. generally accepted accounting principles.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited as a result of future transactions in our stock which may be outside our control.

As of December 31, 2017, we had substantial federal and state net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “five-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. For these purposes, a five-percent stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding stock. In addition, persons who own less than 5% of the outstanding stock are grouped together as one or more “public groups,” which are also treated as five-percent stockholders. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset United States federal and state taxable income and taxes may be subject to limitations.

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

We have derived and expect to continue to derive a majority of our revenue from search and digital advertising, including advertising on our Managed Portals. Such search and digital advertising revenue accounted for approximately 60%, 59% and 71% of our revenue for the years ended December 31, 2017, 2016 and 2015, or $83.6 million, $74.9 million, and $78.3 million respectively. However, the prospects for continued demand and market acceptance for internet advertising are uncertain. If advertisers do not continue to increase their usage of the internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the internet. As the internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for internet advertising. Many historical predictions by industry analysts and others concerning the growth of the internet as a commercial medium have overstated the growth of the internet and you should not rely upon them. This growth may not occur or may occur more slowly than estimated.

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

Competition in the market for internet-based services and products in which we operate is intense and involves rapidly changing technologies and customer and subscriber requirements, as well as evolving industry standards and frequent product introductions. Our competitors may develop solutions that are similar or superior to our technology. Our primary competitors include high-speed internet service providers with internal information technology staff capable of developing solutions similar to our technology. Other competitors include: Google; Oath, a division of Verizon; and MSN, a division of Microsoft. Advantages some of our existing and potential competitors hold over us include the following:

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

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, sharing, processing, disclosure, destruction and security of personal information by companies operating over the internet have come under increased public scrutiny and, as a result, there are an increasing number of regulations and industry standards that affect our business. Regulators, including the Federal Trade Commission and regulators in the EEA, have restricted and continue to restrict our ability to use personal information and therefore may limit or inhibit our ability to operate our business. In addition, many nations and economic regions have privacy protections that are more stringent or otherwise at odds with those in the United States. For example, the EEA traditionally has imposed stricter obligations and provided for more onerous penalties than the United States. The new EU General Data Protection Regulation (replacing the current EU Data Protection Directive) entered into force in May 2016 and will apply beginning in May 2018. The Regulation will introduce new data protection requirements in the European Union, as well as substantial fines for breaches of the data protection rules. Complying with new privacy and security requirements, whether imposed by regulation, contract or industry standard, will require additional expenditures and may result in a greater compliance burden for companies with employees or users in the EEA.

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

Our directors and executive officers and their respective affiliates, beneficially own or directly or indirectly control (including by voting proxy), as of March 14, 2018, approximately 19% of our outstanding common stock (including exercisable options). These stockholders, if they were to act together, would have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they act together, would have the ability to influence significantly the management and affairs of our company. Accordingly, this concentration of ownership might harm the trading price of our common stock by:

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

Certain of our stockholders who held shares of our preferred stock before the consummation of our public offering (and who now hold shares of our common stock) may be able to sell these shares in the public market without registration under Rule 144.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on March 14, 2018, our trading price has ranged from $1.03 to $18.00. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to the various factors set forth in this “Risk Factors” section, as well as:

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

The requirements of these rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel must devote a substantial amount of time to these requirements. In particular, we have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, including remediating the material weaknesses described in Item 9A. “Controls and Procedures.” For example, we have assigned additional personnel within our finance department to the implementation, administration and evaluation of our internal control over financial reporting, and we engaged an outside public accounting firm to provide us with the services of accounting support personnel.

Moreover, the rules and regulations applicable to public companies also make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, especially those directors who may be considered independent for purposes of Nasdaq rules, and officers may be significantly curtailed.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located at 40 La Riviere Drive, Buffalo, New York 14202. We lease approximately 31,000 square feet of office space at this address pursuant to a sublease agreement that expires in November 2018 and, following that, a direct lease that expires November 2021.

We also maintain administrative and product development offices in New York, New York; Ottawa, Ontario, Canada; Westford, Massachusetts; Frisco, Texas; Los Angeles and San Francisco, California; Pune, India; London, United Kingdom; Tokyo, Japan; Paris, France; and Singapore. Our data centers are located in Atlanta, Georgia; Dallas and Allen, Texas; Watertown, Massachusetts; Lewis Center, Ohio; Denver, Colorado; Toronto, Canada; and Amsterdam, The Netherlands.

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

The following table sets forth, for the indicated periods, the high and low sales prices per share by quarter for our common stock as reported by Nasdaq:

Fiscal Year 2017 Quarters Ended:	High	Low
March 31, 2017	$4.25	$2.90
June 30, 2017	$4.20	$3.25
September 30, 2017	$3.95	$2.30
December 31, 2017	$2.85	$1.96
Fiscal Year 2016 Quarters Ended:
March 31, 2016	$1.95	$1.38
June 30, 2016	$3.98	$1.33
September 30, 2016	$3.34	$2.51
December 31, 2016	$3.40	$2.65

Holders of Record

As of March 14, 2018, there were 103 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required to be disclosed by Item 201(d) of Regulation S-K regarding our equity securities authorized for issuance under our equity incentive plans is incorporated herein by reference to the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of fiscal year 2017 pursuant to Regulation 14A.

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

We derived the selected consolidated financial data for the years ended December 31, 2017, 2016, and 2015 and as of December 31, 2017 and 2016 from our audited consolidated financial statements and related notes, which are included in this Annual Report on Form 10-K. We derived the selected consolidated financial data for the years ended December 31, 2014 and 2013 and as of December 31, 2015, 2014 and 2013 from our audited consolidated financial statements and related notes, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2017	2016	2015 (4)	2014	2013
	(in thousands except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$140,027	$127,373	$110,245	$106,579	$111,807
Costs and operating expenses:
Cost of revenue (1)	70,053	59,146	54,423	57,939	59,622
Technology and development (1)(2)	27,642	25,612	20,007	26,259	28,458
Sales and marketing (2)	24,941	22,846	16,272	10,807	8,124
General and administrative (1)(2)	17,800	19,695	15,543	14,249	11,663
Depreciation and amortization	9,820	9,235	6,901	5,126	4,650
Gain on sale of domain	—	—	—	(1,000)	—
Total costs and operating expenses	150,256	136,534	113,146	113,380	112,517
Loss from operations	(10,229)	(9,161)	(2,901)	(6,801)	(710)
Gain on sale of investment	1,987	—	—	—	—
Interest expense	(433)	(318)	(245)	(218)	(193)
Other expense	(2)	(42)	(16)	(28)	(37)
Loss before income taxes	(8,677)	(9,521)	(3,162)	(7,047)	(940)
Provision (benefit) for income taxes	1,100	1,219	239	4,821	(134)
Loss in equity interest	—	—	(73)	(1,063)	(561)
Net loss	$(9,777)	$(10,740)	$(3,474)	$(12,931)	$(1,367)
Net loss per share:
Basic	$(0.27)	$(0.36)	$(0.12)	$(0.47)	$(0.05)
Diluted	$(0.27)	$(0.36)	$(0.12)	$(0.47)	$(0.05)
Weighted average shares used to compute net loss per share:
Basic	36,381,299	30,251,685	28,213,838	27,389,793	27,306,882
Diluted	36,381,299	30,251,685	28,213,838	27,389,793	27,306,882
Other Financial Data:
Adjusted EBITDA (3)	$2,337	$3,179	$7,593	$2,180	$6,501

Notes:

(1)	Exclusive of depreciation and amortization shown separately.
(2)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2017	2016	2015 (4)	2014	2013
	(in thousands)
Technology and development	$744	$921	$936	$1,621	$1,184
Sales and marketing	636	784	942	599	348
General and administrative	1,110	1,066	1,237	1,375	1,029
	$2,490	$2,771	$3,115	$3,595	$2,561

(3)

We define adjusted EBITDA as net loss plus: provision (benefit) for income taxes, interest expense, other expense, depreciation and amortization, asset impairments, loss in equity interest, stock-based compensation, losses on disposal of property and equipment, acquisition costs and certain one-time items, and minus gains on sales of investments. Please see “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

(4)	Results for 2015 include the results of operations relating to the acquired Zimbra assets since the closing of the acquisition in September 2015.

	As of December 31,
	2017	2016	2015 (4)	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$22,476	$14,315	$15,697	$25,600	$36,397
Accounts receivable, net	31,696	27,386	24,341	20,479	14,569
Property and equipment, net	20,505	14,406	14,377	15,128	14,085
Total assets	108,780	93,399	89,026	66,238	74,789
Long-term debt and capital lease obligations	5,815	6,996	7,581	1,383	885
Total stockholders’ equity	54,345	39,649	46,104	42,482	52,231

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

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;
•	adjusted EBITDA does not reflect the impact of tax payments that may represent a reduction in cash available to us;
•	adjusted EBITDA does not reflect the impact of principal or interest payments required to service our capital leases or long-term debt borrowings (if any);
•	adjusted EBITDA does not reflect the impact of the cost of business acquisitions on the cash available to us;
•	adjusted EBITDA does not reflect the impact of non-recurring items, such as the costs associated with reductions in workforce, on the cash available to us: and
•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net (loss) income and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net (loss) income for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(9,777)	$(10,740)	$(3,474)	$(12,931)	$(1,367)
Provision (benefit) for income taxes	1,100	1,219	239	4,821	(134)
Interest expense	433	318	245	218	193
Other expense	2	42	16	28	37
Depreciation and amortization	9,820	9,235	6,901	5,126	4,650
Capitalized software impairment	256	334	—	—	—
Stock-based compensation expense	2,490	2,771	3,115	3,595	2,561
Gain on sale of investment	(1,987)	—	—	—	—
Loss in equity interest	—	—	73	1,063	561
Gain on sale of domain	—	—	—	(1,000)	—
Reduction in workforce severance and related costs	—	—	—	1,260	—
Acquisition costs	—	—	478	—	—
Adjusted EBITDA	$2,337	$3,179	$7,593	$2,180	$6,501

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During 2017, Managed Portals and Advertising revenue was $83.6 million, an increase of 12% compared to $74.9 million in 2016. Search revenue increased by $4.3 million, or 27%, in 2017 compared to 2016. We believe the increase was due to higher search activity associated with the AT&T portal, which was fully implemented by the end of the second quarter of 2017, offset in part by the increased usage of competitor search tools on other devices, such as tablets and smartphones, generally across the consumer base. In addition, we believe a portion of the decrease was due to the continued residual effect of the placement of our Managed Portals on the second tab of the default Windows 8 internet browser by our consumer electronics customers. Further, upgrades to the Windows 10 operating system default to Microsoft’s latest Edge browser and displace users’ previous browser settings including default homepages, which can also lead to decreased search and digital advertising revenue.

We anticipate that search activity and our search revenue will increase in 2018 when we report a full year of revenue associated with our AT&T portal services contract. In addition, we anticipate search activity will increase on smartphones and tablets in the future and we believe our continuing investment in our next-generation Managed Portals and Advertising solutions will allow us to compete more effectively for search activity on smartphones and tablets.

Digital advertising revenue increased by $4.4 million, or 8%, to $63.4 million in 2017 from $59.0 million in 2016.  This increase was due primarily to increased advertising revenue associated with the new AT&T portal, which was fully implemented at June 30, 2017, and increased syndicated advertising activity, particularly as a result of our acquisition of Technorati in February 2016.

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

Our Recurring and Fee-Based revenue consists of fees charged for the use of our proprietary technology and for the use of, or access to, services, which consisted primarily of our Email/Collaboration products,  professional services, and products such as Cloud ID, security, online games, music and other premium services and paid content. In addition, we also generate revenue from the licensing and distribution of our Email/Collaboration products and services, including perpetual licenses and recurring revenue in the form of subscriber maintenance and support fees. During 2017, Recurring and Fee-Based revenue was $56.5 million, an increase of 8% from $52.5 million in 2016. This increase was primarily driven in approximately even parts by growth in Cloud ID revenue, increased professional services revenue, and increased perpetual license revenue relating to our Zimbra Email/Collaboration product. We believe there are opportunities to generate new sources of Recurring and Fee-Based revenue, such as by cross-selling solutions that generate Recurring and Fee-Based revenue into the customer base we obtained as part of the acquisition of the Zimbra assets.

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

Revenue attributable to our customers includes the Recurring and Fee-Based revenue earned directly from them, as well as the search and digital advertising revenue generated through our relationships with our search and digital advertising partners (such as Google for search advertising and advertising networks, advertising agencies and advertisers for digital advertising). This revenue is attributable to our customers because it is produced from the traffic on our Managed Portals. These search and advertising partners provide us with advertisements that we then deliver with search results and other content on our Managed Portals. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In 2017, revenue attributable to two customers accounted for approximately 18% and 10% of our revenue, respectively, totaling $39.4 million. In 2017 search advertising through our relationship with Google generated approximately 14% of our revenue, or $20.1 million (all of which was attributable to our customers).  In 2016 revenue attributable to one customer accounted for approximately 16% of our revenue, or $20.8 million.

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

Our business is also affected by growth in advertising on the internet, for which the proliferation of high-speed internet access and internet-connected devices will be the principal drivers. We believe we have experienced a decline in search advertising revenue based on consumers’ internet searching habits increasingly transitioning to mobile devices. However, the launch of the AT&T portal has resulted in an increase in search advertising revenue.  In addition, we believe there continue to be growth opportunities for advertising related to the video, images and text on our Managed Portals and hosted email/collaboration products. We expect our results of operations will benefit from the growth in the number of mobile internet users as our customers adopt our mobile and tablet offerings.

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

Key Business Metric

In addition to the line items in our financial statements, we review the number of Multiplatform Unique Visitors to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. Following the acquisition of the Technorati media solutions platform in 2016 this metric has included visitors through our advertising network. We believe disclosing this metric is useful for investors and analysts to understand the underlying trends in our business. The following table reflects the number of multiplatform unique visitors for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015

Multiplatform Unique Visitors	223,688,767	208,411,347	20,902,492

We define Multiplatform Unique Visitors as consumers who have visited one of our Managed Portals, from either mobile or desktop sources at least once, or have viewed one of our advertisements through our advertising network, computed on an average monthly basis during a particular time period. As the number of Multiplatform Unique Visitors increases, we expect that we will generate additional revenue from our Managed Portals and Advertising solutions. We rely on comScore to provide this data. comScore estimates this data based on the U.S. portion of the internet activity of its worldwide panel of consumers and its proprietary data collection method.

Components of our Results of Operations

Revenue

We derive our revenue from two categories: revenue generated from search and digital advertising activities and Recurring and Fee-Based revenue, each of which is described below. The following table shows the revenue in each category, both in amount and as a percentage of revenue, for 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenue:
Search and digital advertising	$83,556	$74,889	$78,316
Recurring and fee-based	56,471	52,484	31,929
Total revenue	$140,027	$127,373	$110,245
Percentage of revenue:
Search and digital advertising	60%	59%	71%
Recurring and fee-based	40	41	29
Total revenue	100%	100%	100%

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

•

Digital advertising includes video, image and text advertisements delivered on one of our Managed Portals, or in the case of syndicated advertising, delivered on ad space from other publishers. Advertising inventory is filled with advertisements sourced by our direct sales force, independent advertising sales representatives and advertising network partners. Revenue is generated for us when an advertisement displays, otherwise known as an impression, or when consumers view or click an advertisement, otherwise known as an action. Digital advertising revenue is calculated on a cost per impression or cost per action basis. Revenue is recognized based on amounts received from advertising customers as the impressions are delivered or the actions occur, according to contractually-determined rates.

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

Revenue is also recognized from the licensing and distribution of our Email/Collaboration products and services, including perpetual licenses. Revenue from perpetual licenses is recognized upon execution of the contract, and when all other criteria have been met.  Revenue from subscription licenses and support services are recognized over the term of the subscription or support services arrangement.  Effective January 1, 2018, the accounting for revenue recognition of subscription licenses has changed, as more fully described in Note 1, The Company and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements.

Costs and Expenses

Cost of Revenue

Cost of revenue consists primarily of revenue sharing, content acquisition costs, co-location facility costs, royalty costs, and product support costs. Revenue sharing consists of amounts accrued and paid to customers for the internet traffic on Managed Portals we operate on our customers’ behalf and where we are the primary obligor, resulting in the generation of search and digital advertising revenue. The revenue-sharing agreements with customers are primarily variable payments based on a percentage of the search and digital advertising revenue. Content-acquisition agreements may be based on a fixed payment schedule, on the number of subscribers per month, or a combination of both. Fixed-payment agreements are expensed on a straight-line basis over the term defined in the agreement. Agreements based on the number of subscribers are expensed on a monthly basis. Co-location facility costs consist of rent and operating costs for our data center facilities. Royalty costs consist of amounts due to third parties for the license of their applications or technology sold with or embedded in our email software.  Product support costs consist of employee and operating costs directly related to our maintenance and professional services support.

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

Gain on Sale of Investment

We sold our $1.0 million investment in the preferred stock of Blazer & Flip Flops, Inc. during 2017, recognizing a gain of $2.0 million on the sale.

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

We have adopted the provisions of Accounting Standards Update, or “ASU” 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification, or “ASC” 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Companies are permitted to adopt ASC 606 using a full retrospective or modified retrospective method. We adopted the standard on January 1, 2018 using a modified retrospective method.

While we continue to assess all potential impacts of the standard, it is currently anticipated that the standard will not have a material impact on our Consolidated Statements of Operations and Consolidated Statements of Cash Flows. However, we anticipate that the standard will have a material impact on our Consolidated Balance Sheets, with the primary impact being a reduction in deferred revenue relating to subscription license revenue from our Email/Collaboration contracts, which is included within Recurring and Fee-Based revenue.  We currently recognize subscription license revenue from these contracts over the subscription term of the contracts (which are typically six months or longer).  We have concluded, because its obligations under the contracts have been satisfied in full upon delivery of the license, that revenue for such contracts will be recognized upon delivery rather than ratably over the term of the subscription. We project that approximately $2.5 million of deferred revenue from subscription license contracts will be credited to accumulated deficit as of January 1, 2018, and following that date, revenue for such contracts will be recognized in full upon delivery of the license. Maintenance and support revenue will continue to be deferred and recognized over the term of the subscription.

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

Gross Versus Net Presentation of Revenue for Revenue Sharing

We evaluate our relationship between our search and digital advertising partners and our Managed Portals and Advertising customers in accordance with ASC 605-45, Principal Agent Considerations. We have determined that the revenue derived from traffic supplied by our customers is reported on a gross basis because we are the primary obligor (we are responsible to our customers for fulfilling search and digital advertising services and premium and other services), are involved in the service specifications, perform part of the service, have discretion in supplier selection, have latitude in establishing price and bear credit risk.

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

Volatility - Expected stock price volatility for our common stock was estimated by blending our average historic price volatility with that of our industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the technology industry, some larger and some similar in size, stage of life cycle and financial leverage. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, enabling us to give greater weight to our own experience, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

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

Income Taxes

We record income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.  The recorded balances of deferred tax assets and liabilities are adjusted for changes in tax rates (such as those enacted by the United States federal government in December 2017) upon enactment of the changes.

We provide reserves as necessary for any uncertain tax positions taken on our tax filings. First, we determine if a tax position is more likely than not to be sustained upon audit solely based on technical merits, including resolution of related appeals or litigation processes, if any. Second, based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement we recognize any such differences as a liability. In the event that any unrecognized tax benefits are recognized, the effective tax rate will be affected. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will be the same as these estimates. These estimates are updated quarterly based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues.

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

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenue	$140,027	$127,373	$110,245
Costs and operating expenses:
Cost of revenue (1)	70,053	59,146	54,423
Technology and development (1)(2)	27,642	25,612	20,007
Sales and marketing (2)	24,941	22,846	16,272
General and administrative (1)(2)	17,800	19,695	15,543
Depreciation and amortization	9,820	9,235	6,901
Total costs and operating expenses	150,256	136,534	113,146
Loss from operations	(10,229)	(9,161)	(2,901)
Gain on sale of investment	1,987	—	—
Interest expense	(433)	(318)	(245)
Other expense	(2)	(42)	(16)
Loss before income taxes	(8,677)	(9,521)	(3,162)
Provision for income taxes	1,100	1,219	239
Loss in equity interest	—	—	(73)
Net loss	$(9,777)	$(10,740)	$(3,474)

Notes:

(1)	Exclusive of depreciation and amortization shown separately.
(2)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Technology and development	$744	$921	$936
Sales and marketing	636	784	942
General and administrative	1,110	1,066	1,237
	$2,490	$2,771	$3,115

	Year Ended December 31,
	2017	2016	2015
Revenue	100%	100%	100%
Costs and operating expenses:
Cost of revenue (1)	50	46	49
Technology and development (1)	19	20	18
Sales and marketing	18	18	15
General and administrative (1)	13	16	14
Depreciation and amortization	7	7	6
Total costs and operating expenses	107	107	103
Loss from operations	(7)	(7)	(3)
Gain on sale of investment	1	—	—
Interest expense	—	—	—
Other expense	—	—	—
Loss before income taxes	(6)	(7)	(3)
Provision for income taxes	1	1	—
Loss in equity interest	—	—	—
Net loss	(7)%	(8)%	(3)%

Note:

(1)	Exclusive of depreciation and amortization shown separately.

Comparison of Years Ended December 31, 2017, 2016 and 2015

Revenue

	Year Ended December 31,			2016 to 2017 % Change	2015 to 2016 % Change
	2017	2016	2015
	(in thousands)
Revenue:
Search and digital advertising	$83,556	$74,889	$78,316	12%	(4)%
Recurring and fee-based	$56,471	52,484	31,929	8%	64%
Total revenue	$140,027	$127,373	$110,245	10%	16%
Percentage of revenue:
Search and digital advertising	60%	59%	71%
Recurring and fee-based	40	41	29
Total revenue	100%	100%	100%

In 2017, our revenue increased by $12.7 million, or 10%, compared to 2016. Search and digital advertising revenue increased by $8.7 million, driven by increases in both search revenue and digital advertising revenue, while Recurring and Fee-Based Revenue increased by $4.0 million, or 8% over the prior year.  Search revenue increased by $4.3 million, or 27%, while digital advertising revenue increased by $4.4 million, or 7%, compared to 2016.  The increases in both search and digital advertising were largely the result of revenue attributable to our AT&T Portal which was deployed during the second quarter of 2017 and was fully deployed (i.e. on personal computers, smartphones and tablets) at June 30, 2017. Also contributing to the increase in digital advertising revenue was a $12.3 million increase in syndicated advertising revenue.  Partially offsetting the increase in search revenue resulting from the deployment of the AT&T portal were continued effects of lower search activity associated with the increased usage of competitor search tools on other devices, such as tablets and smartphones, generally across the consumer base. In addition, we believe a portion of the decrease was due to the continued residual effect of the placement of our Managed Portals on the second tab of the default Windows internet browsers.  Partially offsetting the increase in digital advertising revenue from AT&T and syndicated advertising were revenue decreases from decreased advertising revenue attributable to other portal clients and the effects of lower digital advertising CPMs. The $4.0 million increase in Recurring and Fee-Based Revenue was the result of increased CloudID services revenue, professional services revenue and revenue from perpetual licenses of our Email/Collaboration products.

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

Cost of Revenue

	Year Ended December 31,			2016 to 2017 % Change	2015 to 2016 % Change
	2017	2016	2015
	(in thousands)
Cost of revenue	$70,053	$59,146	$54,423	18%	9%
Percentage of revenue	50%	46%	49%

In 2017, our cost of revenue increased by $10.9 million, or 18%, compared to 2016, and our cost of revenue increased as a percentage of revenue from 46% in 2016 to 50% in 2017. The increase in our cost of revenue, as well as the increase in our cost of revenue as a percentage of revenue, were both driven primarily by increased revenue share costs attributable to the AT&T Portal and increased syndicated advertising costs.

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

Technology and Development Expenses

	Year Ended December 31,			2016 to 2017 % Change	2015 to 2016 % Change
	2017	2016	2015
	(in thousands)
Technology and development	$27,642	$25,612	$20,007	8%	28%
Percentage of revenue	19%	20%	18%

In 2017, technology and development expenses increased by $1.8 million, or 7%, compared to 2016. The increase was primarily due to additional headcount and spending in technology and development activities in association with our AT&T portal services product launch, as well as increased spending on new product design.

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

Sales and Marketing Expenses

	Year Ended December 31,			2016 to 2017 % Change	2015 to 2016 % Change
	2017	2016	2015
	(in thousands)
Sales and marketing	$24,941	$22,846	$16,272	9%	40%
Percentage of revenue	18%	18%	15%

In 2017, sales and marketing expenses increased by $2.1 million, or 9%, compared to 2016. The increase was primarily due to increased sales commissions and marketing expenses incurred in connection with the AT&T portal launch.

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

General and Administrative Expenses

	Year Ended December 31,			2016 to 2017 % Change	2015 to 2016 % Change
	2017	2016	2015
	(in thousands)
General and administrative	$17,800	$19,695	$15,543	(10)%	27%
Percentage of revenue	13%	15%	14%

In 2017, general and administrative expenses decreased by $1.6 million, or 8%, compared to 2016. The decrease is due principally to lower recruiting costs and lower incentive compensation expense in 2017 as compared to 2016, offset partially by increased professional fees.

In 2016, general and administrative expenses increased by $4.2 million, or 27%, compared to 2015. The increase is due principally to increased facility costs and administrative personnel relating to our two new or acquired offices in the United States and four international offices acquired with the Zimbra assets, plus increased professional fees year over year.

Depreciation and amortization

	Year Ended December 31,			2016 to 2017 % Change	2015 to 2016 % Change
	2017	2016	2015
	(in thousands)
Depreciation and amortization	$9,820	$9,235	$6,901	6%	34%
Percentage of revenue	7%	7%	6%

In 2017, depreciation and amortization increased by $0.6 million, or 6%, compared to 2016, primarily attributable to the increased depreciation associated with capital expenditures for new data centers and internally developed software, the most significant of which was the AT&T portal.  The capitalized costs of developing the AT&T portal, placed in service during 2017, totaled $3.0 million, of which $1.1 million was incurred in 2016.

In 2016, depreciation and amortization increased by $2.3 million or 34%, compared to 2015, primarily attributable to a $1.6 million increase in amortization of acquired Zimbra-related intangible assets, and additional depreciation expense relating to our acquired and internally-developed fixed assets.

Gain on Sale of Investment

	Year Ended December 31,			2016 to 2017 % Change	2015 to 2016 % Change
	2017	2016	2015
	(in thousands)
Gain on sale of investment	$1,987	$—	$—	NM	NM
Percentage of revenue	1%	—	—

We realized a gain of $2.0 million on the sale of our $1.0 million investment in the preferred stock of Blazer & Flip Flops, Inc., or “B&FF”, a strategic investment we had made in 2013.  During 2017, B&FF was acquired by accesso Technology Group, plc, a U.K. public company, and we received, in connection with this transaction, cash consideration of $2.2 million and stock in the acquiring company valued at approximately $0.4 million. This stock was sold in September 2017 for $0.5 million.  In addition, we may receive contingent consideration of cash and stock totaling approximately $0.5 million, which was held back to secure B&FF’s indemnification obligations under the purchase and sale agreement. These amounts have been valued at approximately $0.3 million, and may be received after the 18-month indemnification period expires. The sale was unique to 2017 and no such transactions occurred in the comparative periods.

Other Expense

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Other expense	$(2)	$(42)	$(16)

For each of 2017, 2016 and 2015, other expense consisted primarily of foreign currency transaction losses related to our foreign operations.

Interest Expense

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Interest expense	$(433)	$(318)	$(245)

Interest expense during 2017, 2016 and 2015 primarily relates to interest on capital leases and long-term debt.  The increase in interest expense in 2017 over the prior year was a result of higher capital lease balances and higher interest rates, offset partially by the effect of having paid off our line of credit in the second quarter of 2017.

Provision for Income Taxes

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Provision for income taxes	$1,100	$1,219	$239

Our 2017 income tax provision includes $0.7 million of foreign withholding taxes, $0.3 million of current tax relating to our foreign subsidiaries’ earnings, a $0.3 increase in our net deferred income tax liability, and a tax benefit amounting to $0.2 million from the change in United States corporate tax rates from 35% to 21% with the December 2017 enactment of the Tax Cuts and Jobs Act of 2017.  Certain foreign governments require tax withholdings on remittances relating to our sales in those countries.  Such withholdings add to our foreign tax credit which is available to defray future U.S. income taxes; however because we have recorded a full valuation allowance against our U.S. net operating loss and credit carryforwards, such withholdings are recognized in deferred income tax expense.

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

Unaudited Quarterly Results of Operations and Other Data

The following tables present our unaudited quarterly results of operations and other data for the eight quarters ended December 31, 2017. This unaudited quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, the statement of operations data includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. This table should be read in conjunction with our consolidated financial statements and related notes located elsewhere in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of the results of operations for any future periods.

	For the Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except per-share data)
Statements of Operations Data:
Revenue	$30,260	$30,476	$31,721	$34,916	$26,540	$31,216	$36,269	$46,002
Costs and operating expenses:
Cost of revenue (1)	12,972	13,516	14,611	18,047	12,562	14,462	17,620	25,409
Technology and development (1)	5,873	6,591	6,791	6,357	7,298	6,904	6,748	6,692
Sales and marketing	5,650	5,620	5,907	5,669	6,661	6,185	6,179	5,916
General and administrative (1)	5,022	5,134	4,871	4,668	3,964	4,361	4,495	4,980
Depreciation and amortization	2,098	2,270	2,414	2,453	2,184	2,224	2,596	2,816
Total costs and operating expenses	31,615	33,131	34,594	37,194	32,669	34,136	37,638	45,813
(Loss) income from operations	$(1,355)	$(2,655)	$(2,873)	$(2,278)	$(6,129)	$(2,920)	$(1,369)	$189
Net (loss) income	$(1,565)	$(2,757)	$(3,365)	$(3,053)	$(6,656)	$(3,276)	$261	$(106)
Net (loss) income per share:
Basic	$(0.05)	$(0.09)	$(0.11)	$(0.10)	$(0.21)	$(0.09)	$0.01	$(0.00)
Diluted	$(0.05)	$(0.09)	$(0.11)	$(0.10)	$(0.21)	$(0.09)	$0.01	$(0.00)

Note:

(1)	Exclusive of depreciation and amortization shown separately.

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

In September 2013, we entered into a Loan and Security Agreement with Silicon Valley Bank, or the Lender, which was most recently amended in June 2017. We refer to the agreement, as amended, as the “Loan Agreement.” The Loan Agreement provides for a $12.0 million secured revolving line of credit with a stated maturity of September 27, 2018. The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of December 31, 2017, we had no outstanding borrowing under the Loan Agreement; subject to the operation of the borrowing formula, the full $12.0 million was available for draw under the Loan Agreement at December 31, 2017.

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
Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property. The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance. The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of December 31, 2017, we were in compliance with the covenants and anticipate continuing to be so.

As of December 31, 2017, we had approximately $22.5 million of cash and cash equivalents. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our revolving credit line, will be sufficient to meet our anticipated working capital, interest payments, capital lease payment obligations and capital expenditure requirements for at least the next 12 months.

Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Statements of Cash Flows Data:
Cash flows (used in) provided by operating activities	$(263)	$8,249	$7,650
Cash flows used in investing activities	$(5,231)	$(8,439)	$(20,496)
Cash flows provided by (used in) financing activities	$13,695	$(1,187)	$2,943

Cash Provided (Used) by Operating Activities

Operating activities used $0.3 million of cash in 2017. Cash flow from operating activities resulted from our net loss, adjusted for non-cash items, and changes in our operating assets and liabilities. We had a net loss of $9.8 million, which included non-cash depreciation and amortization of $9.8 million, non-cash stock-based compensation of $2.5 million, gain on sale of our investment of $2.0 million, a loss of the disposal of property and equipment of $0.2 million, an impairment of capitalized software of $0.3 million, and non-cash deferred income tax benefit of $0.1 million. Changes in our operating assets and liabilities used $1.3 million of cash, primarily due to an increase in our accounts receivable of $4.1 million, offset partially by increases in accounts payable, accrued expenses and other current liabilities totaling $3.3 million and a decrease in deferred revenue totaling $0.8 million.  The increase in our accounts receivable was primarily attributable to the increase in revenue in 2017 as compared to the prior year. The increase in our accounts payable and accrued expenses was primarily the result of increased payables for revenue share cost of revenue and syndicated advertising costs and the timing of such payments.  The decrease in deferred revenue was principally the result of the conversion of a subscription and support contract to a perpetual license, offset in part by cash advances from other customers.

Operating activities provided $8.2 million of cash in 2016. The positive cash flow from operating activities primarily resulted from our net loss, adjusted for non-cash items, and changes in our operating assets and liabilities. We had a net loss of $10.7 million, which included non-cash depreciation and amortization of $9.2 million, non-cash stock-based compensation of $2.8 million, and non-cash deferred income tax provision of $0.1 million. Changes in our operating assets and liabilities provided $6.3 million of cash, primarily due to an increase in our accounts payable and other current liabilities totaling $9.1million and an increase in deferred revenue totaling $1.5 million, offset partially by increases in our accounts receivable of $2.2 million and prepaid expenses and other current assets of $2.0 million.  The increase in our accounts receivable was primarily attributable to the increase in revenue in 2016 as compared to the prior year. The increase in our accounts payable and accrued expenses of $9.1 million was primarily the result of increased payables for syndicated advertising costs and timing of such payments.  The increase in prepaid expenses and other current assets was principally the result of required prepayments of development costs and salable enhancements relating to our Zimbra Email/Collaboration product.

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

Cash Used by Investing Activities

Our primary investing activities have consisted of purchases of property and equipment, and payments for acquisitions. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and internal-use software development. We expect to continue to make significant investments in property and equipment and development of software in 2018 and thereafter.

Cash used by investing activities totaled $5.2 million in 2017.  Cash expenditures for purchases of property and equipment, primarily related to the build-out of our data centers and the development of both internal use software and software for sale or license, totaled $7.9 million.  We received total cash proceeds of $2.6 million for the sale of B&FF.

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

Cash (Used) Provided by Financing Activities

Net cash provided by financing activities totaled $13.7 million in 2017.  We received net proceeds totaling $20.0 million from our public stock offering, and $2.2 million from the exercise of common stock options.  We fully repaid our $5.0 million bank financing balance, and made payments totaling $1.9 million on our capital lease obligations.  In addition, we paid $1.3 million of contingent consideration payments relating to our 2015 acquisition of Zimbra and our 2016 acquisition of assets from Technorati.

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

Off-Balance Sheet Arrangements

At December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

We lease office space and data center space under operating lease agreements and certain equipment under capital lease agreements. We are also obligated to make fixed payments under various contracts with vendors and customers, principally for revenue-sharing and content arrangements. These fixed payments are reflected in the table below as “contract commitments.”

The following table sets forth our future contractual obligations as of December 31, 2017:

	Payments Due by Period
	2018	2019	2020	2021	2022	Total
Operating lease obligations	$5,643	$4,380	$2,761	$1,368	$715	$14,867
Capital lease obligations	2,712	2,350	1,152	—	—	6,214
Contract commitments	2,672	2,553	603	—	—	5,828
Total	$11,027	$9,283	$4,516	$1,368	$715	$26,909

Impact of Applicable Recent Accounting Pronouncements

In the normal course of business, we evaluate pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), or other authoritative bodies to determine the potential impact they may have on our consolidated financial statements.  Refer to Note 1, The Company and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in Item 8 of this report for additional information about these recently issued accounting standards and their potential impact on our consolidated results of operations.

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

We have a bank line of credit for $12 million with no outstanding borrowings at December 31, 2017.  Any borrowings under the line of credit bear interest at a variable annual rate, at our election, based on either the “prime rate” as published in The Wall Street Journal or LIBOR for the relevant period. If our liquidity coverage ratio (the ratio of cash plus eligible accounts receivable to bank borrowings under the related loan agreement) exceeds 2.75 to 1, LIBOR-based advances bear interest at LIBOR plus 3.5% and prime rate advances bear interest at the prime rate plus 1.0%.  If our liquidity coverage ratio falls below 2.75 to 1, LIBOR-based advances bear interest at LIBOR plus 4.0% and prime rate advances bear interest at the prime rate plus 1.5%. This arrangement, if we were to have borrowings under the line of credit, would subject us to interest rate risk. Refer to Note 5, Long-Term Debt of the Notes to the Consolidated Financial Statements in Item 8 of this report for additional information about our outstanding debt.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Foreign Currency Exchange Risk

We are also subject to foreign currency exchange risk relating to our operations in Canada, Europe, India, Japan and Singapore. Our expenses at these locations are denominated in the local currencies and our results of operations are influenced by changes in the exchange rates between the U.S. Dollar and these local currencies, principally the Canadian Dollar, Euro, British Pound Sterling, Yen, Rupee and Singapore Dollar. In addition, certain of our accounts receivable are denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound Sterling, and Japanese Yen. A 10% increase or decrease in the applicable currency exchange rates could result in an increase or decrease in our currency exchange (loss) gain of approximately $0.2 million. We continue to evaluate our foreign currency rate exposures and may take steps to mitigate these exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are submitted on pages F-1 through F-26 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During our evaluation of our disclosure controls and procedures as of December 31, 2017, we identified three material weaknesses in our internal control over financial reporting, as further described below. As a result, we concluded that, as of such date, our disclosure controls and procedures are not effective. Notwithstanding these material weaknesses, we have concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position of the Company at December 31, 2017 and December 31, 2016 and the consolidated results of operations and cash flows for each of the three fiscal years in the period ended December 31, 2017 in conformity with U.S. generally accepted accounting principles.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, management concluded that, while there are no misstatements identified in the consolidated financial statements included in this Annual Report on Form 10-K, our internal control over financial reporting was not effective as of December 31, 2017 as a result of the material weaknesses described below.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

We have identified three material weaknesses: (i) an ineffective control environment due to a lack of sufficient qualified accounting personnel with an appropriate level of knowledge and experience with generally accepted accounting principles, (ii) ineffective control activities due to the lack of timeliness in executing business process controls, and (iii) ineffective monitoring controls to ascertain whether the components of internal control were present and functioning.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K. This report, which appears in Part II, Item 8 of this Annual Report on Form 10-K, contains an adverse opinion on the effectiveness of our internal control over financial reporting.

Remediation Efforts to Address the Material Weaknesses

We take these material weaknesses seriously. We have already taken steps to remediate them and will continue to take further steps until their remediation is complete. For example, we have assigned additional personnel within our finance department to the implementation, administration and evaluation of our internal control over financial reporting. These additional personnel include certified public accountants and persons with experience in financial and accounting project management, to augment the experience and expertise of our accounting team. In addition, we hired a finance manager in 2018, who is a certified public accountant. We have also engaged an outside public accounting firm to provide us with the services of accounting support personnel and will continue to use their services on an as-needed basis.

Additionally, with the assistance of the outside public accounting firm, we are expanding and enhancing the written documentation of our internal controls, including assigning more specific responsibilities to particular personnel and imposing shorter timelines for executing their control-related tasks. The senior members of our finance department will be responsible for holding other members of the department accountable for meeting such timelines. We believe that this additional oversight, coupled with the additional personnel devoted to internal control over financial reporting, will allow us to execute business process controls more quickly and ensure a greater level of monitoring whether controls are present and functioning.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Synacor, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Synacor, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017 of the Company and our report dated March 16, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: (i) ineffective control environment due to a lack of sufficient qualified personnel with an appropriate level of knowledge and experience with generally accepted accounting principles, (ii) ineffective control activities due to the lack of timeliness in executing business process controls, and (iii) ineffective monitoring controls to ascertain whether the components of internal control were present and functioning. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2017, of the Company, and this report does not affect our report on such financial statements.

/s/  Deloitte & Touche LLP

Williamsville, New York

March 16, 2018

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information in our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

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

The information required by this item is incorporated by reference to the information in our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information in our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information in our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information in our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

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

3. Exhibits:  See the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K.

ITEM 16.	FORM 10‑K SUMMARY

Not applicable.

EXHIBITS

The following exhibits are incorporated by reference herein or filed here within:

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

3.1	Fifth Amended and Restated Certificate of Incorporation	S-1/A	333-178049	1/30/2012	3.2

3.2	Amended and Restated Bylaws	S-1/A	333-178049	1/30/2012	3.4

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock	8-K	001-33843	7/15/2014	3.1

10.1	Form of Indemnification Agreement between Synacor, Inc. and each of its directors and executive officers and certain key employees	S-1	333-178049	11/18/2011	10.1

10.2.1*	2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.1

10.2.2*	Amendment No. 1 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.2

10.2.3*	Amendment No. 2 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.3

10.2.4*	Amendment No. 3 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.4

10.2.5*	Amendment No. 4 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.5

10.2.6*	Amendment No. 5 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.6

10.2.7*	Amendment No. 6 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.7

10.2.8*	Amendment No. 7 to 2006 Stock Plan	S-1/A	333-178049	1/18/2012	10.3.8

10.2.9*	Form of Stock Option Agreement under 2006 Stock Plan with Jordan Levy	S-1/A	333-178049	1/30/2012	10.3.9

10.2.10*	Form of Director Stock Option Agreement under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.14

10.2.11*	Form of Director Stock Option Agreement under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.15

10.2.12 *	Form of Stock Option Agreement with Himesh Bhise under 2006 Stock Plan	10-K	001-33843	3/22/2017	10.2.13

10.3.1*	Amended and Restated 2012 Equity Incentive Plan	Schedule 14A	001-33843	4/7/2017	App A

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

10.3.2*	Form of Stock Option Agreement under 2012 Equity Incentive Plan	S-1/A	333-178049	1/30/2012	10.4.2

10.3.3*	Form of Stock Unit Agreement under 2012 Equity Incentive Plan	S-1/A	333-178049	1/30/2012	10.4.3

10.3.4*	Form of Early Exercise Stock Option Agreement under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.5

10.3.5*	Form of Stock Option Agreement with William J. Stuart under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.7

10.3.6*	Form of Stock Option Agreement with Himesh Bhise under 2012 Equity Incentive Plan	10-K	001-33843	3/22/2017	10.3.7

10.3.7*	Form of Stock Option Agreement with William J. Stuart under 2012 Equity Incentive Plan	10-K	001-33843	3/22/2017	10.3.8

10.4.1*	Letter Agreement dated August 3, 2011 with William J. Stuart	S-1	333-178049	11/18/2011	10.8

10.4.2*	Severance Agreement with William J. Stuart	10-K	001-33843	3/26/2014	10.8.2

10.4.3*	Letter Agreement dated August 26, 2013 with William J. Stuart	10-K	001-33843	3/26/2014	10.8.3

10.5*	2007 Management Cash Incentive Plan	10-Q	001-33843	5/15/2012	10.1

10.6†	Second Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated June 1, 2017	10-Q	001-33843	5/15/2017	10.3

10.7.1 †	Google Services Agreement between Google Inc. and Synacor, Inc. dated March 1, 2011	S-1/A	333-178049	2/1/2012	10.13.1

10.7.2 †	Amendment Number One to Google Services Agreement between Google Inc. and Synacor, Inc. dated July 1, 2011	S-1/A	333-178049	12/29/2011	10.13.2

10.7.3 †	Amendment Number Two to Google Services Agreement between Google Inc. and Synacor, Inc. dated May 1, 2012	10-Q	001-33843	8/13/2013	10.1.1

10.7.4 †	Amendment Number Three to Google Services Agreement between Google Inc. and Synacor, Inc. dated May 1, 2013	10-Q	001-33843	8/13/2013	10.1.2

10.7.5 †	Amendment Number Four to Google Services Agreement between Google Inc. and Synacor, Inc. dated March 1, 2014	10-Q	001-33843	5/15/2014	10.1

10.7.6 †	Amendment Number Five to Google Services Agreement between Google Inc. and Synacor, Inc. dated August 1, 2014	10-K/A	001-33843	3/13/2015	10.13.6

10.7.7 †	Amendment Number Six to Google Services Agreement between Google Inc. and Synacor, Inc. dated January 1, 2015	10-Q	001-33843	5/14/2015	10.1

10.7.8 †	Amendment Number Seven to Google Services Agreement between Google Inc. and Synacor, Inc. dated March 1, 2016	10-Q	001-33843	5/16/2016	10.3

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

10.7.9	Extension Notice Letter from Google Inc. dated December 16, 2016	10-K	001-33843	3/22/2017	10.9.9

10.7.10 †	Amendment Number Eight to Google Services Agreement between Google Inc. and Synacor, Inc. effective as of January 1, 2017	10-Q	001-33843	5/15/2017	10.1

10.7.11 †	Amendment Number Nine to Google Services Agreement between Google Inc. and Synacor, Inc. effective as of May 1, 2017	10-Q	001-33843	8/14/2017	10.1

10.8.1	Sublease dated March 3, 2006 between Ludlow Technical Products Corporation and Synacor, Inc.	S-1	333-178049	11/18/2011	10.14.1

10.8.2	First Amendment to Sublease dated September 25, 2006	S-1	333-178049	11/18/2011	10.14.2

10.8.3	Second Amendment to Sublease dated February 27, 2007	S-1	333-178049	11/18/2011	10.14.3

10.8.4	Third Amendment to Sublease dated June 30, 2010	10-K	001-33843	3/22/2016	10.11.4

10.8.5	Fourth Amendment to Sublease dated May 21, 2013	10-K	001-33843	3/22/2016	10.11.5

10.8.6	Fifth Amendment to Sublease dated July 10, 2013	10-K	001-33843	3/22/2016	10.11.6

10.8.7	Sixth Amendment to Sublease dated February 8, 2016	10-K	001-33843	3/22/2016	10.11.7

10.8.8	Seventh Amendment to Sublease dated February 17, 2017					X

10.8.9	Eighth Amendment to Sublease dated August 29, 2017					X

10.8.10	Ninth Amendment to Sublease dated October 3, 2017					X

10.9.1*	Letter Agreement dated March 1, 2008 with Jordan Levy	S-1/A	333-178049	1/30/2012	10.15.1

10.9.2*	Letter Agreement dated June 23, 2009 with Jordan Levy	S-1/A	333-178049	1/30/2012	10.15.2

10.10*	Form of Common Stock Repurchase Agreement	S-1/A	333-178049	1/30/2012	10.16

10.11.1*	Special Purpose Recruitment Plan	Schedule 14A	001-33843	4/5/2013	App. A

10.11.2*	Form of Stock Option Agreement (Early Exercise) under Special Purpose Recruitment Plan	10-Q	001-33843	8/13/2013	10.5

10.12.1	Loan and Security Agreement between Silicon Valley Bank and Synacor, Inc. dated September 27, 2013	10-Q	001-33843	11/14/2013	10.1

10.12.2	First Amendment to the Loan and Security Agreement between Silicon Valley Bank and Synacor, Inc. dated October 28, 2014	10-K	001-33843	3/12/2015	10.20.2

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number
10.12.3	Joinder to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., and NTV Internet Holdings, LLC dated April 13, 2015	10-K	001-33843	3/22/2016	10.16.3

10.12.4	Second Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated September 25, 2015	10-Q	001-33843	11/17/2015	10.3

10.12.5	Joinder to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated September 25, 2015	10-K	001-33843	3/22/2016	10.16.5

10.12.6	Third Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated October 28, 2015	10-K	001-33843	3/22/2016	10.16.6

10.12.7	Consent and Fourth Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated February 25, 2016	10-Q	001-33843	5/16/2016	10.2

10.12.8	Consent and Fifth Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated November 8, 2016	10-Q	001-33843	11/14/2016	10.2

10.12.9	Consent and Sixth Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated March 30, 2017	10-Q	001-33843	5/15/2017	10.4

10.12.10	Seventh Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated June 30, 2017	10-Q	001-33843	8/14/2017	10.2

10.13.1*	Employment Letter Agreement with Himesh Bhise dated July 31, 2014	10-Q	001-33843	11/14/2014	10.1.1

10.13.2*	Stock Option Agreement with Himesh Bhise granted on August 4, 2014	10-Q	001-33843	11/14/2014	10.1.2

10.14.1†	Portal and Advertising Services Agreement between Synacor, Inc. and AT&T Services, Inc. made as of April 1, 2016	10-Q	001-33843	8/15/2016	10.1

10.14.2†	First Amendment to Portal and Advertising Services Agreement between Synacor, Inc. and AT&T Services, Inc. effective as of May 4, 2016.	10-Q	001-33843	8/15/2016	10.2

10.14.3†	Second Amendment to Portal and Advertising Services Agreement between Synacor, Inc. and AT&T Services, Inc. effective as of December 7, 2016.	10-K/A	001-33843	6/5/2017	10.16.3

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number
10.14.4†	Third Amendment to Portal and Advertising Services Agreement between Synacor, Inc. and AT&T Services, Inc. effective as of March 10, 2017	10-Q	001-33843	5/15/2017	10.2

10.14.5	Fourth Amendment to Portal and Advertising Services Agreement between Synacor, Inc. and AT&T Services, Inc. effective as of July 10, 2017	10-Q	001-33843	11/14/2017	10.1

10.14.6†	Statement of Work #1 to Portal and Advertising Services Agreement between Synacor, Inc. and AT&T Services, Inc. effective as of July 10, 2017	10-Q	001-33843	11/14/2017	10.2

10.14.7#	Fifth Amendment to Portal and Advertising Services Agreement between Synacor, Inc. and AT&T Services, Inc. effective as of November 20, 2017					X

10.14.8#	Sixth Amendment to Portal and Advertising Services Agreement between Synacor, Inc. and AT&T Services, Inc. effective as of December 8, 2017					X

10.15	Lease dated August 31, 2017 between D&S Capital Real Estate III, LLC and Synacor, Inc.					X

21.1	List of subsidiaries					X

23.1	Consent of Deloitte & Touche LLP					X

24.1	Power of Attorney (contained in the signature page of this Annual Report on Form 10-K)					X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1 ‡	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

Notes:

*	Indicates management contract or compensatory plan or arrangement.

#	Confidential treatment has been requested for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission
†	Confidential treatment has been granted for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.
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

Date: March 16, 2018

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HIMESH BHISE	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2018
Himesh Bhise

/s/ WILLIAM J. STUART	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2018
William J. Stuart

/s/ ELISABETH B. DONOHUE	Director	March 16, 2018
Elisabeth B. Donohue

/s/ MARWAN FAWAZ	Director	March 16, 2018
Marwan Fawaz

/s/ GARY L. GINSBERG	Director	March 16, 2018
Gary L. Ginsberg

/s/ ANDREW KAU	Director	March 16, 2018
Andrew Kau

/s/ JORDAN LEVY	Director	March 16, 2018
Jordan Levy

/s/ MICHAEL J. MONTGOMERY	Director	March 16, 2018
Michael J. Montgomery

Director
Scott Murphy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Synacor, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Synacor, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2018, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

 /s/ Deloitte & Touche LLP

Williamsville, New York

March 16, 2018

We have served as the Company’s auditor since 2006.

SYNACOR, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND 2016

(In thousands except for share and per share data)

	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,476	$14,315
Accounts receivable—net of allowance of $99 and $263	31,696	27,386
Prepaid expenses and other current assets	4,516	4,862
Total current assets	58,688	46,563
PROPERTY AND EQUIPMENT—Net	20,505	14,406
GOODWILL	15,955	15,943
INTANGIBLE ASSETS	12,695	14,837
OTHER ASSETS	937	1,650
TOTAL ASSETS	$108,780	$93,399
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,931	$18,769
Accrued expenses and other current liabilities	7,075	11,684
Current portion of deferred revenue	11,605	12,149
Current portion of capital lease obligations	2,444	982
Total current liabilities	47,055	43,584
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	3,371	1,014
DEFERRED REVENUE	3,682	3,917
DEFERRED INCOME TAXES	264	127
OTHER LONG-TERM LIABILITIES	63	108
LONG-TERM DEBT	—	5,000
Total liabilities	54,435	53,750
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.01 par value—100,000,000 shares authorized; 39,625,980 shares issued and 38,783,760 shares outstanding at December 31, 2017; 31,626,635 shares issued and 30,881,148 shares outstanding at December 31, 2016	396	316
Treasury stock—at cost, 842,220 shares at December 31, 2017 and 745,487 shares at December 31, 2016	(1,881)	(1,547)
Additional paid-in capital	142,486	117,747
Accumulated deficit	(86,627)	(76,850)
Accumulated other comprehensive loss	(29)	(17)
Total stockholders’ equity	54,345	39,649
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$108,780	$93,399

The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands except for share and per share data)

	2017	2016	2015
REVENUE	$140,027	$127,373	$110,245
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	70,053	59,146	54,423
Technology and development (exclusive of depreciation and amortization shown separately below)	27,642	25,612	20,007
Sales and marketing	24,941	22,846	16,272
General and administrative (exclusive of depreciation and amortization shown separately below)	17,800	19,695	15,543
Depreciation and amortization	9,820	9,235	6,901
Total costs and operating expenses	150,256	136,534	113,146
LOSS FROM OPERATIONS	(10,229)	(9,161)	(2,901)
GAIN ON SALE OF INVESTMENT	1,987	—	—
INTEREST EXPENSE	(433)	(318)	(245)
OTHER EXPENSE, net	(2)	(42)	(16)
LOSS BEFORE INCOME TAXES AND EQUITY INTEREST	(8,677)	(9,521)	(3,162)
PROVISION FOR INCOME TAXES	1,100	1,219	239
LOSS IN EQUITY INTEREST	—	—	(73)
NET LOSS	$(9,777)	$(10,740)	$(3,474)
NET LOSS PER SHARE:
Basic	$(0.27)	$(0.36)	$(0.12)
Diluted	$(0.27)	$(0.36)	$(0.12)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE:
Basic	36,381,299	30,251,685	28,213,838
Diluted	36,381,299	30,251,685	28,213,838

The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands)

	2017	2016	2015
Net loss	$(9,777)	$(10,740)	$(3,474)
Other comprehensive loss:
Change in foreign currency translation adjustment, net of tax	(12)	(19)	(18)
Comprehensive loss	$(9,789)	$(10,759)	$(3,492)

The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands except for share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
BALANCE—January 1, 2015	27,944,853	$279	(553,144)	$(1,142)	$105,961	$(62,636)	$20	$42,482
Exercise of common stock options	36,135	—	—	—	70	—	—	70
Stock and warrants issued in acquisition	2,400,000	24	—	—	3,936	—	—	3,960
Stock-based compensation cost	—	—	—	—	3,271	—	—	3,271
Vesting of restricted stock units	255,339	3	—	—	—	—	—	3
Treasury stock withheld to cover tax liability	—	—	(99,904)	(190)	—	—	—	(190)
Net loss	—	—	—	—	—	(3,474)	—	(3,474)
Other comprehensive loss	—	—	—	—	—	—	(18)	(18)
BALANCE—December 31, 2015	30,636,327	306	(653,048)	(1,332)	113,238	(66,110)	2	46,104
Exercise of common stock options	751,481	8	—	—	1,552	—	—	1,560
Stock-based compensation cost	—	—	—	—	2,957	—	—	2,957
Vesting of restricted stock units	238,827	2	—	—	—	—	—	2
Treasury stock withheld to cover tax liability	—	—	(92,439)	(215)	—	—	—	(215)
Net loss	—	—	—	—	—	(10,740)	—	(10,740)
Other comprehensive loss	—	—	—	—	—	—	(19)	(19)
BALANCE—December 31, 2016	31,626,635	316	(745,487)	(1,547)	117,747	(76,850)	(17)	39,649
Issuance of common stock upon stock offering, net of offering costs	6,187,846	62	—	—	19,984	—	—	20,046
Exercise of common stock options	969,223	9	—	—	2,140	—	—	2,149
Stock-based compensation cost	—	—	—	—	2,624	—	—	2,624
Vesting of restricted stock units	242,276	3	—	—	(3)	—	—	—
Release of stock holdback (Note 2)	600,000	6	—	—	(6)	—	—	—
Treasury stock withheld to cover tax liability	—	—	(96,733)	(334)	—	—	—	(334)
Net loss	—	—	—	—	—	(9,777)	—	(9,777)
Other comprehensive loss	—	—	—	—	—	—	(12)	(12)
BALANCE—December 31, 2017	39,625,980	$396	(842,220)	$(1,881)	$142,486	$(86,627)	$(29)	$54,345

The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,777)	$(10,740)	$(3,474)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	9,820	9,235	6,901
Loss on disposal of property and equipment	203	—	—
Capitalized software impairment	256	334	—
Stock-based compensation expense	2,490	2,771	3,115
Gain on sale of investment	(1,987)	—	—
Provision for deferred income taxes	137	143	—
Change in allowance for doubtful accounts	(164)	—	—
Increase in estimated value of contingent consideration	107	—	—
Loss in equity interest	—	—	73
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(4,146)	(2,080)	(362)
Prepaid expenses and other current assets	346	(1,572)	(547)
Other long-term assets	15	(314)	(167)
Accounts payable, accrued expenses and other current liabilities	3,261	9,286	(1,489)
Deferred revenue	(779)	1,546	3,478
Other long-term liabilities	(45)	(360)	122
Net cash (used in) provided by operating activities	(263)	8,249	7,650
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed from the sale of investment	2,645	—	—
Purchases of property and equipment	(7,876)	(5,939)	(3,236)
Acquisition net of cash acquired	—	(2,500)	(17,260)
Net cash used in investing activities	(5,231)	(8,439)	(20,496)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from offering of common stock, net of underwriting costs	20,258	—	—
Payments of public offering issuance costs	(212)
(Repayments of) proceeds from bank financing	(5,000)	—	5,000
Repayments on capital lease obligations	(1,866)	(1,672)	(1,442)
Proceeds from exercise of common stock options	2,149	1,560	70
Purchase of treasury stock and shares received to satisfy minimum tax withholdings	(334)	(215)	(190)
Deferred acquisition payments	(1,300)	(860)	(495)
Net cash provided by (used in) financing activities	13,695	(1,187)	2,943
Effect of exchange rate changes on cash and cash equivalents	(40)	(5)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,161	(1,382)	(9,903)
CASH AND CASH EQUIVALENTS—Beginning of year	14,315	15,697	25,600
CASH AND CASH EQUIVALENTS—End of year	$22,476	$14,315	$15,697
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$416	$318	$212
Cash paid for income taxes	$908	$737	$210
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Property, equipment and service contracts financed under capital lease obligations	$5,832	$982	$1,173
Liability for estimated additional contingent consideration	$—	$567	$1,600

Fair value of common stock and warrants in acquisition	$—	$—	$3,960
Accrued property and equipment expenditures	$529	$227	$21
Stock-based compensation capitalized to property and equipment	$134	$186	$159

The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017 AND 2016, AND

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

Computer hardware and software under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

Long-Lived Assets —The Company reviews the carrying value of its long-lived assets, exclusive of goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. For purposes of evaluating and measuring impairment, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered impaired, the impairment is measured and recognized as the amount by which the carrying amount of the assets exceeds the fair value of the assets. There have been no material impairments to long-lived assets in any of the years presented.

The components and original estimated economic lives of our amortizable intangible assets were as follows as of December 31, 2017 and 2016:

	Original Estimated Economic Life	2017	2016
		(Dollars in thousands)
Gross amortizable intangible assets:
Customer relationships	10 years	$14,780	$14,780
Trademark	5 years	300	300
Developed technology	5 years	2,330	2,330
Total gross amortizable intangible assets		17,410	17,410
Accumulated amortization:
Customer relationships		(3,577)	(1,961)
Trademark		(137)	(78)
Developed technology		(1,001)	(534)
Total accumulated amortization		(4,715)	(2,573)
Amortizable intangible assets, net		$12,695	$14,837
 Future amortization expense of amortizable intangible assets will be as follows (in thousands):  $2,142 in each of years ending December 31, 2018 and 2019, $2,031 in the year ending December 31, 2020, $1,411 in the year ending December 31, 2021, and $4,969 thereafter.

Goodwill —Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and more frequently if impairment indicators are present. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its estimated fair value. The Company has determined it is a single reporting unit, and estimates its fair value using a market approach. If the carrying value of the reporting unit were to exceed its estimated fair value, a goodwill impairment charge is required.  This charge would be recognized in the amount by which the carrying value of the reporting unit exceeds the estimated fair value of the reporting unit. The Company conducts its annual goodwill impairment test as of October 1st. For the years ended December 31, 2017, 2016 and 2015, the Company determined goodwill was not impaired.

The change in goodwill is as follows for the years ended December 31, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2017	2016
Balance, beginning of year	$15,943	$15,187
Technorati acquisition related goodwill (Note 2)	-	751
Foreign currency revaluation	12	5
Balance, end of year	$15,955	$15,943

Revenue Recognition —The Company derives revenue from two categories: 1) Managed Portals and Advertising activities, and 2) Recurring and Fee-Based. Revenue is recognized when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured. The following table shows the revenue in each category for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Search and digital advertising	$83,556	$74,889	$78,316
Recurring and fee-based	56,471	52,484	31,929
Total revenue	$140,027	$127,373	$110,245

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

•

Digital advertising includes video, image and text advertisements delivered on one of the Company’s Managed Portals, or through its advertising network. Advertising inventory is filled with advertisements sourced by the Company’s direct sales force, independent advertising sales representatives, and also advertising network partners. Revenue is generated for the Company when an advertisement displays, otherwise known as an impression, or when consumers view or click an advertisement, otherwise known as an action. Digital advertising revenue is calculated on a per-impression or per-action basis. Revenue is recognized as the impressions are delivered or the actions occur, according to contractual rates.

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

Effective January 1, 2018, the Company has adopted FASB ASC 606, Revenue from Contracts with Customers (ASC 606). See Applicable Recent Accounting Pronouncements below.

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

Content-acquisition agreements may be based on a fixed payment schedule, on the number of subscribers per month, or a combination of both. Fixed-payment agreements are expensed on a straight-line basis over the term defined in the agreement. Agreements based on the number of subscribers are expensed on a monthly basis. Co-location facility costs consist of rent and operating costs for the Company’s data center facilities. Royalty costs consist of amounts due to third parties for the license of their applications or technology sold with or embedded in our email software. Product support costs consist of employee and operating costs directly related to the Company’s maintenance and professional services support.

Concentrations of Risk — As of December 31, 2017 and 2016, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable as follows:

	Accounts Receivable
	December 31, 2017	December 31, 2016
Google advertising affiliate	16%	*
Google search	7%	*
Advertising customer	12%	*
* - Less than 10%

For the years ended December 31, 2017, 2016 and 2015 the Company had concentrations equal to or exceeding 10% of the Company’s revenue as follows:

	Revenue
	2017	2016	2015
Google advertising affiliate	21%	12%	*
Google search	15%	12%	28%
* - Less than 10%

For the years ended December 31, 2017, 2016 and 2015, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue.

	Cost of Revenue
	2017	2016	2015
Customer A	20%	*	*
Customer B	12%	22%	26%
Customer C	*	*	10%
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

Software Development Costs —The Company capitalizes certain costs incurred for the development of internal use software, as well as the costs of developing software for sale or license to customers.  Internal use software includes the Company’s proprietary portal software and related applications, CloudID authentication software, and various applications used in the management of the Company’s portals. Software for sale or license to customers includes the Company’s proprietary Email/Collaboration offerings. Costs incurred during the preliminary project stage for internal software programs are expensed as incurred. External and internal costs incurred during the application development stage (subsequent to the achievement of technological feasibility on software to be sold or licensed) of new software development as well as for upgrades and enhancements for software programs that result in additional functionality are capitalized. Software development costs capitalized for sale or license to customers are amortized over the estimated useful life of the applicable software and such amortization is included in cost of revenue. In 2017, 2016 and 2015, the Company incurred a total of $6.5 million, $4.5 million and $2.8 million of combined internal and external costs related to the application development stage. Of this amount, $2.8 millio, $0.8  million and $0 were incurred for the development of software for sale or license in 2017, 2016 and 2015, respectively.  Internal and external training and maintenance costs are expensed as incurred.

Technology and Development —Technology and development expenses consist primarily of compensation-related expenses incurred for the research and development of, enhancements to, and maintenance and operation of the Company’s products, equipment and related infrastructure.

Sales and Marketing —Sales and marketing expenses consist primarily of compensation-related expenses to the Company’s direct sales and marketing personnel, as well as costs related to advertising, industry conferences, promotional materials, and other sales and marketing programs. Advertising costs are expensed as incurred.  Advertising costs totaled $0.4 million, $0.4 million and $0.1 million in 2017, 2016 and 2015, respectively.

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

Income Taxes —On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code which may impact the Company, positively or negatively, for taxable years ended December 31, 2017 and thereafter. The impact of many provisions of the Tax Act are unclear and subject to interpretation pending further guidance from the Internal Revenue Service. The ultimate impact of the Tax Act on the Company is dependent on ongoing review and analysis.

Among other important changes in the Tax Act, the tax rate on corporations was reduced from 35% to 21%; a limitation on the deduction of interest expense was enacted; certain tangible property acquired after September 27, 2017 will qualify for 100% expensing; gain from the sale of a partnership interest by a foreign person will be subject to U.S. tax to the extent that the partnership is engaged in a trade or business; a special deduction for qualified business income from pass-through entities was added; U.S. federal income taxes on foreign earnings was eliminated (subject to several important exceptions), and new provisions designed to tax currently global intangible low-taxed income and a new base erosion anti-abuse tax were added.

The Company has made a reasonable estimate of the effects of the Tax Act on its existing deferred tax balances and the one-time transition tax. The Company has substantially completed its accounting for the revaluation of its net U.S. federal deferred tax liabilities and has recorded a tax benefit of approximately $0.2 million in the fourth quarter of 2017. The one-time transition tax under the Tax Act is based on earnings and profits ("E&P”) of the Company’s foreign subsidiaries that were previously deferred from U.S. income taxes. For the year ended December 31, 2017, the provision for income taxes includes provisional tax expense of $0.1 million related to the one-time transition tax liability of our foreign subsidiaries, and this amount is fully offset by a usage of our net operating loss.

On December 22, 2017, the SEC issued SAB 118, which expresses views of the SEC regarding ASC 740 in the reporting period that includes the enactment date of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record and provisional estimate in the financial statements. The Company has not completed the calculation of the total E&P for these foreign subsidiaries and expects to refine its calculations as additional analysis is completed. In addition, the Company's estimates may be affected as additional regulatory guidance is issued with respect to the Tax Act. The Company is currently analyzing its global working capital and cash requirements and the potential tax liabilities attributable to a repatriation, including calculating any excess of the amount for financial reporting over the tax basis in our foreign subsidiaries, but has yet to determine whether it plans to change its prior assertion and repatriate. Accordingly, the Company has not recorded any deferred taxes attributable to its investments in its foreign subsidiaries. The Company will record the tax effects of any change in its prior assertion in the period that it completes its analysis and is able to make a reasonable estimate, and disclose any unrecognized deferred tax liability for temporary differences related to its foreign investments, if practicable, in the period that it is first able to make a reasonable estimate, no later than December 2018.

While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it also includes two new U.S. tax base erosion provisions - the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.

The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company expects that it will be subject to incremental U.S. tax on GILTI income beginning in 2018. Because of the complexity of the new GILTI tax rules, the Company continues to evaluate this provision of the Tax Reform Act and the application of ASC 740, Income Taxes. Under GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company's measurement of its deferred taxes (the “deferred method”). The Company's selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. The Company is currently in the process of analyzing its structure and, as a result, is not yet able to reasonably estimate the effect of this provision of the Tax Reform Act. Therefore, the Company has not made any adjustments related to potential GILTI tax in its consolidated financial statements and has not made a policy decision regarding whether to record deferred tax on GILTI.

The BEAT provisions in the Tax Reform Act eliminates the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company does not expect to be materially impacted by this tax, however, it is still in the process of analyzing the effect of this provision of the Tax Reform Act. The Company has not included any tax impact of BEAT in its consolidated financial statements for the year ended December 31, 2017.

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

The Company accounts for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2017 and 2016, accrued interest or penalties related to uncertain tax positions was insignificant.

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

Investment — In July 2013, the Company made a $1.0 million investment (in the form of a convertible promissory note) in a privately held Delaware corporation called Blazer and Flip Flops, Inc. (“B&FF”).  In March 2015, the note was converted into preferred stock of B&FF and was accounted for as a cost method investment. This investment was sold during 2017 (See Note 12).

Fair Value Measurements —Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis at each reporting period. The fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates their carrying value due to their short-term nature. The carrying amounts of the Company’s capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at December 31, 2017 and 2016. The carrying value of our long-term debt approximates its fair value due to its variable interest rate. The fair value of accrued contingent consideration recorded by the Company represents the estimated fair value of the contingent consideration the Company expects to pay.

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

Applicable Recent Accounting Pronouncements — In May 2014, the FASB issued Accounting Standards Update  (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC 606), which was subsequently updated by ASU 2015-14, 2016-08, 2016-10 and 2016-12, and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Companies are permitted to adopt ASC 606 using a full retrospective or modified retrospective method. The Company adopted the standard on January 1, 2018 using a modified retrospective method.

While the Company continues to assess all potential impacts of the standard, it is currently anticipated that the standard will not have a material impact on its consolidated statements of operations and consolidated statements of cash flows. However, the Company  anticipates that the standard will have a material impact on the consolidated balance sheets with the primary impact being a reduction in deferred revenue relating to subscription licenses from its Email/Collaboration contracts. The Company currently recognizes subscription license revenue from these contracts over the subscription term of the contracts (which are typically six months or longer).  The Company has concluded that, because its performance obligations have been satisfied in full upon delivery of the license, that revenue allocated to the license performance obligation in such contracts will be recognized upon delivery rather than ratably over the term of the subscription. The Company projects that approximately $2.5 million of deferred revenue from subscription license contracts will be recorded as a reduction of the Company’s accumulated deficit as of January 1, 2018, and following that date, revenue for such performance obligations will be recognized upon delivery of the license.

Although it is expected that the annual revenue impacts on the consolidated statements of operations will not be material, the timing of a portion of revenue may shift between periods due primarily to the accounting for software term licenses, which will be recognized predominantly at the time of delivery rather than ratably over the contract period. Accounting for the majority of the Company’s revenue, which is related to search and advertising, software perpetual licenses, hosted email, CloudID, professional services and maintenance and support activities, will remain substantially unchanged. Additionally, incremental costs to obtain customer contracts will be capitalized and amortized over a benefit period, which is the shorter of customer or product life. The Company will elect a practical expedient to exclude contracts with a benefit period of a year or less from this deferral requirement. The annual cost impact of the deferral and amortization on the consolidated statements of operations is not expected to be material.

As ASC 606 is principle-based, interpretation of those principles may vary from company to company based upon their unique circumstances.  New information may arise that could change the Company’s current understanding and interpretation of the standard and its impact on the Company.  The Company will continue to monitor industry activities and additional guidance provided by regulators and standard setters and will recognize the implementation of such guidance accordingly, if applicable.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends lease accounting by lessors and lessees. This new standard will require, among other things, that lessees recognize a right-to-use asset and related lease liability for all significant financing and operating leases, and specifies where in the statement of cash flows the related lease payments are to be presented. The standard is effective for years beginning after December 15, 2018, including interim periods within those years (beginning in calendar year 2019 for the Company), and early adoption is permitted. Adoption of ASU 2016-02 is required to be applied on a modified retrospective basis. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements, but currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon the adoption of ASU 2016-02, which will increase the total assets and total liabilities that it reports as compared to amounts reported prior to adoption. The Company will adopt the standard on the required effective date, which for the Company will be January 1, 2019.

In August 2016, the FASB ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance related to cash flows presentation and is effective for annual reporting periods beginning after December 15, 2017, subject to early adoption, which is permitted using a retrospective transition approach. ASU 2016-15 is intended to standardize the classification of certain cash receipts and cash payments in the Statement of Cash Flows, and is effective for the Company in its first quarter of fiscal 2018. The Company will adopt ASU 2016-15 in the first quarter of fiscal 2018 and is currently completing its evaluation of the impact of the pending adoption on its consolidated financial statements.

Recently Adopted

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of stock-based awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification in the statement of cash flows. Effective January 1, 2017, the Company adopted ASU 2016-09.  The standard eliminated the requirement to defer recognition of excess tax benefits related to employee share-based awards until they are realized through a reduction to income taxes payable.  The Company applied the modified retrospective method, and there was no net cumulative-effect adjustment to retained earnings on January 1, 2017 as the increase of $0.7 million in deferred income tax assets for previously unrecognized excess tax benefits was fully offset by a valuation allowance.  As permitted by the ASU, the Company will continue to use an estimated forfeiture rate in determining stock-based compensation expense.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test. A goodwill impairment is now measured as the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company adopted the new guidance on a prospective basis during the first quarter of 2017. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

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

The Company paid $2.5 million of the Purchase Price at the Closing and withheld $0.5 million of the Purchase Price to secure Technorati’s indemnification obligations under the Asset Purchase Agreement. As of December 31, 2016, the Company owed Technorati approximately $0.1 million in post-closing working capital adjustments. Pursuant to the terms of the Asset Purchase Agreement, Technorati was obligated to indemnify the Company for breaches of its representations and warranties, breaches of covenants and certain other matters. The representations and warranties set forth in the Asset Purchase Agreement generally survived for 12 months following the Closing, with longer survival periods for certain fundamental representations and warranties.  There were no claims for such breaches.

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

The indemnification holdback and post-closing working capital adjustments totaled $0.6 million, were accrued in accrued expenses and other current liabilities at December 31, 2016, and were paid to the seller in 2017.

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

Contingent Consideration — TZ Holdings was eligible to receive up to an additional $2.0 million (the “Earn Out Consideration”) in cash upon the satisfaction of certain business performance milestones related to Zimbra after the Closing, subject to and contingent upon any reduction to satisfy indemnification claims (including pending claims), as further described in the Asset Purchase Agreement. The fair value of this contingent consideration was determined to be $1.6 million and was included in consideration paid as of the acquisition date.  Of this amount, $0.9 million was paid in 2016, and the remaining $0.7 million was paid in 2017. This Company’s liability for estimated unpaid Earn Out Consideration was included in accrued expenses and other current liabilities at December 31, 2016.

Holdback —In addition to the Earn Out Consideration, the Company held back an additional 600,000 shares of common stock (the “Holdback Stock” and together with the Closing Stock Consideration, the “Stock Consideration”) and warrants to purchase an additional 120,000 shares of common stock (the “Holdback Warrants” and together with the Closing Warrants, the “Warrants”) to secure TZ Holdings’ indemnification obligations under the Asset Purchase Agreement. Any Holdback Shares and Holdback Warrants not used to satisfy indemnification claims (including pending claims) were to be released to TZ Holdings eighteen months following the Closing. The Company recorded the Holdback Stock and the Holdback Warrants based on its estimated fair value at the Closing.  Both the Holdback Stock and the Warrants were released to TZ Holdings in 2017.

Additionally, the Company assumed certain obligations of TZ Holdings, including the performance of TZ Holdings’ post-closing obligations under contracts assigned to the Company.

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

In connection with the Acquisition, TZ Holdings agreed not to sell, transfer or otherwise dispose of any portion of the Stock Consideration until the first anniversary of the Closing. Upon the first anniversary of the Closing, the restrictions were to begin to lapse with respect to 1/6th of the Stock Consideration, and upon the completion of each of the five months thereafter, the restrictions were to lapse with respect to an additional 1/6th of the Stock Consideration. Following the lapse of such restrictions, TZ Holdings may transfer the Stock Consideration solely to its stockholders.

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

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, these unaudited pro forma results are presented for informational purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations

Set forth below are the unaudited pro forma consolidated results of operations of the Company and Zimbra for the year ended December 31, 2015, presented as if the Acquisition had occurred as of January 1, 2015, the beginning of the earliest year presented (in thousands, except per share amounts):

Revenue	$130,077
Operating loss	$(2,944)
Net loss	$(4,608)
Net loss per share:
Basic	$(0.16)
Diluted	$(0.16)

3. PROPERTY AND EQUIPMENT—NET

As of December 31, 2017 and 2016, property and equipment-net consisted of the following (in thousands):

	2017	2016
Computer equipment	$28,845	$23,438
Computer software	23,690	15,198
Furniture and fixtures	1,497	2,062
Leasehold improvements	1,215	1,463
Work in process	3,758	4,572
Other	159	249
	59,164	46,982
Less accumulated depreciation	(38,659)	(32,576)
Total property and equipment—net	$20,505	$14,406

Property and equipment includes computer equipment and software held under capital leases of $11.1 million and $5.2 million as of December 31, 2017 and 2016, respectively. Accumulated depreciation of computer equipment and software held under capital leases amounted to $5.4 million and $3.4 million as of December 31, 2017 and 2016, respectively.

Depreciation expense was $7.6 million, $7.2 million, and $6.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.  Impairments of internally-developed software totaling $0.3 million were recorded in each of 2017 and 2016 and charged to general and administrative expense.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2017 and 2016, accrued expenses and other current liabilities consisted of the following (in thousands):

	2017	2016
Accrued compensation	$4,361	$6,860
Accrued content fees and other cost of revenue	655	1,788
Accrued taxes	426	—
Accrued business acquisition consideration	—	1,193
Other	1,633	1,843
Total	$7,075	$11,684

5. LONG-TERM DEBT

In September 2013, the Company entered into a Loan and Security Agreement, with Silicon Valley Bank (“SVB”), which was most recently amended in June 2017 (as amended, the “Loan Agreement”). The Loan Agreement provides for a $12.0 million secured revolving line of credit with a stated maturity of September 2018. The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of December 31, 2017, there were no borrowings outstanding under the Loan Agreement, and subject to the operation of the borrowing formula, $12.0 million was available for draw under the Loan Agreement.

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

The Company’s obligations to SVB are secured by a first priority security interest in all our assets, including our intellectual property. The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, SVB may accelerate repayment of any outstanding balance. The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of December 31, 2017, the Company was in compliance with the financial covenants.

6. INCOME TAXES

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.  As a result of the reduction in the U.S. corporate income rate from 35% to 21% under the Tax Act, the Company revalued its deferred income tax assets and liabilities at December 31, 2017, recording a net reduction of both the Company’s deferred income tax liability at December 31, 2017 and income tax provision for the year ended December 31, 2017 in the amount of $0.2 million. The one-time transition tax liability of foreign subsidiaries, calculated based on earning and profits (“E&P”) that were previously deferred from U. S. income taxes, was $0.  The Company has not fully completed the calculation of the E&P and expects it may refine its calculations as additional analysis is completed.

Loss from continuing operations before income taxes included loss from domestic operations of $(9.6) million, $(10.2) million and $(2.9) million for the years ended December 31, 2017, 2016 and 2015, and income (loss) from foreign operations of $0.9 million, $0.7 million $(0.3) million for the same years.

The provision for income taxes for the years ended December 31, 2017, 2016 and 2015, was comprised of the following (in thousands):

	2017	2016	2015
Current:
United States Federal	$—	$—	$(1)
State	30	40	45
Foreign	933	1,036	195
Total current provision for income taxes	963	1,076	239
Deferred:
United States Federal	74	95	—
State	63	48	—
Net deferred provision for income taxes	137	143	—
Total provision for income taxes	$1,100	$1,219	$239

The income tax effects of significant temporary differences and carryforwards that give rise to deferred income tax assets and liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Deferred income tax assets:
Stock and other compensation expense	$3,345	$4,576
Net operating losses	7,059	5,907
Research and development credits	1,676	1,676
Other federal, state and foreign carryforwards	1,151	1,151
Fixed assets	—	246
Intangible assets	570	557
Other	408	838
Gross deferred tax assets	14,209	14,951
Valuation allowances	(13,301)	(14,030)
	908	921
Deferred income tax liabilities:
Fixed assets	(16)	(29)
Intangible assets and other	(529)	(392)
Gross deferred tax liabilities	(545)	(421)
Subtotal	363	500
Less unrecognized tax benefit liability related to deferred items	(627)	(627)
Net deferred tax liabilities	$(264)	$(127)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2017	2016	2015
Balance—beginning of year	$627	$627	$627
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Balance—end of year	$627	$627	$627

The unrecognized tax benefits at the end of 2017, 2016 and 2015 were primarily related to research and development carryforwards.

If the $0.6 million of unrecognized tax benefits as of December 31, 2017 were recognized, approximately $0.6 million would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred income tax assets on which an unrecognized tax benefit liability is placed. The Company does not expect any material changes to its unrecognized tax benefits within the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2017 and 2016, penalties and interest were insignificant.

The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. states and foreign jurisdictions. The tax years 2004 to 2017 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. The Company’s 2016 U.S. Federal income tax return is currently under examination; the Company is not currently under examination in any other major taxing jurisdictions.

Income tax expense for the years ended December 31, 2017, 2016 and 2015 differs from the expected income tax benefit calculated using the statutory U.S. Federal income tax rate as follows (dollars in thousands):

	2017		2016		2015
Federal income tax (benefit) expense at statutory rate	$(2,950)	34%	$(3,237)	34%	$(1,075)	34%
State and local taxes—net of federal benefit	64	(1)	75	(1)	30	(1)
Foreign taxes	466	(6)	1,036	(11)	195	(6)
Impact of United States federal tax rate change	4,965	(57)	—	—	—	—
Impact of United States federal tax rate change - valuation allowance	(5,205)	60	—	—	—	—
Valuation allowance	3,596	(41)	3,299	(34)	928	(29)
Permanent differences	(103)	1	3	—	144	(5)
Other	267	(3)	43	(1)	17	(1)
Total	$1,100	(13)%	$1,219	(13)%	$239	(8)%

At December 31, 2017, the Company has federal and state NOL carryforwards of approximately $26.8 million and $25.1 million, respectively, including approximately $2.2 million of NOL carryforwards created by windfall tax benefits relating to stock compensation expense. The NOLs will begin to expire in 2027. The Company has weighed the positive and negative evidence, including cumulative pre-tax losses, and determined that it is more likely than not that the deferred income tax assets, primarily related to the NOLs, will not be realized and, therefore, a full valuation allowance has been recorded against the net deferred income tax assets as of December 31, 2017 and 2016.

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

The following table sets forth revenue and long-lived tangible assets by geographic area (in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenue:
United States	$118,764	$110,071	$105,228
International	21,263	17,302	5,017
Total revenue	$140,027	$127,373	$110,245

	As of December 31,
	2017	2016
Long-lived tangible assets:
United States	$19,775	$13,519
International	730	887
Total long-lived tangible assets	$20,505	$14,406

8. COMMITMENTS AND CONTINGENCIES

Lease Commitments —The Company leases office space and data center space under operating lease agreements and certain equipment under capital lease agreements with interest rates ranging from 3% to 7%.

Rent expense for operating leases was approximately $3.5 million, $3.1 million and $2.6 million for 2017, 2016 and 2015, respectively.

Lease commitments over the next five years as of December 31, 2017 can be summarized as follows (in thousands):

Years Ending December 31,	Operating Lease Commitments
2018	$5,643
2019	4,380
2020	2,761
2021	1,368
2022	715
2023 and thereafter	195
Total lease commitments	$15,062

Years Ending December 31,	Capital Lease Commitments
2018	$2,712
2019	2,350
2020	1,152
Total minimum capital lease commitments	6,214
Less-amount representing interest	399
Total capital lease obligations	5,815
Less-current portion of capital lease obligations	2,444
Long-term portion of capital lease obligations	$3,371

Contract Commitments —The Company is obligated to make payments under various contracts with vendors and other business partners, principally for revenue-share arrangements. Contract commitments as of December 31, 2017 can be summarized as follows (in thousands):

Years Ending December 31,	Contract Commitments
2018	$2,672
2019	2,553
2020	603
Total contract commitments	$5,828

Litigation —From time to time, the Company is a party to legal actions. In the opinion of management, the outcome of these matters is not expected to have a material impact on the consolidated financial statements of the Company.

9. EQUITY

Stock Offering — In April 2017, the Company completed an underwritten public offering (the “Offering”) of its common stock in which it sold 5,715,000 shares at a price of $3.50 per share.  Subsequently, in May 2017, and as part of the Offering, the Company completed the sale of 472,846 additional shares of its common stock at the same price upon the exercise of the underwriters’ over-allotment option, for a total of 6,187,846 shares.  The Offering resulted in total net proceeds of $20.0 million, after deducting underwriting discounts and commissions totaling $1.4 million and other offering expenses totaling $0.2 million.

Stock Repurchases —In February 2014, the board of directors approved a Stock Repurchase Program, which authorizes a repurchase of up to $5.0 million worth of the Company’s outstanding common stock. The Stock Repurchase Program has no expiration date, and may be suspended or discontinued at any time without notice.  There were no repurchases under this program in 2017, 2016 or 2015.  The Company repurchased $0.6 million of its outstanding stock under this authorization.

Withhold to Cover —During the years ended December 31, 2017, 2016 and 2015, certain employees, in lieu of paying withholding taxes on the vesting of certain shares of restricted stock awards, authorized the withholding of shares of the Company’s common stock to satisfy their minimum statutory tax withholding requirements related to such vesting. These shares were recorded as treasury stock using the cost method at the per share closing price on the date of vesting. Shares and cost of the Company’s common stock withheld to cover minimum statutory tax withholding requirements during the years ended December 31, 2017, 2016 and 2015 were as follows:

	Years Ended December 31,
	2017	2016	2015
Shares withheld	96,733	92,439	99,904
Cost (in thousands)	$334	$215	$190

Warrants —Warrants to purchase 600,000 shares of common stock were issued as a component of the consideration transferred for the acquisition of the Zimbra assets (see Note 2). These warrants are exercisable at $3.00 per share, have a three-year life, and expire in August 2018.

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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted (excluding replacement options in conjunction with modifications described below) during the periods presented:

	Years Ended December 31,
	2017	2016	2015
Volatility	49%	49%	52%
Expected dividend yield	—%	—%	—%
Risk-free rate	2.0%	1.4%	1.7%
Expected term (in years)	6.25	6.25	6.25

The Company recorded $2.5 million, $2.8 million, and $3.1 million of stock-based compensation expense for the years ended December 31, 2017, 2016, and 2015, respectively. No income tax deduction is allowed for incentive stock options (“ISOs”). Accordingly, no deferred income tax asset is recorded for the potential tax deduction related to these options. Expense related to stock option grants of non-qualified stock options (“NSOs”) results in a temporary difference, which gives rise to a deferred income tax asset.

Total stock-based compensation expense included in the accompanying consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Technology and development	$744	921	$936
Sales and marketing	636	784	942
General and administrative	1,110	1,066	1,237
Total stock-based compensation expense	$2,490	$2,771	$3,115

Equity Incentive Plans —The Company has two stock option plans (the 2006 Stock Plan and the Amended and Restated 2012 Equity Incentive Plan), which, as of December 31, 2017, authorize the Company to grant up to 10,615,572 stock options (ISOs and NSOs), stock appreciation rights, restricted stock, RSUs and performance cash awards. The ISOs and NSOs will be granted at a price per share not less than the fair value of the Company’s common stock at the date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining 75% vesting monthly thereafter. Options granted generally are exercisable up to 10 years. RSUs generally vest over a three year period with one-sixth vesting at the end of each six-month period.

Special Purpose Recruitment Plan —During 2013, our shareholders approved the Special Purpose Recruitment Plan from which equity compensation awards are granted to newly-hired employees. One million shares of common stock were reserved for issuance and have all been granted under this plan.

Stock Option Activity —A summary of stock option activity for the year ended December 31, 2017 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding—January 1, 2017	8,756,174	$2.53
Granted	1,559,000	3.17
Exercised	(969,223)	2.22
Forfeited	(464,815)	2.31
Expired	(402,923)	4.64
Outstanding—December 31, 2017	8,478,213	$2.60	$1,222	6.99
Expected to vest—December 31, 2017	8,211,433	$2.59	$1,181	6.93
Vested and exercisable—December 31, 2017	5,165,238	$2.59	$636	6.09

Aggregate intrinsic value represents the difference between the closing stock price of the Company’s common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the Nasdaq as of December 31, 2017 was $2.30. The total intrinsic value of options exercised was $1.1 million, $0.7 million, and less than $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The weighted-average grant date fair value of options granted was $1.56 per share, $1.13 per share, and $0.95 per share for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options was approximately $3.9 million, which is expected to be recognized over a weighted-average period of 2.5 years.

RSU Activity —A summary of RSU activity for the year ended December 31, 2017 is as follows:

	Number of RSUs	Weighted Average Fair Value
Unvested—January 1, 2017	319,889	$2.71
Granted	—	—
Released	(242,276)	$2.47
Forfeited	(25,930)	$3.15
Unvested—December 31, 2017	51,683	$3.62
Unvested expected to vest —December 31, 2017	51,683	$3.62

As of December 31, 2017, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was $0.2 million, which is expected to be recognized over the next 1.35 years.

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

The following table presents the calculation of basic and diluted net loss per share for the years ended December 31, 2017, 2016 and 2015 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
Basic net loss per share:
Numerator:
Net loss	$(9,777)	$(10,740)	$(3,474)
Denominator:
Weighted-average common shares outstanding	36,381,299	30,251,685	28,213,838
Basic net loss per share	$(0.27)	$(0.36)	$(0.12)
Diluted net loss per share:
Numerator:
Net loss	$(9,777)	$(10,740)	$(3,474)
Denominator:
Number of shares used in the basic computation	36,381,299	30,251,685	28,213,838
Add weighted-average effect of dilutive securities:
Stock options, RSUs and warrants	—	—	—
Number of shares used in diluted calculation	36,381,299	30,251,685	28,213,838
Dilutive net loss per share	$(0.27)	$(0.36)	$(0.12)

Stock options, warrants and RSUs are not included in the calculation of diluted net loss per share for the years ended December 31, 2017, 2016 and 2015 because the Company had a net loss for those years. The inclusion of these equity awards would have had an antidilutive effect on the calculation of diluted net loss per share.

The following equivalent shares were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Antidilutive Equity Awards:
Stock options and RSUs	8,529,896	9,076,063	9,133,513
Warrants	480,000	480,000	480,000

12. SALE OF INVESTMENT

In July 2013, the Company made a $1.0 million strategic investment in the form of a convertible promissory note (the “note”) in Blazer and Flip Flops, Inc. (“B&FF”), doing business as “The Experience Engine”, a privately-held Delaware corporation. The Company desired to gain access to the expertise of B&FF’s principals in integrating its customers’ systems with their customers’ devices, including smartphones and tablets. In March 2015, the note was converted into preferred stock of B&FF and was subsequently accounted for as a cost method investment.

In August 2017, B&FF was acquired by accesso Technology Group, plc, a U.K. public company, and the Company received, in connection with the sale of its investment in B&FF, cash consideration of $2.2 million and stock in the acquiring company valued at approximately $0.4 million. This stock was sold in September 2017 for $0.5 million.  In addition, the Company stands to receive contingent consideration of cash and stock totaling $0.5 million, which was held back to secure B&FF’s indemnification obligations under the purchase and sale agreement. These amounts have been valued at $0.3 million, and may be received after the 18-month indemnification period expires. The Company recorded a gain on sale of investment of $2.0 million in the year ended December 31, 2017.

13. EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) profit sharing plan that covers substantially all employees. Under the plan, eligible employees are permitted to contribute a portion of gross compensation not to exceed standard limitations provided by the Internal Revenue Service. The Company maintains the right to match employee contributions, and contributed $0.3 million in matching funds during the year ended December 31, 2017.   No matching contributions were made during the years ended December 31, 2016 or 2015.

******