Form 10-Q
period 2018-03-31
Synacor, Inc.
filed 2018-05-10
CIK 1408278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2018, there were 38,796,722 shares of the registrant’s common stock outstanding.

SYNACOR, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets – Unaudited as of March 31, 2018 and December 31, 2017	1
	Condensed Consolidated Statements of Operations – Unaudited for the Three Months Ended March 31, 2018 and 2017	2
	Condensed Consolidated Statements of Comprehensive Loss – Unaudited for the Three Months Ended March 31, 2018 and 2017	3
	Condensed Consolidated Statements of Cash Flows—Unaudited for the Three Months Ended March 31, 2018 and 2017	4
	Notes to the Condensed Consolidated Financial Statements – Unaudited as of March 31, 2018 and December 31, 2017, and for the Three Months Ended March 31, 2018 and 2017	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42

	SIGNATURES	43

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SYNACOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
AS OF MARCH 31, 2018 AND DECEMBER 31, 2017
(In thousands except for share and per share data)

	March 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,425	$22,476
Accounts receivable, net of allowance of $96 and $99, respectively	24,179	31,696
Prepaid expenses and other current assets	5,741	4,516
Total current assets	46,345	58,688
PROPERTY AND EQUIPMENT, net	20,621	20,505
GOODWILL	15,950	15,955
INTANGIBLE ASSETS, net	12,159	12,695
OTHER ASSETS	649	937
Total assets	$95,724	$108,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,726	$25,931
Accrued expenses and other current liabilities	4,650	7,075
Current portion of deferred revenue	8,361	11,605
Current portion of capital lease obligations	2,405	2,444
Total current liabilities	34,142	47,055
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	2,770	3,371
DEFERRED REVENUE	3,598	3,682
DEFERRED INCOME TAXES	225	264
OTHER LONG-TERM LIABILITIES	59	63
Total liabilities	40,794	54,435
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock – par value $0.01 per share; authorized 10,000,000 shares; none issued	—	—
Common stock – par value $0.01 per share; authorized 100,000,000 shares; 39,638,942 shares issued and 38,796,722 shares outstanding at March 31, 2018 and 39,625,980 shares issued and 38,783,760 shares outstanding at December 31, 2017	393	396
Treasury stock – at cost, 842,220 shares at March 31, 2018 and 842,220 shares at December 31, 2017	(1,881)	(1,881)
Additional paid-in capital	143,079	142,486
Accumulated deficit	(86,568)	(86,627)
Accumulated other comprehensive loss	(93)	(29)
Total stockholders’ equity	54,930	54,345
Total liabilities and stockholders’ equity	$95,724	$108,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(In thousands except for share and per share data)

	Three Months Ended
	March 31,
	2018	2017
REVENUE	$32,915	$26,540
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	15,217	12,562
Technology and development (exclusive of depreciation and amortization shown separately below)	6,687	7,298
Sales and marketing	5,936	6,661
General and administrative (exclusive of depreciation and amortization shown separately below)	5,017	3,964
Depreciation and amortization	2,435	2,184
Total costs and operating expenses	35,292	32,669
LOSS FROM OPERATIONS	(2,377)	(6,129)
OTHER INCOME	119	6
INTEREST EXPENSE	(97)	(87)
LOSS BEFORE INCOME TAXES	(2,355)	(6,210)
INCOME TAX PROVISION	20	446
NET LOSS	$(2,375)	$(6,656)
NET LOSS PER SHARE:
Basic	$(0.06)	$(0.21)
Diluted	$(0.06)	$(0.21)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE:
Basic	38,794,165	31,045,488
Diluted	38,794,165	31,045,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(2,375)	$(6,656)
Other comprehensive income:
Changes in foreign currency translation adjustment	(64)	45
Comprehensive loss	$(2,439)	$(6,611)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(In thousands)

	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,375)	$(6,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,435	2,184
Stock-based compensation expense	553	647
Provision for deferred income taxes	(39)	200
Increase in estimated value of contingent consideration	—	107
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	7,517	10,151
Prepaid expenses and other assets	(942)	(342)
Accounts payable	(7,392)	(3,771)
Accrued expenses and other liabilities	(2,429)	(3,535)
Deferred revenue	(872)	48
Net cash used in operating activities	(3,544)	(967)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,924)	(1,515)
Net cash used in investing activities	(1,924)	(1,515)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on capital lease obligations	(520)	(319)
Proceeds from exercise of common stock options	18	308
Deferred acquisition payments	—	(567)
Net cash used in financing activities	(502)	(578)
Effect of exchange rate changes on cash and cash equivalents	(81)	6
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,051)	(3,054)
Cash and cash equivalents, beginning of period	22,476	14,315
Cash and cash equivalents, end of period	$16,425	$11,261
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$92	$69
Cash paid for income taxes	$106	$192
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Property, equipment and service center contracts financed under capital lease	$—	$521
Minimum capital lease payments in accounts payable	$160	$—
Accrued property and equipment expenditures	$596	$269
Stock-based compensation capitalized to property and equipment	$19	$37

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017, AND

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

The accompanying condensed consolidated balance sheet as of March 31, 2018 was derived from the audited financial statements as of that date, but does not include all the information and footnotes required by U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Concentrations of Risk —

As of March 31, 2018 and December 31, 2017, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable as follows:

	Accounts Receivable
	March 31, 2018	December 31, 2017
Google advertising affiliate	*	16%
Google search	*	7%
Advertising customer	*	12%
* - Less than 10%

For the three months ended March 31, 2018 and 2017, the Company had concentrations equal to or exceeding 10% of the Company’s revenue as follows:

	Revenue
	Three Months Ended
	March 31,
	2018	2017
Google search	15%	11%
Google advertising affiliate	16%	*
* - Less than 10%

For the three months ended March 31, 2018 and 2017, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue:

	Cost of Revenue
	Three Months Ended
	March 31,
	2018	2017
Customer A	*	19%
Customer B	20%	*
* - Less than 10%

Recent Accounting Pronouncements —

Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) which amends lease accounting by lessors and lessees. This new standard will require, among other things, that lessees recognize a right-to-use asset and related lease liability for all significant financing and operating leases, and specifies where in the statement of cash flows the related lease payments are to be presented. The standard is effective for years beginning after December 15, 2018, including interim periods within those years (beginning in calendar year 2019 for the Company), and early adoption is permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements, but currently expects that all of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon the adoption of ASU 2016-02, which will increase the total assets and total liabilities that it reports as compared to those reported prior to adoption. The Company will adopt the standard on the required effective date, which for the Company will be January 1, 2019.

Recently Adopted

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers ("Topic 606"), using the modified retrospective method. Results for reporting periods beginning on or after January 1, 2018 are presented under Topic 606; however, prior period amounts are not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. The Company recorded a reduction to the opening balance of the accumulated deficit of $2.5 million as of January 1, 2018 due to the cumulative impact of the adoption of Topic 606. The impact to revenue recorded for the quarter ended March 31, 2018 was a decrease of $0.2 million with the adoption of Topic 606 as compared to Topic 605.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This ASU reduces the diversity in reporting of eight specific cash flow issues due to accounting guidance that is unclear or does not exist. The eight issues relate to certain debt activities, business combination activities, insurance settlements and other various activities. The Company adopted this ASU as of January 1, 2018 and it did not have an impact on our consolidated financial statements.

2.	Revenue from Contracts with Customers

The following is a description of principal activities from which the Company generates revenue. Revenue is recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. The Company generates all of our revenue from contracts with customers.

Search & Digital Advertising

The Company uses internet advertising to generate revenue from the traffic on our Managed Portals and Advertising solutions, categorized as search advertising and digital advertising. For search advertising, the Company has a revenue-sharing relationship with Google, pursuant to which the Company includes a Google-branded search tool on our Managed Portals. When a consumer makes a search query using this tool, the Company delivers the query to Google and they return search results to consumers that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. The net payment received from Google is recognized as revenue. Digital advertising includes video, image and text advertisements delivered on our Managed Portals. Advertising inventory is filled with advertisements sourced by our direct sales force and advertising network partners. Revenue is generated when an advertisement displays, otherwise known as an impression, or when consumers view or click an advertisement, otherwise known as an action. Digital advertising revenue is on a cost per impression or cost per action basis. Digital advertising also includes advertising fees received for the placement of syndicated digital advertisements with other digital advertising publishers, for which the Company acquires and pay for the space (inventory) on a cost per impression or cost per action basis. Revenue is recognized based on amounts received from advertising customers as the impressions are delivered or the actions occur, according to contractually-determined rates.

Recurring and fee-based

Recurring and fee-based revenue includes subscription fees and other fees that are received from customers for the use of our proprietary technology, including the use of, or access to, email, Cloud ID, security services, games and other premium services and paid content. Monthly subscriber levels typically form the basis for generating Recurring and fee-based revenue. This revenue is typically determined by multiplying a per-subscriber per-month fee by the number of subscribers using the particular services being offered or consumed, except in the case of software licenses and support, which are based on a fixed fee. Revenue earned as subscription fees and maintenance and support fees is recognized from customers as our obligation to deliver the service is satisfied, which is when the service is delivered. Revenue is also recognized from the licensing and distribution of our Email/Collaboration products and services, including licenses of intellectual property. Software license revenue is recognized up front upon delivery of the licensed product and the utility that enables the customer to access authorization keys, provided that a signed contract has been received. The Company typically sells term-based software licenses that expire, which are referred to as subscription licenses, but also sell perpetual licenses for our Email products. The software is delivered before related services are provided and is functional without professional services, updates, and technical support.

Many of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of software licenses are typically estimated using the residual approach. Standalone selling prices of services are typically estimated based on observable transactions when these services are sold on a standalone basis. The Company usually expects payment within 30 to 90 days from the invoice date (fulfillment of performance obligations or per contract terms). None of our contracts as of March 31, 2018 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as deferred revenue.

Disaggregation of revenue

The following table provides information about disaggregated revenue for the three months ended March 31, 2018 by primary geographical market and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable types (in thousands):

	Geographic Area		Timing of Revenue Recognition
	United States	International	Products transferred at a point in time	Products and services transferred over time	Total
	(in thousands)		(in thousands)
Revenue:
Search and digital advertising	$18,667	$1,161	$19,828	$—	$19,828
Recurring and fee-based	8,371	4,716	2,214	10,873	$13,087
Total revenue	$27,038	$5,877	$22,042	$10,873	$32,915

Remaining Performance Obligations

Deferred revenue is recorded when cash payments are received or due in advance of revenue recognition from software licenses, professional services, and maintenance agreements. The timing of revenue recognition may differ from the timing of billings to customers. The changes in deferred revenue, inclusive of both current and long-term, are as follows:

(in thousands)
Beginning balance - January 1, 2018	$15,287
Record the cumulative effect of ASC 606 implementation	(2,456)
Recognition of deferred revenue	(2,301)
Deferral of revenue	1,429
Ending Balance - March 31, 2018	$11,959

The portion of deferred revenue that is related to professional services is $0.2 million, which will be recognized over the next twelve months and is based upon a number of factors, including customers’ needs and schedules. Client advances are pre-payments from customers for services not yet provided. The majority of the deferred revenue balance above relates to the maintenance and support contracts for Email software licenses. These are recognized straight-line over the life of the contract, with the majority of the balance being recognized within the next twelve months.

Practical Expedients

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.

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

4.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Customer and publisher relationships	$14,780	$14,780
Technology	2,330	2,330
Trademark	300	300
	17,410	17,410
Less accumulated amortization	(5,251)	(4,715)
Intangible assets, net	$12,159	$12,695

Amortization of intangible assets totaled $0.5 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.

5.	Property and Equipment – Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Computer equipment	$28,908	$28,845
Computer software	25,225	23,690
Furniture and fixtures	1,497	1,497
Leasehold improvements	1,213	1,215
Work in process (primarily software development costs)	4,148	3,758
Other	161	159
	61,152	59,164
Less accumulated depreciation	(40,531)	(38,659)
Property and equipment, net	$20,621	$20,505

Depreciation expense totaled $1.9 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued compensation	$2,354	$4,361
Accrued content fees and other costs of revenue	628	655
Accrued taxes	186	426
Other	1,482	1,633
Total	$4,650	$7,075

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

The following tables set forth revenue and long-lived tangible assets by geographic area (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Revenue:
United States	$27,038	$21,668
International	5,877	4,872
Total revenue	$32,915	$26,540

	March 31, 2018	December 31, 2017
Long-lived tangible assets:
United States	$19,950	$19,775
International	671	730
Total long-lived tangible assets	$20,621	$20,505

8.	Commitments and Contingencies

Contract Commitments —

The Company is obligated to make minimum payments under various contracts with vendors and other business partners, principally for revenue-share and content arrangements. Contract commitments as of March 31, 2018 are as follows (in thousands):

Year ending December 31,
2018 (remaining nine months)	$1,575
2019	2,053
2020	753
Total	$4,381

Capital Lease Commitments —

Capital lease commitments for the remainder of 2018 and for the following three years as of March 31, 2018 are summarized as follows (in thousands):

Years Ending December 31,	Capital Lease Commitments
2018 (remaining nine months)	$1,987
2019	2,348
2020	1,152
Total minimum capital lease commitments	5,487
Less-amount representing interest	(312)
Total capital lease obligations	5,175
Less-current portion of capital lease obligations	(2,405)
Long-term portion of capital lease obligations	$2,770

Litigation —

From time to time, the Company is a party to legal actions. In consultation with counsel, as it relates to any current pending matters, the outcome of these matters is not expected to have a material impact on the consolidated financial statements of the Company.

The Company and two of its executive officers were recently named as defendants in a putative securities class action lawsuit filed April 4, 2018 in the United States District Court for the Southern District of New York. The complaint makes various allegations regarding statements related to the contractual arrangement between the Company and AT&T Inc. (“AT&T”), and the effect of that arrangement on the Company’s revenue. The complaint seeks unspecified damages, interest and other costs. The case is still in its initial stage and a lead plaintiff has not yet been appointed. The Company and its officers dispute these claims and will defend vigorously against any allegations of wrongdoing.

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

Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the periods presented, is as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Technology and development	$134	$208
Sales and marketing	138	168
General and administrative	281	271
Total stock-based compensation expense	$553	$647

Stock Option Activity – A summary of the stock option activity for the three months ended March 31, 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	8,478,213	$2.60
Granted	613,100	2.00
Exercised	(10,439)	1.62
Forfeited or expired	(179,229)	2.20
Outstanding at March 31, 2018	8,901,645	$2.57	6.88	$103
Vested and expected to vest at March 31, 2018	8,609,183	$2.57	6.81	$100
Vested and exercisable at March 31, 2018	5,691,837	$2.59	5.94	$62

Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the Nasdaq Global Market as of March 31, 2018 was $1.60 per share. The total intrinsic value of options exercised for the three months ended March 31, 2018 was minimal. The weighted average fair value of options issued during the three months ended March 31, 2018 amounted to $0.99 per option share.

As of March 31, 2018, the unrecognized compensation cost related to non-vested options granted, for which vesting is probable, and adjusted for estimated forfeitures, was approximately $3.8 million. This cost is expected to be recognized over a weighted-average remaining period of 2.6 years.

10.	Net Loss Per Common Share Data

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

Stock options, warrants and RSUs are not included in the calculation of diluted net loss per share for the three months ended March 31, 2018 and 2017 because the Company had a net loss for each of those periods. The inclusion of these equity awards would have had an antidilutive effect on the calculation of diluted loss per share. As such, the Company’s calculations of basic and diluted net loss per share are identical.

The following table presents the calculation of basic and diluted net loss per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(2,375)	$(6,656)
Denominator:
Weighted average common shares outstanding	38,794,165	31,045,488
Basic net loss per share	$(0.06)	$(0.21)

Diluted net loss per share:
Numerator:
Net loss (in thousands)	$(2,375)	$(6,656)
Denominator:
Weighted average common shares outstanding - basic	38,794,165	31,045,488
Add - potentially dilutive securities (options, RSUs and warrants)	—	—
Weighted average common shares outstanding - diluted	38,794,165	31,045,488
Diluted net loss per share	$(0.06)	$(0.21)

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended
	March 31,
	2018	2017
Anti-dilutive equity awards:
Stock options	8,901,645	9,547,477
Restricted Stock Units	51,267	309,889
Warrants	600,000	600,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-Q and with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

During the three months ended March 31, 2018, Managed Portals and Advertising revenue was $19.8 million, an increase of 46% as compared to $13.5 million for the three months ended March 31, 2017.

Search revenue increased by $2.2 million, or 78%, for the three months ended March 31, 2018 compared to the same period in 2017, due to search revenue attributable to the AT&T Portal (including personal computers, smartphones and tablets), which was fully deployed by the end of the second quarter of 2017, offset partially by the effects of ongoing migration of search activity at other portal customers from personal computers to other devices, such as tablets and smartphones, generally across the consumer base, and the residual effect of the placement of our Managed Portals and Advertising solutions on the second tab of the default Windows 8 and Windows 10 internet browsers.

Digital advertising revenue increased by $4.1 million, or 38%, during the three months ended March 31, 2018 as compared to the same period in 2017.  The first quarter increase in digital advertising revenue was driven by advertising on the AT&T Portal and higher syndicated advertising revenue, partially offset by effects of ongoing migration of other portal customers from personal computers to other devices, such as tablets and smartphones, generally across the consumer base.

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

Our Recurring and fee-based revenue consists of fees charged for the use of our proprietary technology and for the use of, or access to, services, such as e-mail and messaging, security, Cloud ID, online games, music and other premium services and paid content. For the three months ended March 31, 2018, Recurring and fee-based revenue was $13.1 million, an increase of $0.1 million compared to the same period in 2017. This increase was primarily attributable to increased Cloud ID licensing revenue and increased professional services revenue, offset by decreased premium services and the effects of the transition of e-mail customers from perpetual to subscription license revenue.

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

Revenue attributable to our customers includes the Recurring and fee-based revenue earned directly from them, as well as the Managed Portals and Advertising revenue generated through our relationships with our search and digital advertising partners (such as Google for search advertising and advertising networks, advertising agencies and advertisers for digital advertising). This revenue is attributable to our customers because it is produced from the traffic on our Managed Portals. These search and advertising partners provide us with advertisements that we then deliver with search results and other content on our Managed Portals. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In the three months ended March 31, 2018, search advertising through our relationship with Google generated $5.0 million or approximately 15% of our revenue (all of which was attributable to our customers). For the three months ended March 31, 2018, Managed Portals and Advertising solutions and other services attributable to one customer accounted for 26% of our revenue.

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

Key Business Metric

In addition to the line items in our financial statements, we review the number of Multiplatform Unique Visitors to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. Following the acquisition of the

Technorati media solutions platform in February 2016, our Multiplatform Unique Visitors metric includes the number of multiplatform unique visitors through our advertising network. We believe disclosing this metric is useful for investors and analysts to understand the underlying trends in our business. The following table reflects the number of multiplatform unique visitors for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017

Multiplatform Unique Visitors	202,240,124	200,818,239

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2017 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have updated our revenue recognition policies in conjunction with the adoption of ASC 606 as further described in Note 2 to the accompanying condensed consolidated financial statements. No other significant changes have occurred to our critical accounting policies and estimates.

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed within this Quarterly Report on Form 10-Q adjusted EBITDA, a non-U.S. GAAP financial measure. We define adjusted EBITDA as net income (loss) plus: provision (benefit) for income taxes, interest expense, other (income) expense, gains on sale of investment, depreciation and amortization, asset impairments, stock-based compensation, acquisition costs and certain one-time items. We have provided a reconciliation below of adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP financial measure.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other U.S. GAAP results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(2,375)	$(6,656)
Provision for income taxes	20	446
Interest expense	97	87
Depreciation and amortization	2,435	2,184
Stock-based compensation	553	647
Other income	(119)	(6)
Adjusted EBITDA	$611	$(3,298)

Results of Operations

The following tables set forth our results of operations for the periods presented in amount and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Revenue	$32,915	$26,540
Costs and operating expenses:
Cost of revenue [1]	15,217	12,562
Technology and development 1 2	6,687	7,298
Sales and marketing [2]	5,936	6,661
General and administrative 1 2	5,017	3,964
Depreciation and amortization	2,435	2,184
Total costs and operating expenses	35,292	32,669
Loss from operations	(2,377)	(6,129)
Other income	119	6
Interest expense	(97)	(87)
Loss before income taxes	(2,355)	(6,210)
Income tax provision	20	446
Net loss	$(2,375)	$(6,656)

Notes:

[1]	Exclusive of depreciation and amortization shown separately

[2]	Includes stock-based compensation, as follows:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Technology and development	$134	$208
Sales and marketing	138	168
General and administrative	281	271
	$553	$647

	Three Months Ended
	March 31,
	2018	2017
Revenue	100%	100%
Costs and operating expenses:
Cost of revenue [1]	46	47
Technology and development [1]	20	28
Sales and marketing	18	25
General and administrative [1]	15	15
Depreciation and amortization	7	8
Total costs and operating expenses	107	123
Loss from operations	(7)	(23)
Other income	—	—
Interest income	—	—
Loss before income taxes	(7)	(23)
Provision for income taxes	—	2
Net loss	(7)%	(25)%

Note:

[1]	Exclusive of depreciation and amortization shown separately

Comparison of the three months ended March 31, 2018 and 2017:

Revenue

	Three Months Ended
	March 31,
	2018	2017	% Change
	(in thousands)
Revenue:
Search and digital advertising	$19,828	$13,545	46
Recurring and fee-based	13,087	12,995	1
Total revenue	$32,915	$26,540	24
Percentage of Revenue:
Search and digital advertising	60%	51%
Recurring and fee-based	40%	49%
Total revenue	100%	100%

Three months - 2018 compared to 2017. Revenue in the three months ended March 31, 2018 increased by $6.4 million, or 24%, compared to the same period in 2017.  Search and digital advertising revenue increased by $6.3 million, or 46%. Search revenue increased by $2.2 million and digital advertising revenue increased by $4.1 million. The increase in search revenue was primarily due to revenue attributable to the AT&T Portal (including personal computers, smartphones and tablets) which was deployed during the second quarter, offset partially by the effects of ongoing migration of search activity at other portal customers from personal computers to other devices, such as tablets and smartphones, generally across the consumer base, and the residual effect of the placement of our Managed Portals and Advertising solutions on the second tab of the default Windows 8 and Windows 10 internet browsers. The increase in digital advertising revenue was driven in part by advertising revenue attributable to AT&T and in part by an increase in syndicated advertising revenue, partially offset by a decline in other portal advertising revenue.

Recurring and fee-based revenue in 2018 increased by $0.1 million, or 1%, compared to the same period in 2017 primarily due to increased Cloud ID licensing revenue and professional services revenue, offset by a decline in hosted email services and portal value added services.

Cost of Revenue

	Three Months Ended
	March 31,
	2018	2017	% Change
	(in thousands)
Cost of revenue	$15,217	$12,562	21
Percentage of revenue	46%	47%

Three months - 2018 compared to 2017. Cost of revenue increased by $2.7 million, or 21% for the three months ended March 31, 2018 as compared to the same period in the prior year. The increase in cost was due primarily to the increase in revenue sharing costs (in particular with respect to AT&T) and increased syndicated advertising costs as a percentage of revenue.

Technology and Development Expenses

	Three Months Ended
	March 31,
	2018	2017	% Change
	(in thousands)
Technology and development expenses	$6,687	$7,298	(8)
Percentage of revenue	20%	28%

Three months - 2018 compared to 2017. Technology and Development expenses decreased by $0.6 million, or 8%, in the three months ended March 31, 2018 as compared to 2017, as a result of lower compensation expenses in the quarter.

Sales and Marketing Expenses

	Three Months Ended
	March 31,
	2018	2017	% Change
	(in thousands)
Sales and marketing	$5,936	$6,661	(11)
Percentage of revenue	18%	25%

Three months - 2018 compared to 2017. Sales and marketing expenses decreased by $0.7 million, or 11%, in the first quarter of 2018 as compared with same period in 2017. The decrease was primarily the result of lower expenses to support the AT&T portal services business, and lower related expenses necessary to support other sales and marketing initiatives across our product lines.

General and Administrative Expenses

	Three Months Ended
	March 31,
	2018	2017	% Change
	(in thousands)
General and administrative	$5,017	$3,964	27
Percentage of revenue	15%	15%

Three months - 2018 compared to 2017. General and administrative expenses increased by $1.1 million, or 27%, in the three months ended March 31, 2018 as compared with the same period in 2017. The increase was due in part to increased legal expenses, audit and professional services costs, which was partially offset by an unrealized gain recorded on the stock of accesso Technology Group, plc.

Depreciation and Amortization Expense

	Three Months Ended
	March 31,
	2018	2017	% Change
	(in thousands)
Depreciation and amortization	$2,435	$2,184	11
Percentage of revenue	7%	8%

Three months - 2018 compared to 2017. Depreciation and amortization increased by $0.3 million, or 11%, for the three months ended March 31, 2018 as compared to the same period in 2017 as the effect of increased depreciation of leased equipment and capitalized software development costs was partially offset by the effect of assets becoming fully depreciated.

Other Income

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Other income	$119	$6

Other income consists of interest income and foreign currency transaction and measurement gains and losses related to our international operations.

Interest Expense

	Three Months Ended
	March 31,
	2018	2017	% Change
	(in thousands)
Interest expense	$97	$87	11

Interest expense consists of interest on capital leases and long-term debt; interest expense increased in the first quarter of 2018 over the comparable periods in 2017 primarily due to increased capital lease obligations.

Provision for Income Taxes

	Three Months Ended
	March 31,
	2018	2017	% Change
	(in thousands)
Provision for income taxes	$20	$446	(96)

The $0.4 million decrease in our income tax provision in the first three months of 2018 as compared to 2017 is due to the result of applying our estimated annual effective tax rate to the pre-tax loss results in the interim period.

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

In September 2013, we entered into a Loan and Security Agreement with Silicon Valley Bank, or the Lender, which was amended most recently in June 2017 (as amended, the “Loan Agreement”). The amendment temporarily modified the terms of the financial covenants with which we must comply on a quarterly basis. The Loan Agreement provides for a $12.0 million secured revolving line of credit with a stated maturity of September 27, 2018. The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of March 31, 2018, we had no outstanding borrowings under the Loan Agreement; subject to the operation of the borrowing formula, $12.0 million was available for draw under the Loan Agreement.

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

Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property. The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance. The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of March 31, 2018, we were in compliance with the covenants and anticipate continuing to be so.

As of March 31, 2018, we had approximately $16.4 million of cash and cash equivalents. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our revolving credit line, will be sufficient to meet our anticipated working capital, interest payments, capital lease payment obligations, and capital expenditure requirements for at least the next 12 months.

Cash Flows

Statement of Cash Flows Data

	March 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(3,544)	$(967)
Net cash used in investing activities	$(1,924)	$(1,515)
Net cash used in financing activities	$(502)	$(578)

Cash Used in Operating Activities

In each period, cash flows provided by operating activities results from our net loss, adjusted for non-cash income and expense items and changes in our operating assets and liabilities.

Operating activities used $3.5 million of cash in the three months ended March 31, 2018, as compared with cash used by operating activities of $1.0 million in the three months ended March 31, 2017. The change in operating cash flow totaled $2.5 million, resulting primarily from the change in our net loss, which decreased from $6.7 million in the three months ended March 31, 2017 to $2.4 million in the three months ended March 31, 2018, including decreases in accounts payable and accrued expenses in 2018 totaling $9.6 million, as compared to decreases in accounts payable and accrued expenses in 2017 of $7.3 million, and increases in prepaid expenses and other assets in 2018 totaling $0.9 million, as compared to increases in prepaid expenses and other assets in 2017 totaling $0.3 million, offset partially by the effect of a $2.7 million lower decrease in accounts receivable in 2018 than in 2017.

Cash Used in Investing Activities

Net cash used in investing activities totaled $1.9 million in the three months ended March 31, 2018, as compared to $1.5 million in the comparable 2017 period. Cash payments were primarily for the development of internal-use software.

Cash Used in Financing Activities

For the three months ended March 31, 2018, cash flows used by financing activities were $0.5 million, as compared to cash flows used in financing activities which totaled $0.6 million in the comparable period in 2017.  Net cash used in financing activities consisted primarily of repayments of obligations under capital leases for both the three months ended March 31, 2018 and 2017.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Funds borrowed under this facility bear interest at a variable annual rate, at our election, based on either the “prime rate” as published in The Wall Street Journal or LIBOR for the relevant period. If our liquidity coverage ratio (the ratio of cash plus eligible accounts receivable to bank borrowings under the related loan agreement) exceeds 2.75 to 1, LIBOR-based advances bear interest at LIBOR plus 3.5% and prime rate advances bear interest at the prime rate plus 1.0%.  If our liquidity coverage ratio falls below 2.75 to 1, LIBOR-based advances bear interest at LIBOR plus 4.0% and prime rate advances bear interest at the prime rate plus 1.5%. This arrangement subjects us to interest rate risk. A 10% increase or decrease in these interest rates would not have a significant impact on our interest expense. Refer to Note 5,  Long-Term Debt , of the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information about our outstanding debt.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Foreign Currency Exchange Risks

We are also subject to foreign currency exchange risk relating to our operations in Canada, Europe, India, Japan and Singapore. Our expenses at these locations are denominated in the local currencies and our results of operations are influenced by changes in the exchange rates between the U.S. Dollar and these local currencies, principally the Canadian Dollar, Euro, British Pound Sterling, Rupee, Yen, and Singapore Dollar. In addition, certain of our accounts receivable are denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound Sterling, and Japanese Yen. A 10% increase or decrease in the applicable currency exchange rates could result in an increase or decrease in our currency exchange (loss) gain of approximately $0.2 million, calculated based on our foreign currency denominated accounts receivable as of March 31, 2018.

We have in the past, and we may in the future, enter into contracts to minimize the foreign currency exchange risk with respect to significant foreign currency denominated accounts receivable balances.

We continue to evaluate our various foreign currency exchange rate exposures and may take additional steps to mitigate these exposures.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective because of certain material weaknesses in our internal control over financial reporting, as further described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017.

Notwithstanding these material weaknesses, we have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position and results of operations and cash flows for the periods presented.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Remediation Efforts to Address the Material Weaknesses

We take these material weaknesses seriously. While the material weaknesses were not remediated as of March 31, 2018, we have taken steps to remediate them and will continue to take further steps until their remediation is complete. For example, we have assigned additional personnel within our finance department to assist with the implementation, administration and evaluation of our internal control over financial reporting. These additional personnel include certified public accountants and persons with experience in financial and accounting project management, to augment the experience and expertise of our accounting team. In addition, we hired a finance manager in 2018, who is a certified public accountant. We have also engaged an outside public accounting firm to provide us with the services of accounting support personnel and will continue to use their services on an as-needed basis.

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

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We and two of our executive officers were recently named as defendants in a putative securities class action lawsuit filed April 4, 2018 in the United States District Court for the Southern District of New York. The complaint makes various allegations regarding statements related to the contractual arrangement between us and AT&T, and the effect of that arrangement on our revenue. The complaint seeks unspecified damages, interest, and other costs. The case is still in its initial stage and a lead plaintiff has not yet been appointed. We dispute these claims and will defend vigorously against any allegations of wrongdoing.

In addition, from time to time we may become involved in legal proceedings arising in the ordinary course of our business. Although the results of legal proceedings and claims cannot be predicted with certainty, including the matters noted above, based on advice of counsel we believe we are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would be expected to have a material adverse effect on our business, results of operations or financial condition. However, regardless of the outcome, such proceedings can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors.

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

Although we have diversified our product portfolio and our customer base, we continue to derive a substantial portion of our revenue from a small number of Managed Portal customers. Revenue attributable to these customers includes the Recurring and fee-based revenue earned directly from them, as well as the search and digital advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our Managed Portals. For the three months ended March 31, 2018, revenue attributable to one customer (AT&T), accounted for approximately 26% of our revenue, or $8.5 million; no other customer accounted for 10% or greater of our revenue in the quarter.

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

We derive a substantial portion of our revenue from AT&T, with revenue from AT&T exceeding the revenue attributable to any of our other customers. If our contract with AT&T is not renewed or is otherwise terminated, or if revenue from the AT&T relationship were to decline due to competitive or other reasons, our results of operations and financial position would be adversely affected.

Our search advertising partner, Google, accounts for a significant portion of our revenue, and any loss of, or diminution in, our business relationship with Google would adversely affect our financial performance.

We rely on traffic on our Managed Portals to generate search and digital advertising revenue, a substantial portion of which is derived from text-based links to advertisers’ websites as a result of internet searches. We have a revenue-sharing relationship with Google under which we include a Google-branded search tool on our Managed Portals. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 14%, 12%, and 28% of our revenue in 2017, 2016, and 2015 or $20.1 million, $15.9 million, and $31.2 million, respectively, and approximately 15% of our revenue in the three months ended March 31, 2018, or $5.0 million. We are currently negotiating a renewal of our agreement with Google and we have been extending our existing agreement with Google on a month by month basis during that process. Although the current agreement, as extended, is set to expire on May 28, 2018, we expect to have entered into a renewal of the agreement by that time. Additionally, Google may terminate our agreement if we experience a change in control, if we enter into an agreement providing for a change in control, if we do not maintain certain search and digital advertising revenue levels or if we fail to conform to Google’s search policies and advertising policies. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of internet traffic. Any changes in these methodologies, metrics and advertising technology platforms could decrease the advertising rates that we receive and/or the amount of revenue that we generate from digital advertisements. If advertisers were to discontinue their advertising via internet searches, if Google’s revenue from search-based advertising were to decrease, if Google’s share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be adversely affected. Moreover, consumers’ increased use of search tools other than the Google-branded search tool we provide would have similar effects.

We have a history of significant pre-tax net losses and may not be profitable in future periods.

We have reported pre-tax net income in only three years, 2009, 2011 and 2012, in amounts of $0.3 million, $3.9 million, and $5.6 million, respectively.  In all other years, we have incurred losses, and at March 31, 2018 our cumulative net operating loss carryforward totaled approximately $29.4 million, including a pre-tax net loss of $2.4 million in the three months ended March 31, 2018. We have previously taken cost saving measures, including a reduction in workforce carried out in September 2014. However, our expenses have increased and may increase in future periods as we implement initiatives designed to grow our business including, among other things, the ongoing costs and expenses we must incur in connection with providing Managed Portal and Advertising solutions to AT&T, acquisitions of complementary businesses (such as our acquisition of the Zimbra assets and our acquisition of assets from Technorati), the development and marketing of new services and products, licensing of content, expansion of our infrastructure and international expansion. If our revenue does not sufficiently increase to offset these expected increases in operating expenses, or if we are not able to sufficiently reduce costs in the event our revenue increases fail to materialize, we may incur significant losses and may not be profitable. For example, although our revenue in 2017 increased as compared to 2016 and our revenue in 2016 increased as compared to 2015, we have not yet returned to profitability. We may not be able to return to or maintain profitability in the future. Any failure to achieve or maintain profitability may adversely affect our business, financial condition, results of operations and impact our ability to utilize our net operating loss carryforwards. As a result of our pre-tax cumulative losses, we have established a full valuation allowance against our net deferred income tax asset, which includes our net operating loss carryforwards.

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

Our revenue from high-speed internet service and communications providers, including our search and digital advertising revenue generated by online consumer traffic on our Managed Portals and our revenue from our Email/Collaboration offerings, accounted for approximately 63% in 2017, approximately 63% in 2016, approximately 82% in 2015, and approximately 68% in the three months ended March 31, 2018. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated revenue. Under our agreements with some of our customers, including CenturyLink, they have the right to terminate the agreement if we are acquired by one of their competitors.

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

Our future growth and profitability will depend in large part on the effectiveness and efficiency of our efforts to provide a compelling consumer experience that increases consumer engagement with our Managed Portals. We have made and will continue to make substantial investments in features and functionality for our technology that are designed to drive consumer engagement. As of March 31, 2018, we have invested in excess of $10 million in the aggregate in start-up expenses, development expenses and capital expenditures relating to our contract with AT&T, and we expect to continue to invest in features and functionality in connection with obtaining new customers.

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

•	the timing of our investment in, or the timing of our monetization of, our products and services, such as our Zimbra Email/Collaboration product;
•	any failure of significant customers to renew their agreements with us;
•	our ability to attract new customers;
•	our ability to increase sales of premium services and paid content to our existing customers’ consumers;
•	any development by our significant customers of the in-house capacity to replace the solutions we provide;
•	the release of new product and service offerings by our competitors or our customers;
•	variations in the demand for our services and products and the implementation cycles of our services and products by our customers;
•	changes to internet browser technology that may render our Managed Portals less competitive;
•	changes in our pricing policies or those of our competitors;
•	changes in the prices our customers charge their consumers for email, premium services and paid content;
•	service outages, other technical difficulties or security breaches;

•	limitations relating to the capacity of our networks, systems and processes;
•	our failure to accurately estimate or control costs, including costs related to the implementation of our solutions for new customers;
•	maintaining appropriate staffing levels and capabilities relative to projected growth;
•	the timing of costs related to the development or acquisition of technologies, services or businesses to support our existing customers and potential growth opportunities; and
•	general economic, industry and market conditions and those conditions specific to internet usage and online businesses.

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

Our agreements with some of our customers, content providers and service providers require fixed payments, which could adversely affect our financial performance.

Certain of our agreements with Managed Portals and Advertising customers and content providers require us to make fixed payments to them. As of March 31, 2018, the aggregate amount of such fixed payments for the remaining nine months of 2018 through 2020 total approximately $4.4 million. We are required to make these fixed payments regardless of the achievement of any revenue objectives or subscriber or usage levels. If we do not achieve our financial objectives, these contractual commitments would constitute a greater percentage of our revenue than originally anticipated and would adversely affect our profitability.

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

The provision of our services and products depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our service. Such interruptions could harm our business, financial condition and results of operations, and our reputation could be damaged if people believe our systems are unreliable. Our systems are vulnerable to damage or interruption from snow storms, terrorist attacks, floods, fires, power loss, telecommunications failures, security breaches, computer malware, computer hacking attacks, computer viruses, computer denial of service attacks or other attempts to, or events that, harm our systems. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism and to potential disruptions if the operators of the facilities have financial difficulties. Although we maintain insurance to cover a variety of risks, the scope and amount of our insurance coverage may not be sufficient to cover our losses resulting from system failures or other disruptions to our online operations. For example, the limit on our business interruption insurance is approximately $26 million for cyber loss (and $38 million for physical loss). Any system failure or disruption and any resulting losses that are not recoverable under our insurance policies may harm our business, financial condition and results of operations. To date, we have never experienced any material losses.

Not all of our data centers are on full second-site redundancy; only certain customers require this capability. We regularly back-up our systems and store the system back-ups in Atlanta, Georgia; Watertown, Massachusetts; Dallas and Allen, Texas; Lewis Center, Ohio; Denver, Colorado; Toronto, Canada; and Amsterdam, the Netherlands. If we were forced to relocate to an alternate site and to rely on our system back-ups to restore the systems, we would experience significant delays in restoring the functionality of our platform and could experience loss of data, which could harm our business and our operating results.

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

We depend on the continued contributions of our senior management and other key personnel, especially Himesh Bhise, our President and Chief Executive Officer, William J. Stuart, our Chief Financial Officer, and Steven M. Davi, our Executive Vice President of Technology. The loss of the services of any of our executive officers or other key employees could harm our business and our prospects. All of our executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time.

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

In February 2016, we acquired substantially all of the assets of, and hired certain personnel from, Technorati; and in 2015, we acquired the Zimbra assets and hired certain related personnel and we purchased assets from, and hired the personnel of, NimbleTV. We may decide to pursue other acquisitions of, investments in, or joint ventures involving other technologies and businesses in the future. Such transactions could divert our management’s time and focus from operating our business.

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

The operation of our business and our growth strategy may require significant additional capital, especially if we were to accelerate our expansion and acquisition plans. For example, we invested more than $10.0 million in 2016 and 2017 in operating expenses and capital expenditures in preparing to support AT&T as a customer, and an additional $4.6 million in 2017 in the development of internal-use software and software for sale or license to other customers.  If the cash generated from operations and otherwise available to us is not sufficient to meet our capital requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We may not be able to raise needed capital on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may cause our existing stockholders to suffer substantial dilution. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. As with our credit facility with Silicon Valley Bank, any debt financing obtained by us in the future could contain financial or other covenants that may potentially restrict our operations, and if we do not effectively manage our business to comply with those covenants, our business, financial condition and results of operations could be adversely affected.

While we successfully raised approximately $20.0 million in an underwritten public offering of 6,187,846 shares of our common stock in April and May of 2017, the net proceeds of that offering may not be sufficient to meet our objectives, including funding our growth plans and potential acquisitions as they may arise.

In addition, while we are in compliance at March 31, 2018 with the financial covenants contained in our credit facility with Silicon Valley Bank, our future financial performance, including our future capital expenditures, may potentially cause us to become not in compliance with those covenants, possibly restricting our ability to continue to borrow under our credit facility.

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

We have derived and expect to continue to derive a substantial portion of our revenue from digital advertising, including advertising on our Managed Portals. Such advertising accounted for approximately 45%, 46%, and 43% of our revenue for the years ended December 31, 2017, 2016, and 2015, respectively, and approximately 45% of our revenue for the three months ended March 31, 2018. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

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

During our assessment of internal control over financial reporting as of December 31, 2017, we identified three material weaknesses in our internal control over financial reporting: (i) an ineffective control environment due to a lack of sufficient qualified accounting personnel with an appropriate level of knowledge and experience, (ii) ineffective control activities due to the lack of timeliness in executing business process controls, and (iii) ineffective monitoring controls to ascertain whether the components of internal control were present and functioning. We are working to remediate these material weaknesses. For more information about these material weaknesses and our remediation efforts, see Part I, Item 4 of this Quarterly Report on Form 10-Q and Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our efforts may not be successful in remediating these material weaknesses. As part of the remediation process, we may incur additional costs in improving our internal control over financial reporting.

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

Notwithstanding the material weaknesses identified during our assessment, (i) we have concluded, and our auditors have expressed an unqualified opinion, that the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 presented fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, and (ii) we have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited as a result of future transactions in our stock which may be outside our control.

As of March 31, 2018, we had substantial federal and state net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “five-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. For these purposes, a five-percent stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding stock. In addition, persons who own less than 5% of the outstanding stock are grouped together as one or more “public groups,” which are also treated as five-percent stockholders. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset United States federal and state taxable income and taxes may be subject to limitations.

We have been named as a party to a lawsuit and we may be named in additional litigation in the future.

We have been named as a party in a lawsuit described under “Part II—Item 1—Legal Proceedings” and we may be named in additional litigation in the future, all of which could result in an unfavorable outcome and have an adverse effect on our business, financial condition, results of operations, cash flows, and the trading price for our securities. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers in connection with the litigation described in Part II—Item 1 and in connection with any future lawsuits. The ultimate outcome of the litigation described in Part II—Item 1, and any future litigation, may have an adverse effect on our business and the trading price for our securities. Litigation may be time-consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of the litigation described in Part II—Item 1, and any future lawsuits, may result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. In the event we were to receive an unfavorable outcome in any lawsuit, our business, financial condition, results of operations, cash flows and the trading price of our securities may be adversely affected.

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

We have derived and expect to continue to derive a majority of our revenue from search and digital advertising, including advertising on our Managed Portals. Such search and digital advertising revenue accounted for approximately 60%, 59% and 71% of our revenue for the years ended December 31, 2017, 2016 and 2015, or $83.6 million, $74.9 million, and $78.3 million respectively, and approximately 60% for the three months ended March 31, 2018, or $19.8 million. However, the prospects for continued demand and market acceptance for internet advertising are uncertain. If advertisers do not continue to increase their usage of the internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the internet. As the internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for internet advertising. Many historical predictions by industry analysts and others concerning the growth of the internet as a commercial medium have overstated the growth of the internet and you should not rely upon them. This growth may not occur or may occur more slowly than estimated.

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

Our directors and executive officers and their respective affiliates, beneficially own or directly or indirectly control (including by voting proxy), as of March 19, 2018, approximately 19% of our outstanding common stock (including exercisable options). These stockholders, if they were to act together, would have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they act together, would have the ability to influence significantly the management and affairs of our company. Accordingly, this concentration of ownership might harm the trading price of our common stock by:

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on May 2, 2018, our trading price has ranged from $1.03 to $18.00. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to the various factors set forth in this “Risk Factors” section, as well as:

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

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. For example, we are presently the target of the securities litigation described under “Legal Proceedings.” Securities litigation, regardless of its merits or outcome, could cause us to incur substantial costs and could divert management’s attention. This could adversely affect our business, results of operations and financial condition.

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

The requirements of these rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources. Our management and other personnel must devote a substantial amount of time to these requirements. In particular, we have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, including remediating the material weaknesses described in Part I, Item 4 of this Quarterly Report on Form 10-Q and Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017. For example, we have reassigned personnel from our finance department’s financial planning and analysis function to our accounting function, and we have engaged an outside accounting firm to provide us with the services of additional accounting support personnel.

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

10.1

Extension Amendment to Google Services Agreement, effective as of March 1, 2018, between Synacor, Inc. and Google Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-33843) filed on February 28, 2018).

10.2

Extension Amendment to Google Services Agreement, effective as of March 29, 2018, between Synacor, Inc. and Google Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-33843) filed on March 29, 2018).

10.3	Letter Amendment to that certain Second Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated June 1, 2017.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNACOR, INC.
(Registrant)

Date: May 10, 2018	By:	/s/ Himesh Bhise
Himesh Bhise
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	By:	/s/ William J. Stuart
William J. Stuart
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)