Form 10-Q
period 2018-06-30
Synacor, Inc.
filed 2018-08-09
CIK 1408278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 3, 2018, there were 38,965,241 shares of the registrant’s common stock outstanding.

SYNACOR, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SYNACOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
AS OF JUNE 30, 2018 AND DECEMBER 31, 2017
(In thousands except for share and per share data)

	June 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,954	$22,476
Accounts receivable, net of allowance of $100 and $99, respectively	21,754	31,696
Prepaid expenses and other current assets	5,702	4,516
Total current assets	42,410	58,688
PROPERTY AND EQUIPMENT, net	20,400	20,505
GOODWILL	15,947	15,955
INTANGIBLE ASSETS, net	11,624	12,695
OTHER ASSETS	623	937
Total assets	$91,004	$108,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,527	$25,931
Accrued expenses and other current liabilities	5,929	7,075
Current portion of deferred revenue	8,443	11,605
Current portion of capital lease obligations	2,364	2,444
Total current liabilities	33,263	47,055
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	2,188	3,371
DEFERRED REVENUE	2,442	3,682
DEFERRED INCOME TAXES	145	264
OTHER LONG-TERM LIABILITIES	102	63
Total liabilities	38,140	54,435
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock – par value $0.01 per share; authorized 10,000,000 shares; none issued	—	—
Common stock – par value $0.01 per share; authorized 100,000,000 shares; 39,704,820 shares issued and 38,856,066 shares outstanding at June 30, 2018 and 39,625,980 shares issued and 38,783,760 shares outstanding at December 31, 2017	393	396
Treasury stock – at cost, 848,754 shares at June 30, 2018 and 842,220 shares at December 31, 2017	(1,893)	(1,881)
Additional paid-in capital	143,720	142,486
Accumulated deficit	(89,152)	(86,627)
Accumulated other comprehensive loss	(204)	(29)
Total stockholders’ equity	52,864	54,345
Total liabilities and stockholders’ equity	$91,004	$108,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(In thousands except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUE	$35,923	$31,216	$68,838	$57,756
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	18,256	14,462	33,473	27,024
Technology and development (exclusive of depreciation and amortization shown separately below)	6,069	6,904	12,756	14,202
Sales and marketing	6,904	6,185	12,840	12,846
General and administrative (exclusive of depreciation and amortization shown separately below)	4,320	4,361	9,337	8,325
Depreciation and amortization	2,444	2,224	4,879	4,408
Total costs and operating expenses	37,993	34,136	73,285	66,805
LOSS FROM OPERATIONS	(2,070)	(2,920)	(4,447)	(9,049)
OTHER (EXPENSE) INCOME	(133)	67	(14)	73
INTEREST EXPENSE	(88)	(114)	(185)	(201)
LOSS BEFORE INCOME TAXES	(2,291)	(2,967)	(4,646)	(9,177)
INCOME TAX PROVISION	293	309	313	755
NET LOSS	$(2,584)	$(3,276)	$(4,959)	$(9,932)
NET LOSS PER SHARE:
Basic	$(0.07)	$(0.09)	$(0.13)	$(0.29)
Diluted	$(0.07)	$(0.09)	$(0.13)	$(0.29)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE:
Basic	38,823,056	37,284,973	38,808,690	34,228,367
Diluted	38,823,056	37,284,973	38,808,690	34,228,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(2,584)	$(3,276)	$(4,959)	$(9,932)
Other comprehensive income:
Changes in foreign currency translation adjustment	(111)	(1)	(175)	44
Comprehensive loss	$(2,695)	$(3,277)	$(5,134)	$(9,888)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(In thousands)
	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,959)	$(9,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,879	4,408
Capitalized software impairment	—	256
Stock-based compensation expense	1,090	1,323
Provision for deferred income taxes	(119)	219
Increase in estimated value of contingent consideration	—	107
Changes in operating assets and liabilities:
Accounts receivable, net	9,942	9,611
Prepaid expenses and other assets	(882)	(136)
Accounts payable	(9,479)	(3,132)
Accrued expenses and other liabilities	(1,107)	(3,436)
Deferred revenue	(1,946)	(764)
Net cash used in operating activities	(2,581)	(1,476)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,978)	(3,576)
Net cash used in investing activities	(3,978)	(3,576)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from offering of common stock, net of underwriting costs	—	20,258
Payments of public offering issuance costs	—	(212)
Repayments of long-term debt	—	(5,000)
Repayments on capital lease obligations	(867)	(701)
Proceeds from exercise of common stock options	103	786
Treasury stock received to satisfy minimum withholding liabilities	(12)	(117)
Deferred acquisition payments	—	(1,300)
Net cash (used in) provided by financing activities	(776)	13,714
Effect of exchange rate changes on cash and cash equivalents	(187)	6
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,522)	8,668
Cash and cash equivalents, beginning of period	22,476	14,315
Cash and cash equivalents, end of period	$14,954	$22,983
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$175	$109
Cash paid for income taxes	$185	$394
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Property, equipment and service center contracts financed under capital lease	$—	$3,488
Minimum capital lease payments in accounts payable	$436	$—
Accrued property and equipment expenditures	$208	$550
Stock-based compensation capitalized to property and equipment	$36	$86

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017, AND

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

The accompanying condensed consolidated balance sheet as of December 31, 2017 was derived from the audited financial statements as of that date, but does not include all the information and footnotes required by U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Concentrations of Risk —

As of June 30, 2018 and December 31, 2017, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable as follows:

	Accounts Receivable
	June 30, 2018	December 31, 2017
Google advertising affiliate	*	16%
Google search	*	7%
Advertising customer	*	12%
* - Less than 10%

For the three months and six months ended June 30, 2018 and 2017, the Company had concentrations equal to or exceeding 10% of the Company’s revenue as follows:

	Revenue
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Google search	14%	16%	14%	14%
Google advertising affiliate	12%	21%	14%	17%
* - Less than 10%

For the three months and six months ended June 30, 2018 and 2017, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue:

	Cost of Revenue
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Customer A	*	13%	*	16%
Customer B	30%	18%	26%	10%
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

Recently Adopted

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers ("Topic 606"), using the modified retrospective method. Results for reporting periods beginning on or after January 1, 2018 are presented under Topic 606; however, prior period amounts are not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. The Company recorded a reduction to the opening balance of the accumulated deficit of $2.5 million as of January 1, 2018 due to the cumulative impact of the adoption of Topic 606. The impact to revenue recorded for the quarter ended June 30, 2018 was an increase of approximately $0.3 million with the adoption of Topic 606 as compared to Topic 605. The impact to revenue for the six months ended June 30, 2018 was an increase of approximately $0.1 million with the adoption of Topic 606 as compared to Topic 605.

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

Search & Digital Advertising

The Company uses internet advertising to generate revenue from the traffic on our Managed Portals and Advertising solutions, categorized as search advertising and digital advertising. For search advertising, the Company has a revenue-sharing relationship with Google, pursuant to which the Company includes a Google-branded search tool on our Managed Portals. When a Google consumer makes a search query using this tool, the Company delivers the query to Google and they return search results to consumers that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. The net payment received from Google is recognized as revenue. Digital advertising includes video, image and text advertisements delivered on our Managed Portals. Advertising inventory is filled with advertisements sourced by our direct sales force and advertising network partners. Revenue is generated when an advertisement displays, otherwise known as an impression, or when consumers view or click an advertisement, otherwise known as an action. Digital advertising revenue is on a cost per impression or cost per action basis. Digital advertising also includes advertising fees received for the placement of syndicated digital advertisements with other digital advertising publishers, for which the Company acquires and pay for the space (inventory) on a cost per impression or cost per action basis. Revenue is recognized based on amounts received from advertising customers as the impressions are delivered or the actions occur, according to contractually-determined rates.

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

Many of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of software licenses are typically estimated using the residual approach. Standalone selling prices of services are typically estimated based on observable transactions when these services are sold on a standalone basis. The Company usually expects payment within 30 to 90 days from the invoice date (fulfillment of performance obligations or per contract terms). None of our contracts as of June 30, 2018 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to our customers are recognized as deferred revenue.

Disaggregation of revenue

The following table provides information about disaggregated revenue for the three and six months ended June 30, 2018 by primary geographical market and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable types (in thousands):

	Three Months Ended June 30, 2018
	Geographic Area		Timing of Revenue Recognition
	United States	International	Products transferred at a point in time	Products and services transferred over time	Total
	(in thousands)		(in thousands)
Revenue:
Search and Digital advertising	$20,461	$517	$20,978	$—	$20,978
Recurring and Fee-based	8,893	6,052	3,935	11,010	$14,945
Total revenue	$29,354	$6,569	$24,913	$11,010	$35,923

	Six Months Ended June 30, 2018
	Geographic Area		Timing of Revenue Recognition
	United States	International	Products transferred at a point in time	Products and services transferred over time	Total
	(in thousands)		(in thousands)
Revenue:
Search and Digital advertising	$39,128	$1,678	$40,806	$—	$40,806
Recurring and Fee-based	17,264	10,768	6,149	21,883	$28,032
Total revenue	$56,392	$12,446	$46,955	$21,883	$68,838

Remaining Performance Obligations

Deferred revenue is recorded when cash payments are received or due in advance of revenue recognition from software licenses, professional services, and maintenance agreements. The timing of revenue recognition may differ from the timing of billings to customers. The changes in deferred revenue, inclusive of both current and long-term, are as follows:

(in thousands)
Beginning balance - January 1, 2018	$15,287
Record the cumulative effect of ASC 606 implementation	(2,456)
Recognition of deferred revenue	(7,200)
Deferral of revenue	5,254
Ending Balance - June 30, 2018	$10,885

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

4.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Customer and publisher relationships	$14,780	$14,780
Technology	2,330	2,330
Trademark	300	300
	17,410	17,410
Less accumulated amortization	(5,786)	(4,715)
Intangible assets, net	$11,624	$12,695

Amortization of intangible assets totaled $0.5 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and $1.1 million and $1.1 million for the six months ended June 30, 2018 and 2017 respectively.

5.	Property and Equipment – Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Computer equipment	$28,970	$28,845
Computer software	26,280	23,690
Furniture and fixtures	1,623	1,497
Leasehold improvements	1,246	1,215
Work in process (primarily software development costs)	4,500	3,758
Other	181	159
	62,800	59,164
Less accumulated depreciation	(42,400)	(38,659)
Property and equipment, net	$20,400	$20,505

Depreciation expense totaled $1.9 million and $1.7 million for the three months ended June 30, 2018 and 2017, respectively, and $3.8 million and $3.3 million, for the six months ended June 30, 2018 and 2017, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued compensation	$3,673	$4,361
Accrued content fees and other costs of revenue	795	655
Accrued taxes	230	426
Other	1,231	1,633
Total	$5,929	$7,075

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

The following tables set forth revenue and long-lived tangible assets by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
United States	$29,354	$25,190	$56,392	$46,858
International	6,569	6,026	12,446	10,898
Total revenue	$35,923	$31,216	$68,838	$57,756

	June 30, 2018	December 31, 2017
Long-lived tangible assets:
United States	$19,790	$19,775
International	610	730
Total long-lived tangible assets	$20,400	$20,505

8.	Commitments and Contingencies

Contract Commitments —

The Company is obligated to make minimum payments under various contracts with vendors and other business partners, principally for revenue-share and content arrangements. Contract commitments as of June 30, 2018 are as follows (in thousands):

Year ending December 31,
2018 (remaining six months)	$450
2019	1,353
2020	753
Total	$2,556

Capital Lease Commitments —

Capital lease commitments for the remainder of 2018 and for the following two years as of June 30, 2018 are summarized as follows (in thousands):

Years Ending December 31,	Capital Lease Commitments
2018 (remaining six months)	$1,727
2019	2,348
2020	1,152
Total minimum capital lease commitments	5,227
Less-amount representing interest	(239)
Total capital lease obligations	4,988
Less-minimum capital lease obligations in accounts payable	(436)
Less-current portion of capital lease obligations	(2,364)
Long-term portion of capital lease obligations	$2,188

Litigation —

From time to time, the Company is a party to legal actions. In consultation with counsel, as it relates to any current pending matters, the outcome of these matters is not expected to have a material impact on the consolidated financial statements of the Company.

The Company and two of its executive officers were recently named as defendants in a putative securities class action lawsuit filed April 4, 2018 in the United States District Court for the Southern District of New York. The complaint makes various allegations regarding statements related to the contractual arrangement between the Company and AT&T Inc. (“AT&T”), and the effect of that arrangement on the Company’s revenue. The complaint seeks unspecified damages, interest and other costs. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on July 6, 2018. On August 2, 2018, plaintiffs filed an amended complaint asserting the same claims arising from similar allegations as the first complaint. The Company’s pre-motion letter regarding its anticipated motion to dismiss the amended complaint is due on August 17, 2018. The Company and its officers dispute these claims and will defend vigorously against any allegations of wrongdoing.

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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods indicated:

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Weighted average grant date fair value	$0.98	$1.55
Expected dividend yield	-%	-%
Expected stock price volatility	48%	47%
Risk-free interest rate	2.7%	2.1%
Expected life of options (in years)	6.25	6.39

Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the periods presented, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Technology and development	$134	$206	$268	$414
Sales and marketing	126	190	264	358
General and administrative	277	280	558	551
Total stock-based compensation expense	$537	$676	$1,090	$1,323

Stock Option Activity – A summary of the stock option activity for the six months ended June 30, 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	8,478,213	$2.60
Granted	894,100	1.96
Exercised	(59,241)	1.65
Forfeited or expired	(571,711)	2.32
Outstanding at June 30, 2018	8,741,361	$2.56	6.60	$591
Vested and expected to vest at June 30, 2018	8,493,707	$2.56	6.52	$576
Vested and exercisable at June 30, 2018	5,951,234	$2.60	5.64	$371

Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the Nasdaq Global Market as of June 30, 2018 was $2.00 per share. The total intrinsic value of options exercised for the six months ended June 30, 2018 was minimal. The weighted average fair value of options granted during the six months ended June 30, 2018 amounted to $0.98 per option share.

As of June 30, 2018, the unrecognized compensation cost related to options granted, for which vesting is probable, and adjusted for estimated forfeitures, was approximately $3.2 million. This cost is expected to be recognized over a weighted-average remaining period of 2.6 years.

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

Stock options, warrants and RSUs are not included in the calculation of diluted net loss per share for the three and six months ended June 30, 2018 and 2017 because the Company had a net loss for each of those periods. The inclusion of these equity awards would have had an antidilutive effect on the calculation of diluted loss per share. As such, the Company’s calculations of basic and diluted net loss per share are identical.

The following table presents the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(2,584)	$(3,276)	$(4,959)	$(9,932)
Denominator:
Weighted average common shares outstanding	38,823,056	37,284,973	38,808,690	34,228,367
Basic net loss per share	$(0.07)	$(0.09)	$(0.13)	$(0.29)

Diluted net loss per share:
Numerator:
Net loss (in thousands)	$(2,584)	$(3,276)	$(4,959)	$(9,932)
Denominator:
Weighted average common shares outstanding - basic	38,823,056	37,284,973	38,808,690	34,228,367
Add - potentially dilutive securities (options, RSUs and warrants)	—	—	—	—
Weighted average common shares outstanding - diluted	38,823,056	37,284,973	38,808,690	34,228,367
Diluted net loss per share	$(0.07)	$(0.09)	$(0.13)	$(0.29)

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Anti-dilutive equity awards:
Stock options	8,741,361	9,475,205	8,741,361	9,475,205
Restricted stock units	34,607	189,443	34,607	189,443
Warrants	600,000	600,000	600,000	600,000

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

During the three months ended June 30, 2018, Managed Portals and Advertising revenue was $21.0 million, an increase of 17% as compared to $18.0 million for the three months ended June 30, 2017. During the six months ended June 30, 2018, Managed Portals and Advertising revenue was $40.8 million, an increase of 29% as compared to $31.5 million for the six months ended June 30, 2017.

Search revenue decreased by $0.1 million, or 3%, for the three months ended June 30, 2018 compared to the same period in 2017, due to the effects of ongoing migration of search activity at other portal customers from personal computers to other devices, such as tablets and smartphones, and the residual effect of the placement of our Managed Portals and Advertising solutions on the second tab of the default Windows 8 and Windows 10 internet browsers, partially offset by search revenue attributable to the AT&T Portal (including personal computers, smartphones and tablets), which was fully deployed by the end of the second quarter in 2017. Search revenue increased by $2.0 million, or 26%, for the six months ended June 30, 2018 as compared to the same period in 2017, primarily due to revenue attributable to the AT&T Portal (including personal computers, smartphones and tablets), which was not fully deployed until the end of the second quarter in 2017.

Digital advertising revenue increased by $3.1 million, or 24%, during the three months ended June 30, 2018 as compared to the same period in 2017, and by $7.2 million, or 31%, during the six months ended June 30, 2018 as compared to the same period in 2017.  These increases in digital advertising revenue were driven by advertising on the AT&T Portal and higher syndicated advertising revenue, partially offset by effects of ongoing migration of other portal customers from personal computers to other devices, such as tablets and smartphones.

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

Our Recurring and Fee-Based revenue consists of fees charged for the use of our proprietary technology and for the use of, or access to, services, such as e-mail and messaging, security, Cloud ID, online games, music and other premium services and paid content. For the three months ended June 30, 2018, Recurring and Fee-Based revenue was $14.9 million, an increase of $1.7 million compared to the same period in 2017. For the six months ended June 30, 2018, Recurring and Fee-Based revenue was $28.0 million, an increase of $1.8 million, or 7%, compared to the same period in 2017. This increase was primarily attributable to increased portal licensing revenue, hosted email revenue and increased professional services revenue, offset by decreased premium services and the effects of the transition of e-mail customers from perpetual to subscription license revenue.

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

Revenue attributable to our customers includes the Recurring and Fee-Based revenue earned directly from them, as well as the Managed Portals and Advertising revenue generated through our relationships with our search and digital advertising partners (such as Google for search advertising and advertising networks, advertising agencies and advertisers for digital advertising). This revenue is attributable to our customers because it is produced from the traffic on our Managed Portals. These search and advertising partners provide us with advertisements that we then deliver with search results and other content on our Managed Portals. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In the three and six months ended June 30, 2018, search revenue through our relationship with Google generated $4.9 million and $9.9 million, or approximately 14% of our revenue for both periods. For the three and six months ended June 30, 2018, Managed Portals and Advertising solutions and other services attributable to one customer accounted for $10.5 million and $19.0 million, or approximately 29% and 28% of our revenue, respectively.

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

Key Business Metric

In addition to the line items in our financial statements, we review the number of Multiplatform Unique Visitors to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe disclosing this metric is useful for investors and analysts to understand the underlying trends in our business. The following table reflects the average number of multiplatform unique visitors for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Multiplatform Unique Visitors	201,132,198	198,346,614	201,686,161	199,582,427

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

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed within this Quarterly Report on Form 10-Q adjusted EBITDA, a non-U.S. GAAP financial measure. We define adjusted EBITDA as net income (loss) plus: provision (benefit) for income taxes, interest expense, other (income) expense, depreciation and amortization, asset impairments, stock-based compensation, restructuring costs, acquisition costs and certain other one-time items. We have provided a reconciliation below of adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP financial measure.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other U.S. GAAP results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(2,584)	$(3,276)	$(4,959)	$(9,932)
Income tax provision	293	309	313	755
Interest expense	88	114	185	201
Other expense (income)	133	(67)	14	(73)
Depreciation and amortization	2,444	2,224	4,879	4,408
Capitalized software impairment	—	256	—	256
Stock-based compensation expense	537	676	1,090	1,323
Restructuring costs	268	—	268	—
Adjusted EBITDA	$1,179	$236	$1,790	$(3,062)

Results of Operations

The following tables set forth our results of operations for the periods presented in amount and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenue	$35,923	$31,216	$68,838	$57,756
Costs and operating expenses:
Cost of revenue [1]	18,256	14,462	33,473	27,024
Technology and development 1 2	6,069	6,904	12,756	14,202
Sales and marketing [2]	6,904	6,185	12,840	12,846
General and administrative 1 2	4,320	4,361	9,337	8,325
Depreciation and amortization	2,444	2,224	4,879	4,408
Total costs and operating expenses	37,993	34,136	73,285	66,805
Loss from operations	(2,070)	(2,920)	(4,447)	(9,049)
Other (expense) income	(133)	67	(14)	73
Interest expense	(88)	(114)	(185)	(201)
Loss before income taxes	(2,291)	(2,967)	(4,646)	(9,177)
Income tax provision	293	309	313	755
Net loss	$(2,584)	$(3,276)	$(4,959)	$(9,932)

Notes:

[1]	Exclusive of depreciation and amortization shown separately
[2]	Includes stock-based compensation, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Technology and development	$134	$206	$268	$414
Sales and marketing	126	190	264	358
General and administrative	277	280	558	551
	$537	$676	$1,090	$1,323

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Costs and operating expenses:
Cost of revenue [1]	51	46	49	47
Technology and development [1]	17	22	18	25
Sales and marketing	19	20	19	22
General and administrative [1]	12	14	13	14
Depreciation and amortization	7	7	7	8
Total costs and operating expenses	106	109	106	116
Loss from operations	(6)	(9)	(6)	(16)
Other (expense) income	—	—	—	—
Interest income	—	—	—	—
Loss before income taxes	(6)	(9)	(6)	(16)
Income tax provision	—	1	—	1
Net loss	(6)%	(10)%	(6)%	(17)%

Note:

[1]	Exclusive of depreciation and amortization shown separately

Comparison of the three and six months ended June 30, 2018 and 2017:

Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)
Revenue:
Search and digital advertising	$20,978	$17,969	17	$40,806	$31,514	29
Recurring and fee-based	14,945	13,247	13	28,032	26,242	7
Total revenue	$35,923	$31,216	15	$68,838	$57,756	19
Percentage of Revenue:
Search and digital advertising	58%	58%		59%	55%
Recurring and fee-based	42%	42%		41%	45%
Total revenue	100%	100%		100%	100%

Three months - 2018 compared to 2017. Revenue in the three months ended June 30, 2018 increased by $4.7 million, or 15%, compared to the same period in 2017.  Search and digital advertising revenue increased by $3.0 million, or 17% which was primarily due to increased digital advertising revenue attributable to AT&T, partially offset by a decline in other portal advertising revenue.

Recurring and Fee-Based revenue in 2018 increased by $1.7 million, or 13%, compared to the same period in 2017. This was primarily due to increased hosted email services revenue, portal licensing revenue, and professional services revenue and was offset by a decline due to the effects of the transition of e-mail customers from perpetual to subscription license revenue.

Six months - 2018 compared to 2017. Revenue in the six months ended June 30, 2018 increased by $11.1 million, or 19%, compared to the same period in 2017.  Search and digital advertising revenue increased by $9.3 million, or 29%. This was primarily due to increased search revenue and digital advertising revenue attributable to AT&T along with increased syndicated advertising revenue.

Recurring and Fee-Based revenue in the six months ended June 30, 2018 increased by $1.8 million, or 7%, compared to the same period in 2017 primarily due to increased hosted email services revenue, portal licensing revenue, and professional services revenue, which was partially offset by decreased portal valued added services fees and by the effects of the transition of e-mail customers from perpetual to subscription license revenue.

Cost of Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Cost of revenue	$18,256	$14,462	26	$33,473	$27,024	24
Percentage of revenue	51%	46%		49%	47%

Three months - 2018 compared to 2017. Cost of revenue increased by $3.8 million, or 26% for the three months ended June 30, 2018 as compared to the same period in the prior year. The increase in cost was due primarily to the increased revenue sharing costs, unfavorable changes in our revenue mix as lower-margin syndicated advertising revenue increased as a percentage of revenue, and higher IT infrastructure costs.

Six months - 2018 compared to 2017.  Cost of revenue increased by $6.4 million, or 24% for the six months ended June 30, 2018 as compared to the same period in the prior year. The increase in cost was due primarily to the increase in revenue sharing costs, changes in our revenue mix as lower-margin syndicated advertising revenue increased as a percentage of revenue, and higher IT infrastructure costs.

Technology and Development Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Technology and development expenses	$6,069	$6,904	(12)	$12,756	$14,202	(10)
Percentage of revenue	17%	22%		18%	25%

Three months - 2018 compared to 2017. Technology and development expenses decreased by $0.8 million, or 12%, in the three months ended June 30, 2018 as compared to 2017, as a result of lower compensation and consulting expenses in the quarter.

Six months - 2018 compared to 2017.  The decrease in the six months ended June 30, 2018 as compared to the same period in 2017 was $1.4 million, or 10%, and was primarily due to incremental costs incurred in the same period last year related to product development and initial support for the AT&T portal services business along with a $0.3 million impairment charge recorded in 2017 to write down the value of a software development project to its estimated net realizable value.

Sales and Marketing Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Sales and marketing	$6,904	$6,185	12	$12,840	$12,846	(0)
Percentage of revenue	19%	20%		19%	22%

Three months - 2018 compared to 2017. Sales and marketing expenses increased by $0.7 million, or 12%, in the second quarter of 2018 as compared with same period in 2017. The increase was primarily the result of higher sales commissions.

Six months - 2018 compared to 2017. Sales and marketing expenses were essentially flat for the first six months of 2018 as compared with same period in 2017. Higher sales commission have been offset by decreases in tradeshows, seminars, and conference expenses.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
General and administrative	$4,320	$4,361	(1)	$9,337	$8,325	12
Percentage of revenue	12%	14%		13%	14%

Three months - 2018 compared to 2017. General and administrative expenses were essentially flat for three months ended June 30, 2018 as compared with the same period in 2017. Higher professional service fees were offset by decreases in facilities costs and administrative office expenses.

Six months - 2018 compared to 2017. General and administrative expenses increased by $1.0 million, or 12%, in the six months ended June 30, 2018 as compared with the same period in 2017. This was primarily due to higher professional service fees which were only partially offset by decreased facility costs and administrative office expenses.

Depreciation and Amortization Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Depreciation and amortization	$2,444	$2,224	10	$4,879	$4,408	11
Percentage of revenue	7%	7%		7%	8%

Three months - 2018 compared to 2017. Depreciation and amortization increased by $0.2 million, or 10%, for the three months ended June 30, 2018 as compared to the same period in 2017 as the effect of increased depreciation of leased equipment and capitalized software development costs was partially offset by the effect of assets becoming fully depreciated.

Six months - 2018 compared to 2017. Depreciation and amortization increased by $0.4 million or 11% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 as the effect of increased depreciation of capitalized software development costs and increased amortization of intangible assets in 2017 in connection with our 2016 acquisition of Technorati were offset by the effect of assets becoming fully depreciated.

Other (Expense) Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Other (expense) income	$(133)	$67	$(14)	$73

Other income consists of interest income and foreign currency transaction and measurement gains and losses related to our international operations. The decreases for both the three and six months ended June 30, 2018 over the corresponding periods in 2017 were due to realized foreign currency transaction loss in the second quarter of 2018.

Interest Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Interest expense	$88	$114	(23)	$185	$201	(8)

Interest expense consists of interest on capital leases and long-term debt. Interest expense decreased in both the three and six months ended June 30, 2018 over the comparable periods in 2017 primarily due to the May 2017 pay-off of our bank debt following our public stock offering.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Provision for income taxes	$293	$309	(5)	$313	$755	(59)

Provision for income taxes of $0.3 million is comprised primarily of current foreign income tax expense, including foreign withholding taxes, offset by deferred income tax benefit. Prior to 2018, our U.S. deferred income tax assets were offset by valuation allowances, and no benefit was recognized for our net operating losses. Additionally, there was deferred income tax expense due to deferred income tax liabilities related to intangible assets.

The Tax Cuts and Jobs Act eliminated the expiration period for U.S. net operating losses incurred in tax years beginning after 2017. As such, tax losses incurred for tax years beginning after 2017 are available to offset future taxable income that may result from the disposition of indefinite lived intangibles. The reduction of provision for income taxes from $0.8 million in the six-months ended

June 30, 2017 to $0.3 million in the six-months ended June 30, 2018 reflects the effects of such deferred income tax benefit offsetting current foreign tax expense.

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

In September 2013, we entered into a Loan and Security Agreement with Silicon Valley Bank, or the Lender, which was amended most recently in June 2017 (as amended, the “Loan Agreement”). The amendment temporarily modified the terms of the financial covenants with which we must comply on a quarterly basis. The Loan Agreement provides for a $12.0 million secured revolving line of credit with a stated maturity of September 27, 2018. The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of June 30, 2018, we had no outstanding borrowings under the Loan Agreement; and we had $11.4 million of availability based upon the borrowing formula under the Loan Agreement.

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

Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property. The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance. The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of June 30, 2018, we were in compliance with the covenants and anticipate continuing to be so.

As of June 30, 2018, we had approximately $14.9 million of cash and cash equivalents. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our revolving credit line, will be sufficient to meet our anticipated working capital, interest payments, capital lease payment obligations, and capital expenditure requirements for at least the next 12 months.

Cash Flows

Statement of Cash Flows Data

	June 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(2,581)	$(1,476)
Net cash used in investing activities	$(3,978)	$(3,576)
Net cash (used in) provided by financing activities	$(776)	$13,714

Net Cash Used in Operating Activities

During the six months ended June 30, 2018, net cash used in operating activities of $2.6 million was primarily driven by a net loss of $5.0 million and an increase in working capital and other net assets of $3.5 million which were only partially offset by $5.9 million of non-cash charges including depreciation, amortization, and stock-based compensation expense.

During the six months ended June 30, 2017, net cash used in operating activities of $1.5 million was primarily driven by a net loss of $9.9 million which was only partially offset by a decrease in working capital and other net assets of $2.1 million and $6.3 million of non-cash charges including depreciation, amortization, stock-based compensation, and capital software impairment.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $3.9 million in the six months ended June 30, 2018, as compared to $3.6 million in the comparable 2017 period. Cash payments were primarily for the development of internal-use software.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2018 of $0.8 million consisted of $0.9 million of payments on capital lease obligations less $0.1 million of proceeds from exercise of stock options.

Net cash provided by financing activities for the six months ended June 30, 2017 of $13.7 million primarily consisted of $20 million from the offering of common stock and $0.8 million of proceeds from the exercise of stock options, offset by a $5.0 million repayment of long-term debt, $1.3 million of deferred acquisition payments and $0.7 million of payments on capital lease obligations.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Foreign Currency Exchange Risks

We are also subject to foreign currency exchange risk relating to our operations in Canada, Europe, India, Japan and Singapore. Our expenses at these locations are denominated in the local currencies and our results of operations are influenced by changes in the exchange rates between the U.S. Dollar and these local currencies, principally the Canadian Dollar, Euro, British Pound Sterling, Rupee, Yen, and Singapore Dollar. In addition, certain of our accounts receivable are denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound Sterling, and Japanese Yen. A 10% increase or decrease in the applicable currency exchange rates could result in an increase or decrease in our currency exchange (loss) gain of approximately $0.2 million, calculated based on our foreign currency denominated accounts receivable as of June 30, 2018.

We have in the past, and we may in the future, enter into contracts to minimize the foreign currency exchange risk with respect to significant foreign currency denominated accounts receivable balances.

We continue to evaluate our various foreign currency exchange rate exposures and may take additional steps to mitigate these exposures.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective because of certain material weaknesses in our internal control over financial reporting, as further described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017.

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

Remediation Efforts to Address the Material Weaknesses

We take these material weaknesses very seriously. While the material weaknesses were not remediated as of June 30, 2018, we have taken steps to remediate them and will continue to take further steps until their remediation is complete. For example, we have assigned additional personnel within our finance department to assist with the implementation, administration and evaluation of our internal control over financial reporting. These additional personnel include certified public accountants and persons with experience in financial and accounting project management, to augment the experience and expertise of our accounting team. In addition, we hired a Finance Manager and a Senior VP-Finance in 2018, both of whom are certified public accountants. We have also engaged an outside public accounting firm to provide us with the services of accounting support personnel and will continue to use their services on an as-needed basis.

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

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We and two of our executive officers were recently named as defendants in a putative securities class action lawsuit filed April 4, 2018 in the United States District Court for the Southern District of New York. The complaint makes various allegations regarding statements related to the contractual arrangement between us and AT&T, and the effect of that arrangement on our revenue. The complaint seeks unspecified damages, interest, and other costs. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on July 6, 2018. On August 2, 2018, plaintiffs filed an amended complaint asserting the same claims arising from similar allegations as the first complaint. Our pre-motion letter regarding its anticipated motion to dismiss the amended complaint is due on August 17, 2018. We dispute these claims and will defend vigorously against any allegations of wrongdoing.

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

Although we have diversified our product portfolio and our customer base, we continue to derive a substantial portion of our revenue from a small number of Managed Portal customers. Revenue attributable to these customers includes the Recurring and Fee-Based revenue earned directly from them, as well as the search and digital advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our Managed Portals. For the six months ended June 30, 2018, revenue attributable to one customer (AT&T), accounted for approximately 28% of our revenue, or $19 million; no other customer accounted for 10% or greater of our revenue in the quarter.

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

We rely on traffic on our Managed Portals to generate search and digital advertising revenue, a substantial portion of which is derived from text-based links to advertisers’ websites as a result of internet searches. We have a revenue-sharing relationship with Google under which we include a Google-branded search tool on our Managed Portals. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 14%, 12%, and 28% of our revenue in 2017, 2016, and 2015 or $20.1 million, $15.9 million, and $31.2 million, respectively, and approximately 14% of our revenue in the six months ended June 30, 2018, or $9.8 million. We recently renewed our agreement with Google for a two year period ending May 31, 2020. Additionally, Google may terminate our agreement if we experience a change in control, if we enter into an agreement providing for a change in control, if we do not maintain certain search and digital advertising revenue levels or if we fail to conform to Google’s search policies and advertising policies. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of internet traffic. Any changes in these methodologies, metrics and advertising technology platforms could decrease the advertising rates that we receive and/or the amount of revenue that we generate from digital advertisements. If advertisers were to discontinue their advertising via internet searches, if Google’s revenue from search-based advertising were to decrease, if Google’s share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be adversely affected. Moreover, consumers’ increased use of search tools other than the Google-branded search tool we provide would have similar effects.

We have a history of significant pre-tax net losses and may not be profitable in future periods.

We have reported pre-tax net income in only three years, 2009, 2011 and 2012, in amounts of $0.3 million, $3.9 million, and $5.6 million, respectively.  In all other years, we have incurred losses, and at June 30, 2018 our cumulative net operating loss carryforward totaled approximately $31.2 million, including a pre-tax net loss of $4.6 million in the six months ended June 30, 2018. We have previously taken cost saving measures and we continue to look for ways to reduce costs and streamline operations. However, our expenses have increased and may increase in future periods as we implement initiatives designed to grow our business including, among other things, the ongoing costs and expenses we must incur in connection with providing Managed Portal and Advertising solutions to AT&T, acquisitions of complementary businesses (such as our acquisition of the Zimbra assets and our acquisition of assets from Technorati), the development and marketing of new services and products, licensing of content, expansion of our infrastructure and international expansion. If our revenue does not sufficiently increase to offset these expected increases in operating expenses, or if we are not able to sufficiently reduce costs in the event our revenue increases fail to materialize, we may incur significant losses and may not be profitable. For example, although our revenue in 2017 increased as compared to 2016 and our revenue in 2016 increased as compared to 2015, we have not yet returned to profitability. We may not be able to return to or maintain profitability in the future. Any failure to achieve or maintain profitability may adversely affect our business, financial condition, results of operations and impact our ability to utilize our net operating loss carryforwards. As a result of our pre-tax cumulative losses, we have established a full valuation allowance against our net deferred income tax asset, which includes our net operating loss carryforwards.

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

Our revenue from high-speed internet service and communications providers, including our search and digital advertising revenue generated by online consumer traffic on our Managed Portals and our revenue from our Email/Collaboration offerings, accounted for approximately 63% in 2017, approximately 63% in 2016, approximately 82% in 2015, and approximately 84% in the six months ended June 30, 2018. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capacity to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated revenue. Under our agreements with some of our customers, including CenturyLink, they have the right to terminate the agreement if we are acquired by one of their competitors.

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

Our future growth and profitability will depend in large part on the effectiveness and efficiency of our efforts to provide a compelling consumer experience that increases consumer engagement with our Managed Portals. We have made and will continue to make substantial investments in features and functionality for our technology that are designed to drive consumer engagement. For example, as of June 30, 2018 we have invested over $10 million in the aggregate in start-up expenses, development expenses and capital expenditures relating to our contract with AT&T, and we expect to continue to invest in features and functionality in connection with obtaining new customers.

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

One of the characteristics of open source software is that anyone may modify and redistribute the existing open source software and use it to compete with us. Such competition can develop without the degree of overhead and lead time required by traditional software, internet or technology companies. In addition, some of these competitors may make their open source software available for free download and use on an ad hoc basis or may position their open source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure and/or the availability of open source software will not result in price reductions, reduced operating margins and loss of market share, any one of which could adversely affect our business, financial condition, operating results and cash flows.

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

•	the timing of our investment in, or the timing of our monetization of, our products and services;
•	any failure of significant customers to renew their agreements with us;
•	our ability to attract new customers;
•	our ability to increase sales of premium services and paid content to our existing customers’ consumers;
•	any development by our significant customers of the in-house capacity to replace the solutions we provide;
•	the release of new product and service offerings by our competitors or our customers;
•	variations in the demand for our services and products and the implementation cycles of our services and products by our customers;
•	changes to internet browser technology that may render our Managed Portals less competitive;
•	changes in our pricing policies or those of our competitors;
•	changes in the prices our customers charge their consumers for email, premium services and paid content;
•	service outages, other technical difficulties or security breaches;
•	limitations relating to the capacity of our networks, systems and processes;
•	our failure to accurately estimate or control costs, including costs related to the implementation of our solutions for new customers;
•	maintaining appropriate staffing levels and capabilities relative to projected growth;
•	the timing of costs related to the development or acquisition of technologies, services or businesses to support our existing customers and potential growth opportunities; and
•	general economic, industry and market conditions and those conditions specific to internet usage and online businesses.

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

Other risks of doing business in international markets include the increased risks and burdens of complying with different legal and regulatory regimes and standards, difficulties in managing and staffing foreign operations, recruiting and retaining talented direct sales personnel, limitations on the repatriation of funds and fluctuations of foreign exchange rates, varying levels of internet technology adoption and infrastructure and our ability to enforce contracts and our intellectual property rights in foreign jurisdictions. In addition, our success in international expansion could be limited by barriers to international expansion such as tariffs, adverse tax consequences and technology export controls. If we cannot manage these risks effectively, the costs of doing business in some international markets may be prohibitive or our costs may increase disproportionately to our revenue. Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks.

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

Certain of our agreements with Managed Portals and Advertising customers and content providers require us to make fixed payments to them. As of June 30, 2018, the aggregate amount of such fixed payments for the remaining six months of 2018 through 2020 total approximately $2.6 million. We are required to make these fixed payments regardless of the achievement of any revenue objectives or subscriber or usage levels. If we do not achieve our financial objectives, these contractual commitments would constitute a greater percentage of our revenue than originally anticipated and would adversely affect our profitability.

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

Security breaches, computer malware and computer hacking attacks are prevalent in the technology industry. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and results of operations. We have previously experienced hacking attacks on our systems, and may in the future experience hacking attacks. We may be unable to implement adequate preventative measures against or proactively address techniques used to obtain unauthorized access, disable or degrade service or sabotage systems.  Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our technology infrastructure to the satisfaction of our customers and their consumers may harm our reputation and our ability to retain existing customers and attract new customers.

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

We depend on the continued contributions of our senior management and other key personnel, especially Himesh Bhise, our President and Chief Executive Officer, Timothy J. Heasley, our Chief Financial Officer, and Steven M. Davi, our Executive Vice President of Technology. The loss of the services of any of our executive officers or other key employees could harm our business and our prospects. All of our executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time.

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

In addition, while we are in compliance at June 30, 2018 with the financial covenants contained in our credit facility with Silicon Valley Bank, our future financial performance, including our future capital expenditures, may potentially cause us to become not in compliance with those covenants, possibly restricting our ability to continue to borrow under our credit facility.

If new or existing sources of financing are required but are insufficient or unavailable, we could be required to delay, abandon or otherwise modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business.

Our business depends, in part, on our ability to protect and enforce our intellectual property rights.

The protection of our intellectual property and other proprietary rights is critical to our success. We rely on copyright, trademark and patent enforcement, contractual restrictions and trade secret and other laws to protect our brand, intellectual property and other proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with certain parties with whom we conduct business to limit access to and disclosure and distribution of our proprietary information. Additionally, we have applied for patents to protect certain of our intellectual property. We have registered several marks and filed other trademark applications in the United States. We have not applied for copyright protection in any jurisdiction including in the United States. However, if we are unable to adequately protect our intellectual property, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization, and our business may suffer from the piracy of our technology and the associated loss in revenue.

Protecting against the unauthorized use of our intellectual property and other proprietary rights is expensive, difficult and, in some cases, impossible. The steps we take may not prevent misappropriation or infringement of our intellectual property or other proprietary rights. Litigation may be necessary in the future to enforce or defend our intellectual property or other proprietary rights, to protect our intellectual property or to determine the validity and scope of the intellectual property or other proprietary rights of others. Such litigation could be costly and divert management resources, either of which could harm our business. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property and other proprietary rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property or other proprietary rights.

We are not currently involved in any legal proceedings with respect to protecting our intellectual property or other proprietary rights; however, we may from time to time become a party to various legal proceedings with respect to protecting our intellectual property or other proprietary rights arising in the ordinary course of our business.

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

We collect, and have access to, personal information of subscribers, including names, addresses, account numbers, credit card numbers and email addresses. There are numerous federal, state and local laws, rules and guidelines around the world regarding privacy and the collection, storing, sharing, use, processing, disclosure, destruction and security of personal information and other subscriber data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. For example, the EU General Data Protection Regulation, or the Regulation, came into effect in May 2018.  The Regulation replaced the existing 1995 European Union Data Protection Directive, or the Directive, and introduced new and onerous data protection requirements for companies processing data of European citizens, as well as substantial fines for breaches of the data protection rules. In 2016, to facilitate compliance with the Directive, the European Commission and the United States Department of Commerce designed a program known as the EU-US Privacy Shield, or the Privacy Shield, which provides a mechanism for U.S. companies to comply with data protection requirements under the Directive when transferring personal information from the European Economic Area, or the EEA, to the United States. The Privacy Shield includes more stringent operational and legal requirements for parties processing EEA personal information and imposes significant penalties for non-compliance. Similarly, in early 2017, the Swiss Federal Data Protection and Information Commissioner and the United States Department of Commerce designed a program known as the Swiss-U.S. Privacy Shield, which provides a mechanism for U.S. companies to comply with Swiss data protection requirements when transferring personal information from Switzerland to the United States. We certified compliance with the EU-US Privacy Shield and the Swiss-U.S. Privacy Shield to the United States Department of Commerce in December 2016 and June 2017, respectively.   Compliance with the EU-US Privacy Shield and Swiss-U.S. Privacy Shield are not, alone, sufficient to comply with the obligations contained in the Directive or the Regulation.

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

We have derived and expect to continue to derive a substantial portion of our revenue from digital advertising, including advertising on our Managed Portals. Such advertising accounted for approximately 45%, 46%, and 43% of our revenue for the years ended December 31, 2017, 2016, and 2015, respectively, and approximately 45% and 45% of our revenue for the three and six months ended June 30, 2018. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

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

As of June 30, 2018, we had substantial federal and state net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “five-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. For these purposes, a five-percent stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding stock. In addition, persons who own less than 5% of the outstanding stock are grouped together as one or more “public groups,” which are also treated as five-percent stockholders. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset United States federal and state taxable income and taxes may be subject to limitations.

We have been named as a party to a lawsuit and we may be named in additional litigation or legal proceedings in the future.

We have been named as a party in a lawsuit described under “Part II—Item 1—Legal Proceedings” and we may be named in additional litigation or other legal proceedings in the future, all of which could result in an unfavorable outcome and have an adverse effect on our business, financial condition, results of operations, cash flows, and the trading price for our securities. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers in connection with the litigation described in Part II—Item 1 and in connection with any future lawsuits. The ultimate outcome of the litigation described in Part II—Item 1, and any other litigation or legal proceedings, may have an adverse effect on our business and the trading price for our securities. Litigation and other legal proceedings may be time-consuming, expensive, and disruptive to normal business operations, and the outcome of such matters is difficult to predict. The defense of the litigation described in Part II—Item 1, and any other lawsuits or legal proceedings, may result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. In the event we were to receive an unfavorable or unexpected outcome in any lawsuit or other legal proceeding, our business, financial condition, results of operations, cash flows and the trading price of our securities may be adversely affected.

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

We have derived and expect to continue to derive a majority of our revenue from search and digital advertising, including advertising on our Managed Portals. Such search and digital advertising revenue accounted for approximately 60%, 59% and 71% of our revenue for the years ended December 31, 2017, 2016 and 2015, or $83.6 million, $74.9 million, and $78.3 million respectively, and approximately 58% and 59% for the three and six months ended June 30, 2018, or $20.9 and $40.8 million, respectively. However, the prospects for continued demand and market acceptance for internet advertising are uncertain. If advertisers do not continue to increase their usage of the internet as an advertising medium, our revenue would decline. Advertisers that have traditionally relied on other advertising media may not advertise on the internet. As the internet evolves, advertisers may find online advertising to be a less attractive or less effective means of promoting their services and products than traditional methods of advertising and may not continue to allocate funds for internet advertising. Many historical predictions by industry analysts and others concerning the growth of the internet as a commercial medium have overstated the growth of the internet and you should not rely upon them. This growth may not occur or may occur more slowly than estimated.

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

We are subject to a variety of laws, rules, guidelines and regulations in the United States and other countries governing the internet, which are frequently evolving and developing. The scope and interpretation of the laws, rules, guidelines and regulations that are or may be applicable to us are often uncertain and may be conflicting. It is difficult to predict how existing laws rules, guidelines and regulations will be applied to our business, as it exists today and may exist in the future, and the new laws rules, guidelines and regulations to which we may become subject, and changes related to such laws, rules, guidelines and regulations may adversely affect our business, financial conditions, or operations.

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

There are numerous federal, state and local laws, rules, regulations and guidelines, and laws, rules, regulations and guidelines around the world, regarding privacy and the collection, storing, sharing, use, processing, disclosure, destruction and security of personal information and other subscriber data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other laws, rules, regulations and guidelines. The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, sharing, processing, disclosure, destruction and security of personal information by companies operating over the internet have come under increased public scrutiny and, as a result, there are an increasing number of regulations and industry standards that affect our business. Regulators, including the Federal Trade Commission and regulators in the EEA, have restricted and continue to restrict our ability to use personal information and therefore may limit or inhibit our ability to operate our business. In addition, many nations and economic regions have privacy protections that are more stringent or otherwise at odds with those in the United States. For example, the EEA traditionally has imposed stricter obligations and provided for more onerous penalties than the United States. The new EU General Data Protection Regulation, or the Regulation, entered into force in May 2018. The Regulation introduced new data protection requirements in the EEA, as well as substantial fines for breaches of the data protection rules. Complying with new privacy and security requirements, whether imposed by regulation, contract or industry standard, will require additional expenditures and may result in a greater compliance burden for companies with employees or users in the EEA. Furthermore, compliance with the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield are not, alone, sufficient to comply with the obligations contained in the Regulation, so in addition to the stringent operational and legal requirements imposed by the EU-U.S. Privacy Shield and the Swiss-U.S. Privacy Shield, we may incur additional expenses to comply with privacy and security standards and protocols imposed by the Regulation, which may have an adverse effect on our business. Furthermore, the Privacy Shield framework is facing challenges to its validity, and these challenges are expected to continue, with the possible result being the invalidation of the Privacy Shield framework as a mechanism for legitimizing transfers of personal data from the EEA and Switzerland to the U.S. If the Privacy Shield is invalidated, we may not have a legal basis for our transfer of personal data from the EEA or Switzerland, which could constitute a violation of applicable data privacy laws and subject us to fines, third party claims, and other costs and expenses. We could also incur additional costs and expenses, and may have to divert resources, in connection with implementing an alternative basis for such transfers. Each of these scenarios could lead to an adverse impact on our business.

We may incur expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations, including without limitation due to laws such as the Regulation, CAN-SPAM Act of 2003 or other user privacy or security laws. Our non-compliance with such laws could result in governmental enforcement actions, significant fines, loss of access to data transfer mechanisms or litigation, restrict our and our customers’ ability to market products to their consumers, create uncertainty in internet usage and reduce the demand for our services and products or require us to make changes to our data and security practices and our services and products, including Managed Portals. Our business, including our ability to operate and expand internationally, could be adversely affected if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, our services or our privacy policies.

Risks Related to Ownership of Our Common Stock

Concentration of ownership among our directors and officers and their respective affiliates could limit our other stockholders’ ability to influence the outcome of key corporate decisions, such as an acquisition of our company.

Our directors and executive officers and their respective affiliates, beneficially own or directly or indirectly control (including by voting proxy), as of August 3, 2018, approximately 18% of our outstanding common stock (including exercisable options). These stockholders, if they were to act together, would have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they act together, would have the ability to influence significantly the management and affairs of our company. Accordingly, this concentration of ownership might harm the trading price of our common stock by:

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on August 3, 2018, our trading price has ranged from $1.03 to $18.00. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to the various factors set forth in this “Risk Factors” section, as well as:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Google Services Agreement between Synacor, Inc. and Google Inc., effective as of June 1, 2018.

10.2	Amendment #1 to Second Amended and Restated Master Services Agreement between Synacor, Inc. and Qwest Corporation, effective as of March 1,2018.

10.3.1	Letter Agreement dated October 25, 2012 with Steven Davi.

10.3.2	Severance Agreement dated October 29, 2012 with Steven Davi.

10.3.3	Letter Agreement dated April 26, 2018 with Steven Davi.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Notes:

*    Confidential treatment has been requested for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNACOR, INC.
(Registrant)

Date: August 9, 2018	By:	/s/ Himesh Bhise
Himesh Bhise
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Timothy J. Heasley
Timothy J. Heasley
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)