Form 10-Q
period 2018-09-30
Synacor, Inc.
filed 2018-11-09
CIK 1408278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2018, there were 39,000,303 shares of the registrant’s common stock outstanding.

SYNACOR, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SYNACOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
(In thousands except for share and per share data)

	September 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,685	$22,476
Accounts receivable, net of allowance of $217 and $99, respectively	21,180	31,696
Prepaid expenses and other current assets	5,131	4,516
Total current assets	41,996	58,688
PROPERTY AND EQUIPMENT, net	19,748	20,505
GOODWILL	15,950	15,955
INTANGIBLE ASSETS, net	11,088	12,695
OTHER ASSETS	598	937
Total assets	$89,380	$108,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,220	$25,931
Accrued expenses and other current liabilities	6,589	7,075
Current portion of deferred revenue	7,481	11,605
Current portion of capital lease obligations	2,376	2,444
Total current liabilities	33,666	47,055
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	1,668	3,371
DEFERRED REVENUE	2,594	3,682
DEFERRED INCOME TAXES	85	264
OTHER LONG-TERM LIABILITIES	151	63
Total liabilities	38,164	54,435
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock – par value $0.01 per share; authorized 10,000,000 shares; none issued	—	—
Common stock – par value $0.01 per share; authorized 100,000,000 shares; 39,826,640 shares issued and 38,977,760 shares outstanding at September 30, 2018 and 39,625,980 shares issued and 38,783,760 shares outstanding at December 31, 2017	393	396
Treasury stock – at cost, 848,880 shares at September 30, 2018 and 842,220 shares at December 31, 2017	(1,893)	(1,881)
Additional paid-in capital	144,334	142,486
Accumulated deficit	(91,348)	(86,627)
Accumulated other comprehensive loss	(270)	(29)
Total stockholders’ equity	51,216	54,345
Total liabilities and stockholders’ equity	$89,380	$108,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUE	$35,643	$36,269	$104,481	$94,025
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	18,186	17,620	51,659	44,644
Technology and development (exclusive of depreciation and amortization shown separately below)	6,017	6,748	18,773	20,950
Sales and marketing	5,667	6,179	18,507	19,025
General and administrative (exclusive of depreciation and amortization shown separately below)	5,279	4,495	14,616	12,820
Depreciation and amortization	2,437	2,596	7,316	7,004
Total costs and operating expenses	37,586	37,638	110,871	104,443
LOSS FROM OPERATIONS	(1,943)	(1,369)	(6,390)	(10,418)
GAIN ON SALE OF INVESTMENT	—	1,902	—	1,902
OTHER (EXPENSE) INCOME	(32)	99	(46)	172
INTEREST EXPENSE	(80)	(127)	(265)	(328)
(LOSS) INCOME BEFORE INCOME TAXES	(2,055)	505	(6,701)	(8,672)
INCOME TAX PROVISION	165	244	478	999
NET (LOSS) INCOME	$(2,220)	$261	$(7,179)	$(9,671)
NET (LOSS) INCOME PER SHARE:
Basic	$(0.06)	$0.01	$(0.18)	$(0.27)
Diluted	$(0.06)	$0.01	$(0.18)	$(0.27)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET (LOSS) INCOME PER SHARE:
Basic	38,951,558	38,471,377	38,856,836	35,590,563
Diluted	38,951,558	39,940,790	38,856,836	35,590,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME – UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net (loss) income	$(2,220)	$261	$(7,179)	$(9,671)
Other comprehensive (loss) income:
Changes in foreign currency translation adjustment	(66)	(23)	(241)	21
Comprehensive (loss) income	$(2,286)	$238	$(7,420)	$(9,650)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(In thousands)
	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,179)	$(9,671)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,316	7,004
Capitalized software impairment	—	256
Stock-based compensation expense	1,451	1,928
Gain on sale of long-term investment	—	(1,902)
Provision for deferred income taxes	(179)	197
Change in allowance for doubtful accounts	118	—
Increase in estimated value of contingent consideration	—	107
Changes in operating assets and liabilities:
Accounts receivable, net	10,398	6,933
Prepaid expenses and other assets	(291)	(1,646)
Accounts payable	(8,284)	(1,668)
Accrued expenses and other liabilities	(398)	(2,369)
Deferred revenue	(2,756)	(2,080)
Net cash provided by (used in) operating activities	196	(2,911)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of investment	—	2,645
Purchases of property and equipment	(5,271)	(5,774)
Net cash used in investing activities	(5,271)	(3,129)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from offering of common stock, net of underwriting costs	—	20,258
Payments of public offering issuance costs	—	(212)
Repayments of long-term debt	—	(5,000)
Repayments on capital lease obligations	(1,811)	(914)
Proceeds from exercise of common stock options	341	1,942
Treasury stock received to satisfy minimum withholding liabilities	(12)	(117)
Deferred acquisition payments	—	(1,300)
Net cash (used in) provided by financing activities	(1,482)	14,657
Effect of exchange rate changes on cash and cash equivalents	(234)	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,791)	8,617
Cash and cash equivalents, beginning of period	22,476	14,315
Cash and cash equivalents, end of period	$15,685	$22,932
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$250	$328
Cash paid for income taxes	$293	$572
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Non-cash proceeds from sale investment	$—	$257
Property, equipment and service center contracts financed under capital lease	$—	$5,832
Minimum capital lease payments in accounts payable	$—	$454
Accrued property and equipment expenditures	$142	$462
Stock-based compensation capitalized to property and equipment	$53	$116

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017, AND

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

Concentrations of Risk —

As of September 30, 2018 and December 31, 2017, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable as follows:

	Accounts Receivable
	September 30, 2018	December 31, 2017
Google advertising affiliate	*	16%
Google search	7%	7%
Advertising customer	10%	12%
* - Less than 10%

For the three months and nine months ended September 30, 2018 and 2017, the Company had concentrations equal to or exceeding 10% of the Company’s revenue as follows:

	Revenue
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Google search	14%	17%	14%	15%
Google advertising affiliate	10%	22%	12%	19%

For the three months and nine months ended September 30, 2018 and 2017, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue:

	Cost of Revenue
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Customer A	*	11%	*	13%
Customer B	21%	27%	25%	16%
* - Less than 10%

Recent Accounting Pronouncements —

Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) which amends lease accounting by lessors and lessees. This new standard will require, among other things, that lessees recognize a right-to-use asset and related lease liability for all significant financing and operating leases, and specifies where in the statement of cash flows the related lease payments are to be presented. In July 2018, the FASB issued Accounting Standards Update 2018-10, Codification Improvements to Topic 842 (Leases), and Accounting Standards Update 2018-11, Leases (Topic 842), Targeted Improvements, which provide (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) entities with an additional transition method to adopt the new standard, and (iii) lessors with a practical expedient for separating components of a contract. All Accounting Standards Updates related to Topic 842 will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements, but currently expects that all of its capital and operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon the adoption of ASU 2016-02, which will increase the total assets and total liabilities that it reports as compared to those reported prior to adoption. The Company will adopt the standard on the required effective date, which for the Company will be January 1, 2019.

Recently Adopted

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers ("Topic 606"), using the modified retrospective method. Results for reporting periods beginning on or after January 1, 2018 are presented under Topic 606; however, prior period amounts are not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. The Company recorded a reduction to the opening balance of the accumulated deficit of $2.5 million as of January 1, 2018 due to the cumulative impact of the adoption of Topic 606. The impact to revenue recorded for the quarter ended September 30, 2018 was nominal with the adoption of Topic 606 as compared to Topic 605. The impact to revenue for the nine months ended September 30, 2018 was an increase of approximately $0.2 million with the adoption of Topic 606 as compared to Topic 605.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This ASU reduces the diversity in reporting of eight specific cash flow issues due to accounting guidance that is unclear or does not exist. The eight issues relate to certain debt activities, business combination activities, insurance settlements and other various activities. The Company adopted this ASU as of January 1, 2018 and it did not have an impact on its consolidated financial statements.

2.	Revenue from Contracts with Customers

The following is a description of principal activities from which the Company generates revenue. Revenue is recognized when control of the promised goods or services are transferred to the Company’s customers, in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. The Company generates all of its revenue from contracts with customers.

Search & Digital Advertising

The Company uses internet advertising to generate revenue from the traffic on its Managed Portals and Advertising solutions, categorized as search advertising and digital advertising. For search advertising, the Company has a revenue-sharing relationship with Google, pursuant to which the Company includes a Google-branded search tool on its Managed Portals. When a Google consumer makes a search query using this tool, the Company delivers the query to Google and they return search results to consumers that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with the Company. The net payment received from Google is recognized as revenue. Digital advertising includes video, image and text advertisements delivered on its Managed Portals. Advertising inventory is filled with advertisements sourced by the Company’s direct sales force and advertising network partners. Revenue is generated when an advertisement displays, otherwise known as an impression, or when consumers view or click an advertisement, otherwise known as an action. Digital advertising revenue is on a cost per impression or cost per action basis. Digital advertising also includes advertising fees received for the placement of syndicated digital advertisements with other digital advertising publishers, for which the Company acquires and pay for the space (inventory) on a cost per impression or cost per action basis. Revenue is recognized based on amounts received from advertising customers as the impressions are delivered or the actions occur, according to contractually-determined rates.

Recurring and Fee-Based

Recurring and Fee-Based revenue includes subscription fees and other fees that are received from customers for the use of the Company’s proprietary technology, including the use of, or access to, email, Cloud ID, security services, games and other premium services and paid content. Monthly subscriber levels typically form the basis for generating Recurring and Fee-Based revenue. This revenue is typically determined by multiplying a per-subscriber per-month fee by the number of subscribers using the particular services being offered or consumed, except in the case of software licenses and support, which are based on a fixed fee. Revenue earned as subscription fees and maintenance and support fees is recognized from customers as its obligation to deliver the service is satisfied, which is when the service is delivered. Revenue is also recognized from the licensing and distribution of the Company’s Email/Collaboration products and services, including licenses of intellectual property. Software license revenue is recognized up front upon delivery of the licensed product and the utility that enables the customer to access authorization keys, provided that a signed contract has been received. The Company typically sells term-based software licenses that expire, which are referred to as subscription licenses, but also sell perpetual licenses for its Email products. The software is delivered before related services are provided and is functional without professional services, updates, and technical support.

Many of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of software licenses are typically estimated using the residual approach. Standalone selling prices of services are typically estimated based on observable transactions when these services are sold on a standalone basis. The Company usually expects payment within 30 to 90 days from the invoice date (fulfillment of performance obligations or per contract terms). None of the Company’s contracts as of September 30, 2018 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to its customers are recognized as deferred revenue.

Disaggregation of revenue

The following table provides information about disaggregated revenue for the three and nine months ended September 30, 2018 by primary geographical market and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable types (in thousands):

	Three Months Ended September 30, 2018
	Geographic Area		Timing of Revenue Recognition
	United States	International	Products transferred at a point in time	Products and services transferred over time	Total
	(in thousands)		(in thousands)
Revenue:
Search and Digital advertising	$20,592	$618	$21,210	$—	$21,210
Recurring and Fee-based	8,601	5,832	3,866	10,567	$14,433
Total revenue	$29,193	$6,450	$25,076	$10,567	$35,643

	Nine Months Ended September 30, 2018
	Geographic Area		Timing of Revenue Recognition
	United States	International	Products transferred at a point in time	Products and services transferred over time	Total
	(in thousands)		(in thousands)
Revenue:
Search and Digital advertising	$59,720	$2,295	$62,015	$—	$62,015
Recurring and Fee-based	25,865	16,601	10,016	32,450	$42,466
Total revenue	$85,585	$18,896	$72,031	$32,450	$104,481

Remaining Performance Obligations

Deferred revenue is recorded when cash payments are received or due in advance of revenue recognition from software licenses, professional services, and maintenance agreements. The timing of revenue recognition may differ from the timing of billings to customers. The changes in deferred revenue, inclusive of both current and long-term, are as follows:

(in thousands)
Beginning balance - January 1, 2018	$15,287
Record the cumulative effect of ASC 606 implementation	(2,456)
Recognition of deferred revenue	(10,500)
Deferral of revenue	7,744
Ending Balance - September 30, 2018	$10,075

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

In August 2015, the Company and Zimbra, Inc. (now known as “TZ Holdings”) entered into an agreement under which the Company acquired certain assets relating to TZ Holdings’ email/collaboration products and services business, including certain of its wholly-owned foreign subsidiaries, for cash consideration of $17.3 million, 2.4 million shares of common stock and warrants to purchase 480,000 shares of common stock (collectively valued at $3.2 million). The Company held back an additional 600,000 shares of common stock and warrants to purchase an additional 120,000 shares of common stock (collectively valued at $0.8 million at the acquisition date) to secure TZ Holdings’ indemnification obligations including pending claims. The held back common shares and warrants were released to TZ holdings in March 2017. The warrants expired unexercised on September 14, 2018.

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

4.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Customer and publisher relationships	$14,780	$14,780
Technology	2,330	2,330
Trademark	300	300
	17,410	17,410
Less accumulated amortization	(6,322)	(4,715)
Intangible assets, net	$11,088	$12,695

Amortization of intangible assets totaled $0.5 million for the three months ended both September 30, 2018 and 2017, and $1.6 million for the nine months ended both September 30, 2018 and 2017.

5.	Property and Equipment – Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Computer equipment	$28,997	$28,845
Computer software	27,248	23,690
Furniture and fixtures	1,624	1,497
Leasehold improvements	1,258	1,215
Work in process (primarily software development costs)	4,719	3,758
Other	179	159
	64,025	59,164
Less accumulated depreciation	(44,277)	(38,659)
Property and equipment, net	$19,748	$20,505

Depreciation expense totaled $1.9 million and $2.1 million for the three months ended September 30, 2018 and 2017, respectively, and $5.7 million and $5.4 million, for the nine months ended September 30, 2018 and 2017, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued compensation	$4,819	$4,361
Accrued content fees and other costs of revenue	300	655
Accrued taxes	228	426
Other	1,242	1,633
Total	$6,589	$7,075

Included in accrued compensation are accrued severance costs. In 2018, the Company initiated a cost reduction program to drive overall efficiency while adding capacity and streamlining the organization. These actions will result in workforce reductions, office consolidations and consolidating operations. Severance costs charged to technology and development and sales and marketing expenses were each $0.3 million and $0.4 million was charged to general and administrative expenses for the nine months ended September 30, 2018. The below table summarizes the activity in the accrued severance account.

September 30, 2018
Balance at January 1, 2018	$21
Charged to expense	1,034
Cash payments	(569)
Balance at September 30, 2018	$486

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

The following tables set forth revenue and long-lived tangible assets by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
United States	$29,193	$30,742	$85,585	$77,600
International	6,450	5,527	18,896	16,425
Total revenue	$35,643	$36,269	$104,481	$94,025

	September 30, 2018	December 31, 2017
Long-lived tangible assets:
United States	$19,175	$19,775
International	573	730
Total long-lived tangible assets	$19,748	$20,505

8.	Commitments and Contingencies

Contract Commitments —

The Company is obligated to make minimum payments under various contracts with vendors and other business partners, principally for revenue-share and content arrangements. Contract commitments as of September 30, 2018 are as follows (in thousands):

Year ending December 31,
2018 (remaining three months)	$225
2019	1,353
2020	753
Total	$2,331

Capital Lease Commitments —

Capital lease commitments for the remainder of 2018 and for the following two years as of September 30, 2018 are summarized as follows (in thousands):

Years Ending December 31,	Capital Lease Commitments
2018 (remaining three months)	$748
2019	2,348
2020	1,152
Total minimum capital lease commitments	4,248
Less-amount representing interest	(204)
Total capital lease obligations	4,044
Less-minimum capital lease obligations in accounts payable	-
Less-current portion of capital lease obligations	(2,376)
Long-term portion of capital lease obligations	$1,668

Litigation —

The Company is awaiting a decision of an arbitration tribunal following a binding arbitration that took place on July 30, 2018 between the Company and Maxit Technology Incorporated and Maxit Technology Holdings Limited, or Maxit, who were formerly the Company’s joint venture partners in China. After unsuccessful settlement discussions between the parties, on January 25, 2016, Maxit requested arbitration under the Rules of the International Chamber of Commerce. In its request for arbitration, Maxit asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, breach of fiduciary duty, and negligent misrepresentation, all arising out of the Company’s alleged failure to provide capital and software as required by the joint venture agreement. In its request, Maxit sought an award of money damages based on its share of the lost potential value of the joint venture, as well as a percentage of revenue from any future sales to customers originally introduced by Maxit, interest and legal expenses. Maxit alleges that its share of the lost potential value is approximately $15 million. Based in part on an independent appraisal, the Company assessed the lost potential value at only $0.6 million, for which half of this amount (based on 50/50 ownership) has been reserved in its financial statements. The Company contested Maxit’s claims vigorously, and while it is not possible at this time to predict the outcome of the arbitration, the Company continues to believe that Maxit’s claims are without merit. It anticipates a decision by the arbitration tribunal before the end of the calendar year 2018.

The Company and its Chief Executive Officer and former Chief Financial Officer were named as defendants in a federal securities class action lawsuit filed April 4, 2018 in the United States District Court for the Southern District of New York. The class includes persons who purchased the Company’s shares between May 4, 2016 and March 15, 2018. The plaintiff alleged that the Company made materially false and misleading statements regarding its contract with AT&T and the timing of revenue to be derived therefrom, and that as a result class members suffered losses because Synacor shares traded at artificially inflated prices. The plaintiff sought an unspecified amount of damages, as well as interest, attorneys’ fees and legal expenses. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on July 6, 2018. On October 16, 2018 the court appointed new lead counsel and confirmed the lead plaintiff. The plaintiff filed an amended complaint on November 2, 2018. The Company disputes these claims and intends to defend them vigorously. The liabilities related to this lawsuit are covered by D&O insurance after the Company reaches its deductible.

In addition, the Company is, from time to time, party to litigation arising in the ordinary course of business. It does not believe that the outcome of these claims will have a material adverse effect on its consolidated financial position, results of operations or cash flows based on the status of proceedings at this time. However, regardless of the outcome, such proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors.

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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods indicated:

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Weighted average grant date fair value	$1.01	$1.53
Expected dividend yield	—%	—%
Expected stock price volatility	48%	47%
Risk-free interest rate	2.7%	2.1%
Expected life of options (in years)	6.25	6.36

Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the periods presented, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Technology and development	$101	$190	$369	$604
Sales and marketing	110	142	374	500
General and administrative	150	273	708	824
Total stock-based compensation expense	$361	$605	$1,451	$1,928

Stock Option Activity – A summary of the stock option activity for the nine months ended September 30, 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	8,478,213	$2.60
Granted	1,109,400	2.03
Exercised	(180,644)	1.56
Forfeited or expired	(1,192,599)	2.59
Outstanding at September 30, 2018	8,214,370	$2.54	6.45	$79
Vested and expected to vest at September 30, 2018	7,997,637	$2.55	6.37	$78
Vested and exercisable at September 30, 2018	5,731,815	$2.59	5.48	$57

Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the Nasdaq Global Market as of September 30, 2018 was $1.60 per share. The total intrinsic value of options exercised for the nine months ended September 30, 2018 was minimal. The weighted average fair value of options granted during the nine months ended September 30, 2018 amounted to $1.01 per option share.

As of September 30, 2018, the unrecognized compensation cost related to options granted, for which vesting is probable, and adjusted for estimated forfeitures, was approximately $2.8 million. This cost is expected to be recognized over a weighted-average remaining period of 2.6 years.

10.	Net (Loss) Income Per Common Share Data

Basic net (loss) income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, and to a lesser extent, shares issuable upon the release of RSUs. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method.

Stock options, warrants and RSUs are not included in the calculation of diluted net loss per share for the three and nine months ended September 30, 2018 and the nine months ended September 30, 2017 because the Company had a net loss for each of those periods. The inclusion of these equity awards would have had an antidilutive effect on the calculation of diluted loss per share. As such, the Company’s calculations of basic and diluted net loss per share are identical.

The following table presents the calculation of basic and diluted net (loss) income per share for the three months and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic net (loss) income per share:
Numerator:
Net (loss) income (in thousands)	$(2,220)	$261	$(7,179)	$(9,671)
Denominator:
Weighted average common shares outstanding	38,951,558	38,471,377	38,856,836	35,590,563
Basic net (loss) income per share	$(0.06)	$0.01	$(0.18)	$(0.27)

Diluted net (loss) income per share:
Numerator:
Net (loss) income (in thousands)	$(2,220)	$261	$(7,179)	$(9,671)
Denominator:
Weighted average common shares outstanding - basic	38,951,558	38,471,377	38,856,836	35,590,563
Add - potentially dilutive securities (options, RSUs and warrants)	—	1,469,413	—	—
Weighted average common shares outstanding - diluted	38,951,558	39,940,790	38,856,836	35,590,563
Diluted net (loss) income per share	$(0.06)	$0.01	$(0.18)	$(0.27)

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Anti-dilutive equity awards:
Stock options	8,214,370	2,330,897	8,214,370	8,706,131
Restricted stock units	21,846	62,221	21,846	127,226
Warrants	495,652	—	564,835	600,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause or contribute to such differences include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Revenue attributable to our customers includes the Recurring and Fee-Based revenue earned directly from them, as well as the Managed Portals and Advertising revenue generated through our relationships with our search and digital advertising partners (such as Google for search advertising and advertising networks, advertising agencies and advertisers for digital advertising). This revenue is attributable to our customers because it is produced from the traffic on our Managed Portals. These search and advertising partners provide us with advertisements that we then deliver with search results and other content on our Managed Portals. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In the three and nine months ended September 30, 2018, search revenue through our relationship with Google generated $4.8 million and $14.7 million, or approximately 14% of our revenue for both periods. For the three and nine months ended September 30, 2018, Managed Portals and Advertising solutions and other services attributable to one customer accounted for $10.8 million and $29.8 million, or approximately 30% and 29% of our revenue, respectively.

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

Key Business Metrics

In addition to the line items in our financial statements, we also review various metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe disclosing these metrics is useful for investors and analysts by providing increased transparency and a better understanding of the underlying trends in our business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Multiplatform Unique Visitors (millions)	200.4	197.2	201.3	198.8
Recurring Software Revenue (millions)	$8.9	$7.6	$26.7	$23.8

Multiplatform Unique Visitors represents the number of consumers who have visited one of our Managed Portals from either mobile or desktop sources or viewed an advertisement through our advertising network, at least once, computed on an average monthly basis during a particular time period.

Recurring Software Revenue consists of fees recognized over time for the use of or access to software and services such as e-mail and messaging, security, Cloud ID, and other paid content. As Recurring Software Revenue increases, this results in an increasing base of predictable revenue.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net (loss) income and our other U.S. GAAP results. The following table presents a reconciliation of adjusted EBITDA to net (loss) income for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA:
Net (loss) income	$(2,220)	$261	$(7,179)	$(9,671)
Income tax provision	165	244	478	999
Interest expense	80	127	265	328
Other expense (income)	32	(99)	14	(172)
Gain on sale of investment	—	(1,902)	0	(1,902)
Depreciation and amortization	2,437	2,596	7,316	7,004
Capitalized software impairment	—	—	—	256
Stock-based compensation expense	361	605	1,451	1,928
Restructuring costs	766	—	1,034	—
Certain legal expenses *	1,033	—	1,033	—
Adjusted EBITDA	$2,654	$1,832	$4,412	$(1,230)

*

"Certain legal expenses" include legal fees and other related expenses associated with legal proceedings outside the ordinary course of our business, including the class action securities litigation, and arbitration costs related to the dissolution of a former joint venture.

Results of Operations

The following tables set forth our results of operations for the periods presented in amount and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenue	$35,643	$36,269	$104,481	$94,025
Costs and operating expenses:
Cost of revenue [1]	18,186	17,620	51,659	44,644
Technology and development 1 2	6,017	6,748	18,773	20,950
Sales and marketing [2]	5,667	6,179	18,507	19,025
General and administrative 1 2	5,279	4,495	14,616	12,820
Depreciation and amortization	2,437	2,596	7,316	7,004
Total costs and operating expenses	37,586	37,638	110,871	104,443
Loss from operations	(1,943)	(1,369)	(6,390)	(10,418)
Gain on sale of investment	—	1,902	—	1,902
Other (expense) income	(32)	99	(46)	172
Interest expense	(80)	(127)	(265)	(328)
Loss (income) before income taxes	(2,055)	505	(6,701)	(8,672)
Income tax provision	165	244	478	999
Net (loss) income	$(2,220)	$261	$(7,179)	$(9,671)

Notes:

[1]	Exclusive of depreciation and amortization shown separately
[2]	Includes stock-based compensation, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Technology and development	$101	$190	$369	$604
Sales and marketing	110	142	374	500
General and administrative	150	273	708	824
	$361	$605	$1,451	$1,928

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Costs and operating expenses:
Cost of revenue [1]	51	49	49	47
Technology and development [1]	17	19	18	22
Sales and marketing	16	17	18	20
General and administrative [1]	15	12	14	14
Depreciation and amortization	7	7	7	7
Total costs and operating expenses	106	104	106	110
Loss from operations	(6)	(4)	(6)	(10)
Gain on sale of investment	—	5	—	2
Other (expense) income	—	—	—	—
Interest income	—	—	—	—
Loss (income) before income taxes	(6)	1	(6)	(8)
Income tax provision	—	—	—	1
Net (loss) income	(6)%	1%	(6)%	(9)%

Note:

[1]	Exclusive of depreciation and amortization shown separately

Comparison of the three and nine months ended September 30, 2018 and 2017:

Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)
Revenue:
Search and digital advertising	$21,210	$22,674	(6)	$62,015	$54,188	14
Recurring and fee-based	14,433	13,595	6	42,466	39,837	7
Total revenue	$35,643	$36,269	(2)	$104,481	$94,025	11
Percentage of Revenue:
Search and digital advertising	60%	63%		59%	58%
Recurring and fee-based	40%	37%		41%	42%
Total revenue	100%	100%		100%	100%

Three months - 2018 compared to 2017. Revenue in the three months ended September 30, 2018 decreased by $0.6 million, or 2%, compared to the same period in 2017. Search and digital advertising revenue decreased by $1.5 million, or 6% which was primarily due lower syndicated advertising revenue as we increased focus on margins, which was only partially offset by slightly higher AT&T revenue.

Recurring and Fee-Based revenue in 2018 increased by $0.8 million, or 6%, compared to the same period in 2017. This was primarily due to higher hosted email and professional services revenue which offset a decline in portal value added services fees.

Nine months - 2018 compared to 2017. Revenue in the nine months ended September 30, 2018 increased by $10.5 million, or 11%, compared to the same period in 2017.  Search and digital advertising revenue increased by $7.8 million, or 14%. This was primarily due to increased search revenue and digital advertising revenue attributable to AT&T, which more than offset declines in portal and syndicated advertising.

Recurring and Fee-Based revenue in the nine months ended September 30, 2018 increased by $2.6 million, or 7%, compared to the same period in 2017 primarily due to higher hosted email services revenue, portal licensing revenue and professional services revenue, which was partially offset by decreased portal value added services fees, service provider subscriptions and video services fees.

Cost of Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Cost of revenue	$18,186	$17,620	3	$51,659	$44,644	16
Percentage of revenue	51%	49%		49%	47%

Three months - 2018 compared to 2017. Cost of revenue increased by $0.6 million, or 3%, for the three months ended September 30, 2018 as compared to the same period in the prior year. The increase in cost was due primarily to the increased revenue sharing costs, lower margins on syndicated advertising and higher IT infrastructure costs.

Nine months - 2018 compared to 2017.  Cost of revenue increased by $7.0 million, or 16% for the nine months ended September 30, 2018 as compared to the same period in the prior year. The increase in cost was due primarily to the increase in revenue sharing costs, lower margins on syndicated advertising and higher IT infrastructure costs.

Technology and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Technology and development expenses	$6,017	$6,748	(11)	$18,773	$20,950	(10)
Percentage of revenue	17%	22%		18%	22%

Three months - 2018 compared to 2017. Technology and development expenses decreased by $0.7 million, or 11%, in the three months ended September 30, 2018 as compared to 2017, as a result of lower compensation and consulting expenses in the quarter.

Nine months - 2018 compared to 2017.  The decrease in the nine months ended September 30, 2018 as compared to the same period in 2017 was $2.2 million, or 10%, and was primarily due to lower compensation and consulting expenses and incremental costs incurred last year related to product development and support for the AT&T portal services business, along with a $0.3 million impairment charge recorded in 2017 to write down the value of a software development project to its estimated net realizable value.

Sales and Marketing Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Sales and marketing	$5,667	$6,179	(8)	$18,507	$19,025	(3)
Percentage of revenue	16%	17%		18%	20%

Three months - 2018 compared to 2017. Sales and marketing expenses decreased by $0.5 million, or 8%, in the third quarter of 2018 as compared with same period in 2017. The decrease was primarily the result of lower professional service fees and travel costs.

Nine months - 2018 compared to 2017. Sales and marketing expenses decreased by $0.5 million, or 3% for the first nine months of 2018 as compared with same period in 2017. The decrease was primarily the result of lower professional service fees, lower travel costs and decreases in tradeshow and conference expenses.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
General and administrative	$5,279	$4,495	17	$14,616	$12,820	14
Percentage of revenue	15%	12%		14%	14%

Three months - 2018 compared to 2017. General and administrative expenses increased by $0.8 million, or 17%, for three months ended September 30, 2018 as compared with the same period in 2017 due to higher professional service fees and severance costs related to restructuring activities, which were partially offset by decreased facility costs.

Nine months - 2018 compared to 2017. General and administrative expenses increased by $1.8 million, or 14%, in the nine months ended September 30, 2018 as compared with the same period in 2017. This was primarily due to higher professional service fees and severance costs related to restructuring activities, which were partially offset by decreased facility costs.

Depreciation and Amortization Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Depreciation and amortization	$2,437	$2,596	(6)	$7,316	$7,004	4
Percentage of revenue	7%	7%		7%	7%

Three months - 2018 compared to 2017. Depreciation and amortization decreased by $0.2 million, or 6%, for the three months ended September 30, 2018 as compared to the same period in 2017 as the effect of increased depreciation of capitalized software development costs and other fixed assets was partially offset by the effect of assets becoming fully depreciated.

Nine months - 2018 compared to 2017. Depreciation and amortization increased by $0.3 million or 4% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 as the effect of increased depreciation of capitalized software development costs and other fixed assets was offset by the effect of assets becoming fully depreciated.

Other (Expense) Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Other (expense) income	$(32)	$99	$(46)	$172

Other (expense) income consists of interest income and foreign currency transaction and measurement gains and losses related to our international operations. The decreases for both the three and nine months ended September 30, 2018 over the corresponding periods in 2017 were due to realized foreign currency transaction loss in the third quarter of 2018.

Interest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Interest expense	$80	$127	(37)	$265	$328	(19)

Interest expense consists of interest on capital leases and long-term debt. Interest expense decreased in both the three and nine months ended September 30, 2018over the comparable periods in 2017 primarily due to the May 2017 pay-off of our bank debt following our public stock offering.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Provision for income taxes	$165	$244	(32)	$478	$999	(52)

Provision for income taxes of $0.5 million is comprised primarily of current foreign income tax expense, including foreign withholding taxes, offset by deferred income tax benefit. Prior to 2018, our U.S. deferred income tax assets were offset by valuation allowances, and no benefit was recognized for our net operating losses. Additionally, there was deferred income tax expense due to deferred income tax liabilities related to intangible assets.

The Tax Cuts and Jobs Act eliminated the expiration period for U.S. net operating losses incurred in tax years beginning after 2017. As such, tax losses incurred for tax years beginning after 2017 are available to offset future taxable income that may result from the disposition of indefinite lived intangibles. The reduction of provision for income taxes from $1.0 million in the nine-months ended September 30, 2017 to $0.5 million in the nine-months ended September 30, 2018 reflects the effects of such deferred income tax benefit offsetting current foreign tax expense.

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

In September 2013, we entered into a Loan and Security Agreement with Silicon Valley Bank, or the Lender, which was amended most recently in September 2018 (as amended, the “Loan Agreement”). The amendment modified the terms of the financial covenants with which we must comply on a quarterly basis. The Loan Agreement provides for a $12.0 million secured revolving line of credit with a stated maturity of January 23, 2019. The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of September 30, 2018, we had no outstanding borrowings under the Loan Agreement, and we had $11.8 million of availability based upon the borrowing formula under the Loan Agreement.

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

Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property. The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance. The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of September 30, 2018, we were in compliance with the covenants and anticipate continuing to be so.

As of September 30, 2018, we had approximately $15.7 million of cash and cash equivalents. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our revolving credit line, will be sufficient to meet our anticipated working capital, interest payments, capital lease payment obligations, and capital expenditure requirements for at least the next 12 months.

Cash Flows

Statement of Cash Flows Data

	September 30,
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$196	$(2,911)
Net cash used in investing activities	$(5,271)	$(3,129)
Net cash (used in) provided by financing activities	$(1,482)	$14,657

Net Cash Provided by (Used in) Operating Activities

During the nine months ended September 30, 2018, net cash provided by operating activities of $0.2 million was primarily driven by a net loss of $7.2 million and a decrease in working capital and other net assets of $1.3 million which were offset by $8.7 million of non-cash charges including depreciation, amortization, and stock-based compensation expense.

During the nine months ended September 30, 2017, net cash used in operating activities of $2.9 million was primarily driven by a net loss of $9.7 million which was only partially offset by a decrease in working capital and other net assets of $0.8 million and $7.6 million of non-cash charges including depreciation, amortization, stock-based compensation, and capital software impairment.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $5.3 million in the nine months ended September 30, 2018, as compared to $3.1 million in the comparable 2017 period. Cash payments were primarily for the development of internal-use software.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2018 of $1.5 million consisted of $1.8 million of payments on capital lease obligations less $0.3 million of proceeds from exercise of stock options.

Net cash provided by financing activities for the nine months ended September 30, 2017 of $14.7 million primarily consisted of $20 million from the offering of common stock and $1.9 million of proceeds from the exercise of stock options, offset by a $5.0 million repayment of long-term debt, $1.3 million of deferred acquisition payments and $0.9 million of payments on capital lease obligations.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Funds borrowed under the Loan Agreement bear interest at a variable annual rate, at our election, based on either the “prime rate” as published in The Wall Street Journal or LIBOR for the relevant period. If our liquidity coverage ratio (the ratio of cash plus eligible accounts receivable to bank borrowings under the related loan agreement) exceeds 2.75 to 1, LIBOR-based advances bear interest at LIBOR plus 3.5% and prime rate advances bear interest at the prime rate plus 1.0%.  If our liquidity coverage ratio falls below 2.75 to 1, LIBOR-based advances bear interest at LIBOR plus 4.0% and prime rate advances bear interest at the prime rate plus 1.5%. This arrangement subjects us to interest rate risk. A 10% increase or decrease in these interest rates would not have a significant impact on our interest expense. Refer to Note 5, Long-Term Debt, of the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information about our outstanding debt.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Foreign Currency Exchange Risks

We are also subject to foreign currency exchange risk relating to our operations in Canada, Europe, India, Japan and Singapore. Our expenses at these locations are denominated in the local currencies and our results of operations are influenced by changes in the exchange rates between the U.S. Dollar and these local currencies, principally the Canadian Dollar, Euro, British Pound Sterling, Rupee, Yen, and Singapore Dollar. In addition, certain of our accounts receivable are denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound Sterling and Japanese Yen. A 10% increase or decrease in the applicable currency exchange rates could result in an increase or decrease in our currency exchange (loss) gain of approximately $0.2 million, calculated based on our foreign currency denominated accounts receivable as of September 30, 2018.

We have in the past, and we may in the future, enter into contracts to minimize the foreign currency exchange risk with respect to significant foreign currency denominated accounts receivable balances.

We continue to evaluate our various foreign currency exchange rate exposures and may take additional steps to mitigate these exposures.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective because of certain material weaknesses in our internal controls over financial reporting, as further described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017.

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

Remediation Efforts to Address the Material Weaknesses

We take these material weaknesses very seriously. While the identified material weaknesses were not remediated as of September 30, 2018, we have taken steps to remediate them and will continue to take further steps until their remediation is complete. For example, we have assigned additional personnel within our finance department to assist with the implementation, administration and evaluation of our internal control over financial reporting. These additional personnel include certified public accountants and persons with experience in financial and accounting project management, to augment the experience and expertise of our accounting team. In addition, during the third quarter of 2018, we appointed a new Chief Financial Officer and hired a Senior Director of Accounting and a Manager of Financial Operations, all of whom are certified public accountants. We have also engaged an outside public accounting firm to provide us with the services of accounting support personnel and will continue to use their services on an as-needed basis.

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

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are awaiting a decision of an arbitration tribunal following a binding arbitration that took place on July 30, 2018 between us and Maxit Technology Incorporated and Maxit Technology Holdings Limited, or Maxit, who were formerly the Company’s joint venture partners in China. After unsuccessful settlement discussions between the parties, on January 25, 2016, Maxit requested arbitration under the Rules of the International Chamber of Commerce. In its request for arbitration, Maxit asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, breach of fiduciary duty, and negligent misrepresentation, all arising out of our alleged failure to provide capital and software as required by the joint venture agreement. In its request, Maxit sought an award of money damages based on its share of the lost potential value of the joint venture, as well as a percentage of revenue from any future sales to customers originally introduced by Maxit, interest and legal expenses. Maxit alleges that its share of the lost potential value is approximately $15 million. Based in part on an independent appraisal, we assessed the lost potential value at only $0.6 million, for which half of this amount (based on 50/50 ownership) has been reserved in our financial statements. We contested Maxit’s claims vigorously, and while it is not possible at this time to predict the outcome of the arbitration, we continue to believe that Maxit’s claims are without merit. We anticipate a decision by the arbitration tribunal before the end of the calendar year 2018.

We and our Chief Executive Officer and former Chief Financial Officer were named as defendants in a federal securities class action lawsuit filed April 4, 2018 in the United States District Court for the Southern District of New York. The class includes persons who purchased Synacor’s shares between May 4, 2016 and March 15, 2018. The plaintiff alleged that Synacor made materially false and misleading statements regarding its contract with AT&T and the timing of revenue to be derived therefrom, and that as a result class members suffered losses because Synacor shares traded at artificially inflated prices. The plaintiff sought an unspecified amount of damages, as well as interest, attorneys’ fees and legal expenses. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on July 6, 2018. On October 16, 2018 the court appointed new lead counsel and confirmed the lead plaintiff. The plaintiff filed an amended complaint on November 2, 2018. We dispute these claims and intend to defend them vigorously. The liabilities related to this lawsuit are covered by D&O insurance after we reach our deductible.

In addition, we are, from time to time, party to litigation arising in the ordinary course of our business. We do not believe that the outcome of these claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows based on the status of proceedings at this time. However, regardless of the outcome, such proceedings can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”) and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (the “June Form 10-Q”). These risks and uncertainties have the potential to materially affect our business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition, or operating results. Except for the legal proceedings described above, we believe there have been no material changes from the risk factors previously disclosed in our Form 10-K as updated by the June Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1*	Seventh Amendment to Portal and Advertising Services Agreement effective as of August 23, 2018 between Synacor Inc. and AT&T Services, Inc.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Notes:

*	Confidential treatment has been requested for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNACOR, INC.
(Registrant)

Date: November 8, 2018	By:	/s/ Himesh Bhise
Himesh Bhise
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Timothy J. Heasley
Timothy J. Heasley
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)