Form 10-K
period 2018-12-31
Synacor, Inc.
filed 2019-03-14
CIK 1408278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of shares of common stock held by non-affiliates as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing sale price of $2.00 per share on The Nasdaq Global Market on June 29, 2018, was approximately $65.0 million. For purposes of this disclosure, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock at such time and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2019, there were 39,052,682 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated. That Proxy Statement will be filed within 120 days of registrant’s fiscal year ended December 31, 2018.

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

Products and Services

Our Managed Portals and Advertising solutions provide our customers with substantial revenue opportunities generated by their consumers’ engagement across devices. Managed Portals and Advertising solutions generated 61% of our revenue for 2018.

Our Managed Portals are intended to be daily destinations for consumers and are delivered across devices and under our customers’ own brand names. To help our customers increase their consumers’ engagement, we deliver relevant content, such as top news, entertainment, and long and short-form video and apps, on our Managed Portals. We have licensing and distribution agreements with a wide range of programmers and content and service providers. In addition, consumers have the ability through our portals to manage their email and messaging, pay bills, receive special promotions and perform other account management needs.

We monetize the online traffic generated by consumers through search advertising, digital advertising (including video), and syndicated content on our Managed Portals. As we monetize our customers’ online traffic on our Managed Portals, we share a portion of this revenue with our customers, resulting in a mutually beneficial partnership.

Our recurring and fee-based Revenue solutions generated 39% of our revenue for 2018 and are comprised of our Cloud-based Identity Management solutions, Email/Collaboration Services, and paid content and premium services:

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

Increasing value for existing customers by optimizing user experience and monetization

With respect to our Managed Portals and Advertising solutions, more than 95% of our customers’ consumers have upgraded to our latest-generation portal. Our portal, with its engaging user experience and responsive design for desktop and mobile web, and our mobile apps, have video threaded throughout and is designed to optimize consumer engagement and monetization. We are also decreasing the implementation time for customers to launch our latest-generation portal.

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

In 2018, Synacor added 426 new Zimbra Email and Collaboration Suite customers around the world.

Extending our product portfolio into emerging growth areas

We plan to capitalize on opportunities such as international expansion and delivery of business services. Through our acquisition of the Zimbra assets we have expanded our international customer base, and we believe this represents an opportunity to find new customers for our Managed Portals and Advertising solutions.

Technology and Operations

Technology Architecture

To route traffic through our network in the most efficient manner, we use load-balancing products. These products spread work among multiple servers and link controllers that monitor the availability and performance of multiple connections. Our technology is reliable, fault tolerant and scalable through the addition of more servers as usage grows. In 2018 and 2017, we spent $24.5 million and $27.4 million, respectively (exclusive of depreciation and amortization) on technology and development activities. The cost of these activities is generally not borne directly by our customers.

Data Center Facilities

We currently operate and maintain six data centers in regionally diverse locations and have a network operations center that is staffed 24 hours a day, seven days a week. Our primary data centers are located in shared facilities in Allen, Texas; Atlanta, Georgia; Dallas, Texas; Lewis Center, Ohio; Toronto, Canada; and Watertown, Massachusetts. All systems are fully monitored for reporting continuity and fault isolation. The data centers are each in a physically secure facility using monitoring, environmental alarms, closed circuit television and redundant power sources. Our network operations center also is located in a secure facility.

Customers

Our Managed Portals and Advertising customers principally consist of high-speed internet service providers, such as AT&T, Windstream, Mediacom and CenturyLink, as well as consumer electronics manufacturers, such as Toshiba America Information Systems, Inc. (Toshiba). Contracts with these customers typically have an initial term of two to three years from the deployment of our Managed Portals and frequently provide for one or more automatic renewal terms of one to two years each. Our Managed Portals and Advertising customer contracts typically contain service level agreements that call for specific system “up times” and 24 hours per day, seven days per week support. As of December 31, 2018, we had agreements with over 50 Managed Portals and Advertising customers.

Our recurring and fee-based customers consist of high-speed internet service providers along with enterprises, government and nonprofit organizations, either directly or through resellers. Contracts with these customers typically have an initial term of one to three years and frequently provide for one or more automatic renewal terms of one to two years each. Our recurring and fee-based customer contracts also typically contain service level agreements that call for specific system “up times” and 24 hours per day, seven days per week support. As of December 31, 2018, we had agreements, both directly and indirectly through resellers, with over 120 high-speed internet service providers and over 4,000 enterprise, government and nonprofit customers.

For 2018, revenue attributable to two of our customers exceeded 10% of our revenue each, and on a combined basis accounted for approximately 24% of our revenue, or $34.6 million.

Content and Service Providers

We license the content available in our Managed Portals, including free and paid content offerings and premium services, from numerous third-party content and service partners. These partners provide a variety of content, including news and information, entertainment, sports, music, video, games, shopping, travel, autos, careers and finance. Our relationships with content providers give consumers access to over one hundred thousand short-form videos and articles each month. To obtain this content, we enter into a variety of licensing arrangements with the content providers. These arrangements are typically one to three years in duration with payment terms that may be based on traffic, advertising revenue share, number of subscribers, flat fee payments over time, or some combination thereof. In addition to using licensed content to populate our Managed Portals, we also provide premium services and paid content that subscribers may purchase for additional fees. As of December 31, 2018, we had arrangements with over 65 content providers, such as The Associated Press, CNN, Tribune Content Agency, Gracenote, and Bankrate.

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

Our advertising sales team sells advertising inventory directly to advertisers, frequently through the advertising agencies representing those advertisers. These advertisers may be small companies with the advertising locally or regionally focused on the Managed Portals of one customer, or large companies with nationwide advertising on the Managed Portals of many customers. We have a team of direct advertising sales employees and independent advertising sales representatives focused on this effort and will continue to develop this team and attempt to grow the amount of advertising revenue generated with our customers. As of December 31, 2018, we had arrangements with over 100 advertising partners such as AppNexus, Comcast Spotlight, Criteo, DoubleClick, NCC Media, Mediavest, and Telaria.

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

There are numerous federal, state and local laws, rules and guidelines around the world regarding privacy and the collection, storing, sharing, use, processing, disclosure, destruction and security of personal information and other subscriber data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. For example, the European General Data Protection Regulation (“GDPR”) took effect in May 2018 and applies to all of our products and services used by people in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union, and includes significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state levels, as well as other jurisdictions that could impose new obligations in areas affecting our business, such as liability for copyright infringement. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

Additionally, the California Consumer Privacy Act (“CCPA”), which will go into effect on January 1, 2020, will require companies to provide new data disclosure, access and deletion rights to California consumers, afford such consumers the ability to opt-out of certain sales of personal information, and impose significant penalties for non-compliance or data breaches.  Legislators have proposed amendments to the CCPA and it remains unclear what modifications may be made to the legislation or how it will be interpreted.

The United States Department of Commerce designed the EU-US Privacy Shield and the Swiss-U.S. Privacy Shield with the European Commission and the Swiss Federal Data Protection and Information Commissioner, respectively, in order to facilitate (but do not, alone, constitute) compliance with certain of the applicable data protection requirements under the GDPR. We certified compliance with the EU-US Privacy Shield in December 2016 and the Swiss-U.S. Privacy Shield in June 2017, but whether Privacy-Shield certification will continue to be a valid means to transfer European data to the United States is uncertain.

We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. Laws such as the GDPR, the CCPA or other user privacy or security laws could require us to incur additional expenditures for compliance, result in governmental enforcement actions, significant fines, loss of access to data transfer mechanisms or litigation, restrict our and our customers’ ability to market products to their consumers, create uncertainty in internet usage and reduce the demand for our services and products or require us to make changes to our data and security practices and our services and products, including Managed Portals.

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

Managed Portals and Advertising Solutions

In addition, with respect to our Managed Portals and Advertising solutions, we compete with companies such as Facebook, Inc.; Google; Verizon Media; Hulu; Netflix; Amazon; and MSN, a division of Microsoft Corporation, or Microsoft, which have destination websites of their own or are capable of delivering content, service offerings and search or advertising models similar to ours.

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

Employees

As of December 31, 2018, we had 257 employees in the United States and 153 based internationally. Of these employees, 407 were full-time employees.  None of our employees are represented by a labor union, and we consider current employee relations to be good.

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

Although we have diversified our product portfolio and our customer base, we continue to derive a substantial portion of our revenue from a small number of Managed Portal customers. Revenue attributable to these customers includes the recurring and fee-based revenue earned directly from them, as well as the search and digital advertising revenue earned through our relationships with our advertising partners, such as Google, based on traffic generated from our Managed Portals. For 2017, revenue attributable to two customers each exceeded 10% of our total revenue, and on a combined basis accounted for approximately 28% of our revenue, or $39.4 million.  For 2018, revenue attributable to two customers each exceeded 10% of our total revenue, and on a combined basis accounted for approximately 24% of our revenue, or $34.6 million.

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

We derive a substantial portion of our revenue from our partnership with AT&T. In May 2016 we entered into a Portal and Advertising Services Agreement (as amended, the “AT&T Agreement”) with AT&T that would automatically renew at the end of the initial term on March 28, 2019 unless AT&T were to provide a notice of non-renewal at least 180 days prior to that date. On August 24, 2018 AT&T delivered notice to us to prevent automatic renewal of the AT&T Agreement.  Since September we have been and continue to be in active renewal negotiations with AT&T. Assuming that we agree on revised terms and conditions, such agreed upon terms and conditions would be embodied in a new definitive agreement, under which we would continue to provide the portal and advertising services after the expiration of the current AT&T Agreement. If our contract with AT&T is not renewed or is otherwise terminated, or if revenue from the AT&T relationship were to decline due to competitive or other reasons, our results of operations and financial position would be adversely affected.

Our search advertising partner, Google, accounts for a significant portion of our revenue, and any loss of, or diminution in, our business relationship with Google would adversely affect our financial performance.

We rely on traffic on our Managed Portals to generate search and digital advertising revenue, a substantial portion of which is derived from text-based links to advertisers’ websites as a result of internet searches. We have a revenue-sharing relationship with Google under which we include a Google-branded search tool on our Managed Portals. When a consumer makes a search request using this tool, we deliver it to Google, and Google returns search results to us that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with us. We then typically share a portion of that payment with the applicable customer. Our Google-related search advertising revenue attributable to our customers, which consists of the portion of the payment from the sponsor that Google shares with us, accounted for approximately 13%, 14%, and 12% of our revenue in 2018, 2017, and 2016 or $19.0 million, $20.1 million, and $15.9 million respectively. Google may terminate our agreement if we experience a change in control, if we enter into an agreement providing for a change in control, if we do not maintain certain search and digital advertising revenue levels or if we fail to conform to Google’s search policies and advertising policies. Google may from time to time change its existing, or establish new, methodologies and metrics for valuing the quality of internet traffic. Any changes in these methodologies, metrics and advertising technology platforms could decrease the advertising rates that we receive and/or the amount of revenue that we generate from digital advertisements. If advertisers were to discontinue their advertising via internet searches, if Google’s revenue from search-based advertising were to decrease, if Google’s share of the search revenue were to be increased or if our agreement with Google were to be terminated for any reason or renewed on less favorable terms, our business, financial condition and results of operations would be adversely affected. Moreover, consumers’ increased use of search tools other than the Google-branded search tool we provide would have similar effects.

We have a history of significant pre-tax net losses and may not be profitable in future periods.

We have reported pre-tax net income in only three years, 2009, 2011 and 2012, in amounts of $0.3 million, $3.9 million, and $5.6 million, respectively.  In all other years, we have incurred losses, and at December 31, 2018 our cumulative U.S. federal net operating loss carryforward was $36.6 million. We have previously taken cost saving measures, including reductions in workforce.  However, our expenses have increased and may increase in future periods as we implement initiatives designed to grow our business including, among other things, the ongoing costs and expenses we must incur in connection with providing Managed Portal and Advertising solutions to AT&T, acquisitions of complementary businesses (such as our acquisition of the Zimbra assets and our acquisition of assets from Technorati), the development and marketing of new services and products, licensing of content, expansion of our infrastructure and international expansion. If our revenue does not sufficiently increase to offset these expected increases in operating expenses, or if we are not able to sufficiently reduce costs in the event our revenue increases fail to materialize, we may incur significant losses and may not be profitable. For example, although our revenue has increased year over year since 2014, we have not yet returned to profitability. We may not be able to return to or maintain profitability in the future. Any failure to achieve or maintain profitability may adversely affect our business, financial condition, results of operations and impact our ability to utilize our net operating loss carryforwards. As a result of our pre-tax cumulative losses, we have established a full valuation allowance against our net deferred income tax asset, which includes our net operating loss carryforwards.

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

Our revenue from high-speed internet service and communications providers, including our search and digital advertising revenue generated by online consumer traffic on our Managed Portals and our revenue from our Email/Collaboration offerings, accounted for approximately 69% in 2018, approximately 63% in 2017 and approximately 63% in 2016. The cable and telecommunications industries have experienced consolidation over the past several years, and we expect that this trend will continue. As a result of consolidation, some of our customers may be acquired by companies with which we do not have existing relationships and which may have relationships with one of our competitors or may have the in-house capability to perform the services we provide. As a result, such acquisitions could cause us to lose customers and the associated revenue. Under our agreements with some of our customers, including CenturyLink, they have the right to terminate the agreement if we are acquired by one of their competitors.

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

Moreover, updates to internet browser technology may adversely affect our business. For example, upgrades to the Windows 10 operating system default to Microsoft’s latest Edge browser and displace users’ previous browser settings including default homepages, which can lead to decreased search and digital advertising revenue. Unless consumers change their browser settings back to our Managed Portals, their usage of our Managed Portals would likely decline and our results of operations could be negatively impacted.

We invest in features and functionality designed to increase consumer engagement with our Managed Portals; however, these investments may not lead to increased revenue.

Our future growth and profitability will depend in large part on the effectiveness and efficiency of our efforts to provide a compelling consumer experience that increases consumer engagement with our Managed Portals. We have made and will continue to make substantial investments in features and functionality for our technology that are designed to drive consumer engagement. For example, we invested more than $10.0 million in start-up expenses, development expenses and capital expenditures relating to our contract with AT&T.

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

Other risks of doing business in international markets include the increased risks and burdens of complying with different legal and regulatory standards, difficulties in managing and staffing foreign operations, recruiting and retaining talented direct sales personnel, limitations on the repatriation of funds and fluctuations of foreign exchange rates, varying levels of internet technology adoption and infrastructure and our ability to enforce contracts and our intellectual property rights in foreign jurisdictions. Additionally there are risks associated with fundamental changes to international markets, such as those that may occur as a result of the United Kingdom's potential withdrawal from the European Union ("Brexit"). Brexit may adversely affect global economic and market conditions and could contribute to volatility in the foreign exchange markets, which we may be unable to effectively manage.

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

Increasing regulatory focus on privacy issues and expanding laws could impact our business models, subject us to additional expenses and expose us to increased liability.

We are subject to laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services.  In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and in flux. Government regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws, thereby further impacting Synacor’s business.

Globally, new and emerging laws, such as the General Data Protection Regulation (“GDPR”) in Europe, state laws in the U.S. on privacy, data and related technologies, such as the California Consumer Privacy Act (“CCPA”), potential U.S. federal legislation regarding consumer privacy, as well as industry self-regulatory codes create new compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. For example, the CCPA may precipitate additional privacy regulation by federal, state and local governments, which may increase our compliance costs and strain our technical capabilities, and such regulations may conflict with each other making it impossible to comply with all such regulations. Ensuring compliance with such laws is an ongoing commitment which involves substantial costs, and it is possible that despite our efforts, governmental authorities or third parties will assert that our business practices fail to comply. Any failure or perceived failure by us to comply with privacy regulations, our privacy policies or other related obligations (including in our agreements with customers), or any compromise of security that results in the unauthorized release or transfer of personal information or other subscriber data, may result in governmental enforcement actions, significant fines, loss of access to data transfer mechanisms, litigation or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, or, in some situations, terminate their agreements with us, all of which would have an adverse effect on our business.

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

Not all of our data centers are on full second-site redundancy, only certain customers require this capability. We regularly back-up our systems and store the system back-ups in Atlanta, Georgia; Watertown, Massachusetts; Dallas and Allen, Texas; Lewis Center, Ohio; and Toronto, Canada. If we were forced to relocate to an alternate site and to rely on our system back-ups to restore the systems, we would experience significant delays in restoring the functionality of our platform and could experience loss of data, which could harm our business and our operating results.

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

We depend on the continued contributions of our senior management and other key personnel, especially Himesh Bhise, our President and Chief Executive Officer, Steve Davi, Executive Vice President, Technology and Timothy J. Heasley, our Chief Financial Officer. The loss of the services of any of our executive officers or other key employees could harm our business and our prospects. All of our executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time.

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

Volatility or lack of performance in the trading price of our common stock may also affect our ability to attract and retain qualified personnel. Many of our senior management personnel and other key employees have become, or will become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their options have significantly declined in value relative to the original purchase prices of the shares or the exercise prices of the options or if the exercise prices of the options that they hold are significantly above the trading price of our common stock. If we are unable to retain our employees, our business, financial condition and results of operations would be harmed.

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

The operation of our business and our growth strategy may require significant additional capital, especially if we were to accelerate our expansion and acquisition plans. For example, we invested more than $10.0 million in operating expenses and capital expenditures preparing to support AT&T as a customer, and an additional $4.6 million in the development of internal-use software and software for sale or license to other customers.  If the cash generated from operations and otherwise available to us is not sufficient to meet our capital requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We may not be able to raise needed capital on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may cause our existing stockholders to suffer substantial dilution. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our common stock. As with our credit facility with Silicon Valley Bank, any debt financing obtained by us in the future could contain financial or other covenants that may potentially restrict our operations, and if we do not effectively manage our business to comply with those covenants, our business, financial condition and results of operations could be adversely affected.

While we successfully raised approximately $20.0 million in an underwritten public offering of 6,187,846 shares of our common stock in April and May of 2017, the net proceeds of that offering may not be sufficient to meet our objectives, including funding our growth plans and potential acquisitions as they may arise.

In addition, while we are in compliance at December 31, 2018 with the financial covenants contained in our credit facility with Silicon Valley Bank, our future financial performance, including our future capital expenditures, may potentially cause us to become not in compliance with those covenants, possibly restricting our ability to borrow under our credit facility.

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

We collect and may access personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy and compliance costs, and our actual or perceived failure to comply with such obligations could result in liability or otherwise harm our business.

We collect, and have access to, personal information of subscribers, including names, addresses, account numbers, credit card numbers and email addresses. There are numerous federal, state and local laws, rules and guidelines around the world regarding privacy and the collection, storing, sharing, use, processing, disclosure, destruction and security of personal information and other subscriber data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. Ensuring compliance with such laws is an ongoing commitment which involves substantial costs, and it is possible that despite our efforts, governmental authorities or third parties will assert that our business practices fail to comply.

Any failure to convince advertisers of the benefits of advertising with us would harm our business, financial condition and results of operations.

We have derived and expect to continue to derive a substantial portion of our revenue from digital advertising, including advertising on our Managed Portals. Such advertising accounted for approximately 48%, 45%, and 46% of our revenue for the years ended December 31, 2018, 2017, and 2016, respectively. Our ability to attract and retain advertisers and, ultimately, to generate advertising revenue depends on a number of factors, including:

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

During our assessment of internal control over financial reporting as of December 31, 2018, we identified two material weaknesses in our internal control over financial reporting: (i) ineffective control activities due to the lack of timeliness and consistency in executing business process controls, and (ii) ineffective monitoring controls to ascertain whether the components of internal control were present and functioning. We are working to remediate these material weaknesses. For more information about these material weaknesses and our remediation efforts, see Item 9A. “Controls and Procedures.” Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our efforts may not be successful in remediating these material weaknesses. As part of the remediation process, we may incur additional costs in improving our internal control over financial reporting.

Many of the internal controls we have implemented pursuant to the Sarbanes-Oxley Act are process controls with respect to which a material weakness may be found regardless of whether any error has been identified in our reported financial statements. This may be confusing to investors and result in damage to our reputation, which may harm our business. Additionally, the proper design and assessment of internal controls over financial reporting are subject to varying interpretations, and as a result, application in practice may evolve over time as new guidance is provided by regulatory and governing bodies and as common practices evolve. This could result in continuing uncertainty regarding the proper design and assessment of internal controls over financial reporting and higher costs necessitated by ongoing revisions to internal controls.

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

Notwithstanding the material weaknesses identified during our assessment, we have concluded, and our auditors have expressed an unqualified opinion, that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position of the Company at December 31, 2018 and December 31, 2017 and the consolidated results of operations and cash flows for each of the three fiscal years in the period ended December 31, 2018 in conformity with U.S. generally accepted accounting principles.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited as a result of future transactions in our stock which may be outside our control.

As of December 31, 2018, we had substantial federal and state net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “five-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. For these purposes, a five-percent stockholder is generally any person or group of persons that at any time during the applicable testing period has owned 5% or more of our outstanding stock. In addition, persons who own less than 5% of the outstanding stock are grouped together as one or more “public groups,” which are also treated as five-percent stockholders. Similar rules may apply under state tax laws. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset United States federal and state taxable income and taxes may be subject to limitations.

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

We have derived and expect to continue to derive a majority of our revenue from search and digital advertising, including advertising on our Managed Portals. Such search and digital advertising revenue accounted for approximately 61%, 60% and 59% of our revenue for the years ended December 31, 2018, 2017 and 2016, or $87.5 million, $83.6 million, and $74.9 million respectively.

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

Competition in the market for internet-based services and products in which we operate is intense and involves rapidly changing technologies and customer and subscriber requirements, as well as evolving industry standards and frequent product introductions. Our competitors may develop solutions that are similar or superior to our technology. Our primary competitors include high-speed internet service providers with internal information technology staff capable of developing solutions similar to our technology. Other competitors include: Google; Verizon Media; and MSN, a division of Microsoft. Advantages some of our existing and potential competitors hold over us include the following:

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

Increased regulation and industry standards related to internet privacy issues may prevent us from, or may increase the cost of, providing our current products and solutions to our customers, thereby harming our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, sharing, processing, disclosure, destruction and security of personal information by companies operating over the internet have come under increased public scrutiny and, as a result, there are an increasing number of regulations and industry standards that affect our business. Regulators, including the Federal Trade Commission and regulators in the EEA and other countries, have restricted and continue to restrict our ability to use personal information and therefore may limit or inhibit our ability to operate our business. In addition, many nations and economic regions have privacy protections that are more stringent or otherwise at odds with those in the United States.

For example, the EEA traditionally has imposed stricter obligations and provided for more onerous penalties than the United States. The European General Data Protection Regulation (“GDPR”) took effect in May 2018 and applies to all of our products and services used by people in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union, and includes significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business, such as liability for copyright infringement. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. Complying with new privacy and security requirements, whether imposed by regulation, contract or industry standard, will require additional expenditures and may result in a greater compliance burden for companies with employees or users in the EEA.

The United States and other countries have been looking to the GDPR as precedent for new data protection regulation.  For example, the California Consumer Privacy Act (“CCPA”), which will go into effect on January 1, 2020, will require companies to provide new data disclosure, access and deletion rights to California consumers, afford such consumers the ability to opt-out of certain sales of personal information, and impose significant penalties for non-compliance or data breaches.  Legislators have proposed amendments to the CCPA and it remains unclear what modifications may be made to the legislation or how it will be interpreted.  The CCPA may precipitate additional privacy regulation by federal, state and local governments, which may increase our compliance costs and strain our technical capabilities, and it is possible that such regulations may conflict with each other.

We will incur significant expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Our business, including our ability to operate and expand internationally, could be adversely affected if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, our services or our privacy policies.

Risks Related to Ownership of Our Common Stock

Concentration of ownership among our directors and officers and their respective affiliates could limit our other stockholders’ ability to influence the outcome of key corporate decisions, such as an acquisition of our company.

Our directors and executive officers and their respective affiliates, beneficially own or directly or indirectly control (including by voting proxy), as of March 8, 2019, approximately 26% of our outstanding common stock (including exercisable options). These stockholders, if they were to act together, would have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they act together, would have the ability to influence significantly the management and affairs of our company. Accordingly, this concentration of ownership might harm the trading price of our common stock by:

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

In June and July 2014, entities associated with JEC Capital Partners and Ratio Capital Partners indicated, through filings with the Securities and Exchange Commission, or the SEC, that they each beneficially owned approximately 5% of our outstanding shares of common stock and in November 2018, 180 Degree Capital Corp, or 180 Degree. indicated, through filings with the SEC, that it beneficially owned approximately 7% of our outstanding shares of common stock. There can be no assurance that JEC Capital Partners, Ratio Capital Partners, 180 Degree. or another third party will not make an unsolicited takeover proposal in the future or take other action to acquire control of us or to otherwise influence our management and policies. Considering and responding to any future proposal is likely to result in significant additional costs to us, and future acquisition proposals, other stockholder actions to acquire control and the litigation that often accompanies them, if any, are likely to be costly and time-consuming and may disrupt our operations and divert the attention of management and our employees from executing our strategic plan.

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

On March 1, 2019, we entered into an agreement, or the 180 Degree Agreement, with 180 Degree, which beneficially owns approximately 7.3% of the outstanding of our common stock. Immediately following the execution of the 180 Degree Agreement, pursuant to resolutions previously approved by our board of directors (i) the total number of directors constituting the board of directors was increased from eight (8) to nine (9) directors in accordance with our Amended and Restated Bylaws, and (ii) Kevin M. Rendino, or the 180 Degree Designee, was appointed and elected to serve as a Class III director of Synacor with an initial term that comes up for re-election at the 2020 annual meeting of stockholders, or the 2020 Annual Meeting. The board of directors has determined that Mr. Rendino qualifies as “independent” under the applicable independence rules of (i) the Securities and Exchange Commission and (ii) listing standards of The Nasdaq Stock Market, LLC.

While the 180 Degree Agreement is in effect, if the 180 Degree Designee is unable or unwilling to serve as a director or resigns as a director, subject to the terms and conditions of the 180 Degree Agreement, 180 Degree has the right to nominate a replacement director, subject to the approval of the board of directors, not to be unreasonably withheld, provided that such nominee meets certain qualification requirements under the 180 Degree Agreement.

The 180 Degree Agreement applies during a period that begins on the date of the 180 Degree Agreement and extends until 10 days prior to the deadline for the submission of stockholder nominations for directors for the 2020 Annual Meeting pursuant to our Bylaws; provided that if we offer to nominate the 180 Degree Designee for re-election at the 2020 Annual Meeting, then that period will be automatically extended until the day following the 2020 Annual Meeting. So long as the 180 Degree Designee (or a replacement) is on the board of directors, we agreed that we will recommend, support and solicit proxies for the election of the 180 Degree Designee in the same manner as the other directors recommended by the board of directors for election at the applicable annual meeting of stockholders for which the 180 Degree Designee (or a replacement) is up for re-election to the board of directors.

The 180 Degree Agreement further provides that 180 Degree will appear in person or by proxy at all annual and special stockholder meetings during the applicable period and vote all of its shares in favor of any proposal supported by a majority of the board of directors; provided that 180 Degree has the right to vote in its sole discretion with respect to any tender or exchange offer, merger, acquisition, recapitalization, restructuring, disposition, distribution, spin-off, asset sale, joint venture or other business combination involving Synacor or any of its affiliates (each of the foregoing, an “Extraordinary Transaction”).

While the 180 Degree Agreement is in effect, 180 Degree agreed not to, among other things, (i) solicit proxies regarding any matter to come before any annual or special meeting of stockholders, (ii) enter into a voting agreement or any group with stockholders other than 180 Degree affiliates and current group members, (iii) (A) nominate or recommend for nomination any person for election, (B) submit proposals for consideration or otherwise bring any business before, nor (C) engage in certain activities related to “withhold” or similar campaigns, at any annual or special meeting, (iv) seek to make, or encourage any third party in making, any offer or proposal with respect to any Extraordinary Transaction or (v) acquire beneficial ownership of any of our common or other equity securities in excess of 10.0% of the then outstanding shares of our common stock.

Each of the parties to the 180 Degree Agreement also agreed to mutual non-disparagement obligations.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on March 8, 2019, our trading price has ranged from $1.03 to $18.00. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to the various factors set forth in this “Risk Factors” section, as well as:

•	variations in our financial performance;
•	announcements of technological innovations, new services and products, strategic alliances, asset acquisitions, or significant agreements by us or by our competitors;
•

announcements regarding our existing customer contracts, including, for example, the disclosures related to the agreement we entered into with AT&T in May 2016 to provide desktop and mobile portal solutions;

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

Our corporate headquarters are located at 40 La Riviere Drive, Buffalo, New York 14202. We lease approximately 31,000 square feet of office space at this address pursuant to an agreement that expires November 2021.

We also maintain administrative and product development offices in New York, New York; Ottawa, Ontario, Canada; Westford, Massachusetts; Frisco, Texas; Los Angeles, California; Pune, India; London, United Kingdom; Tokyo, Japan; Paris, France; and Singapore. Our data centers are located in Allen, Texas; Atlanta, Georgia; Dallas, Texas; Lewis Center, Ohio; Toronto, Canada; and Watertown, Massachusetts.

We believe that our facilities are adequate to meet our current needs and that suitable additional or substitute space will be available as needed.

ITEM 3.	LEGAL PROCEEDINGS

We are awaiting a decision of an arbitration tribunal following a binding arbitration that took place on July 30, 2018 between us and Maxit Technology Incorporated and Maxit Technology Holdings Limited, or Maxit, who were formerly our joint venture partners in China. After unsuccessful settlement discussions between the parties, on January 25, 2016, Maxit requested arbitration under the Rules of the International Chamber of Commerce. In its request for arbitration, Maxit asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, breach of fiduciary duty, and negligent misrepresentation, all arising out of our alleged failure to provide capital and software as required by the joint venture agreement. In its request, Maxit sought an award of money damages based on its share of the lost potential value of the joint venture, as well as a percentage of revenue from any future sales to customers originally introduced by Maxit, along with interest and legal expenses. Maxit alleges that its share of the lost potential value is approximately $15 million. Based in part on an independent appraisal, we assessed the lost potential value at only $0.6 million, for which half of this amount (based on 50/50 ownership) has been reserved in our financial statements. We contested Maxit’s claims vigorously, and while it is not possible at this time to predict the outcome of the arbitration, we continue to believe that Maxit’s claims are without merit. We anticipate a decision by the arbitration tribunal before the end of the second quarter of 2019.

We and our Chief Executive Officer and former Chief Financial Officer were named as defendants in a federal securities class action lawsuit filed April 4, 2018 in the United States District Court for the Southern District of New York. The class includes persons who purchased our shares between May 4, 2016 and March 15, 2018. The plaintiff alleged that we made materially false and misleading statements regarding our contract with AT&T and the timing of revenue to be derived therefrom, and that as a result class members suffered losses because Synacor shares traded at artificially inflated prices. The plaintiff sought an unspecified amount of damages, as well as interest, attorneys’ fees and legal expenses. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on July 6, 2018. On October 16, 2018 the court appointed new lead counsel and confirmed the lead plaintiff. The plaintiff filed an amended complaint on November 2, 2018, and we filed a motion to dismiss on December 17, 2018. We dispute these claims and intend to defend them vigorously. The liabilities related to this lawsuit are covered by D&O insurance after we reach our deductible.

We do not believe that the outcome of these claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows based on the status of proceedings at this time. However, regardless of the outcome, such proceedings can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors.

In addition, we are, from time to time, party to litigation arising in the ordinary course of business. For example, third parties might allege that we are infringing their patent rights or that we are otherwise violating their intellectual property rights, including trade names and trademarks. Such third parties may resort to litigation. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on The Nasdaq Global Market, or Nasdaq, under the symbol “SYNC” since February 10, 2012. Prior to that time, there was no public market for our stock.

Holders of Record

As of March 8, 2019, there were 100 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.

Securities Authorized for Issuance under Equity Compensation Plans

The information required to be disclosed by Item 201(d) of Regulation S-K regarding our equity securities authorized for issuance under our equity incentive plans is incorporated herein by reference to the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of fiscal year 2018 pursuant to Regulation 14A.

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

We derived the selected consolidated financial data for the years ended December 31, 2018, 2017, and 2016 and as of December 31, 2018 and 2017 from our audited consolidated financial statements and related notes, which are included in this Annual Report on Form 10-K. We derived the selected consolidated financial data for the years ended December 31, 2015 and 2014 and as of December 31, 2016, 2015 and 2014 from our audited consolidated financial statements and related notes, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2018 (5)	2017	2016	2015 (4)	2014
	(in thousands except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$143,879	$140,027	$127,373	$110,245	$106,579
Costs and operating expenses:
Cost of revenue (1)	72,547	70,053	59,146	54,423	57,939
Technology and development (1)(2)	24,510	27,642	25,612	20,007	26,259
Sales and marketing (2)	24,116	24,941	22,846	16,272	10,807
General and administrative (1)(2)	19,454	17,800	19,695	15,543	14,249
Depreciation and amortization	9,641	9,820	9,235	6,901	5,126
Gain on sale of domain	—	—	—	—	(1,000)
Total costs and operating expenses	150,268	150,256	136,534	113,146	113,380
Loss from operations	(6,389)	(10,229)	(9,161)	(2,901)	(6,801)
Gain on sale of investment	—	1,987	—	—	—
Interest expense	(338)	(433)	(318)	(245)	(218)
Other expense	(212)	(2)	(42)	(16)	(28)
Loss before income taxes	(6,939)	(8,677)	(9,521)	(3,162)	(7,047)
Provision for income taxes	616	1,100	1,219	239	4,821
Loss in equity interest	—	—	—	(73)	(1,063)
Net loss	$(7,555)	$(9,777)	$(10,740)	$(3,474)	$(12,931)
Net loss per share:
Basic	$(0.19)	$(0.27)	$(0.36)	$(0.12)	$(0.47)
Diluted	$(0.19)	$(0.27)	$(0.36)	$(0.12)	$(0.47)
Weighted average shares used to compute net loss per share:
Basic	38,895,301	36,381,299	30,251,685	28,213,838	27,389,793
Diluted	38,895,301	36,381,299	30,251,685	28,213,838	27,389,793
Other Financial Data:
Adjusted EBITDA (3)	$8,464	$2,337	$3,179	$7,593	$2,180

	As of December 31,
	2018	2017	2016	2015 (4)	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,921	$22,476	$14,315	$15,697	$25,600
Accounts receivable, net	25,567	31,696	27,386	24,341	20,479
Property and equipment, net	18,707	20,505	14,406	14,377	15,128
Total assets	91,463	108,780	93,399	89,026	66,238
Long-term debt and capital lease obligations	3,695	5,815	6,996	7,581	1,383
Total stockholders’ equity	51,171	54,345	39,649	46,104	42,482

Notes:

(1)	Exclusive of depreciation and amortization shown separately.
(2)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2018	2017	2016	2015 (4)	2014
	(in thousands)
Technology and development	$489	$744	$921	$936	$1,621
Sales and marketing	474	636	784	942	599
General and administrative	841	1,110	1,066	1,237	1,375
	$1,804	$2,490	$2,771	$3,115	$3,595

(3)

We define adjusted EBITDA as net loss plus: provision for income taxes, interest expense, other expense, depreciation and amortization, asset impairments, loss in equity interest, stock-based compensation, losses on disposal of property and equipment, acquisition costs and certain one-time items such as restructuring costs and certain legal and professional services costs, and minus gains on sales of investments. Please see “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

(4)	Results for 2015 include the results of operations relating to the acquired Zimbra assets since the closing of the acquisition in September 2015.
(5)

Results for 2018 include the impact of the adoption new accounting standard in fiscal year 2018 related to revenue recognition. Refer to Note 1, The Company and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements referred to in Item 8 of this report for additional information.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(7,555)	$(9,777)	$(10,740)	$(3,474)	$(12,931)
Provision for income taxes	616	1,100	1,219	239	4,821
Interest expense	338	433	318	245	218
Other expense	212	2	42	16	28
Depreciation and amortization	9,832	9,820	9,235	6,901	5,126
Capitalized software impairment	552	256	334	—	—
Stock-based compensation expense	1,804	2,490	2,771	3,115	3,595
Gain on sale of investment	—	(1,987)	—	—	—
Loss in equity interest	—	—	—	73	1,063
Gain on sale of domain	—	—	—	—	(1,000)
Restructuring Costs	1,111	—	—	—	1,260
Acquisition costs	—	—	—	478	—
Certain legal expenses*	1,400	—	—	—	—
Certain professional services fees†	154	—	—	—	—
Adjusted EBITDA	$8,464	$2,337	$3,179	$7,593	$2,180
*

“Certain legal expenses” includes legal fees and other related expenses associated with legal proceedings outside the ordinary course of our business, including the class action securities litigation, and arbitration costs related to the dissolution of a former joint venture.

†	“Certain professional services fees” includes fees and expenses related to merger and acquisition activities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue attributable to our customers includes the recurring and fee-based revenue earned directly from them, as well as the Managed Portals and Advertising revenue generated through our relationships with our search and digital advertising partners (such as Google for search advertising and advertising networks, advertising agencies and advertisers for digital advertising). This revenue is attributable to our customers because it is produced from the traffic on our Managed Portals. These search and advertising partners provide us with advertisements that we then deliver with search results and other content on our Managed Portals. Since our search advertising partner, Google, and our advertising network partners generate their revenue by selling those advertisements, we create a revenue stream for these partners. In 2018, search revenue through our relationship with Google generated $19.0 million, or approximately 13% of our revenue, compared to 2017, which generated $20.1 million, or approximately 14% of our revenue. In 2018, our Managed Portals and Advertising solutions and other services revenue generated by our partnership with one customer accounted for $41.9 million, or approximately 29% of our revenue, compared to 2017, which generated $25.4 million, or approximately 18% of our revenue.

Financial Highlights

Highlights and significant developments for the twelve months ended December 31, 2018

•	Revenue was $143.9 million, a 3% increase over the prior year
•	Operating expenses, exclusive of depreciation and amortization, decreased 3% from the prior year to $68.1 million
•	Net loss decreased 23% from the prior year to $7.6 million
•	Loss per share was $0.19 compared to $0.27 for 2017
•	Cash from operating activities was $2.1 million, compared to $0.3 million of cash used in operating activities in 2017
•	Adjusted EBITDA increased to $8.5 million, up $6.1 million from 2017

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

Our business is also affected by growth in advertising on the internet, for which the proliferation of high-speed internet access and internet-connected devices will be the principal drivers. We believe we have experienced a decline in search advertising revenue due to consumers’ internet searching habits increasingly transitioning to mobile devices. However, the launch of the AT&T portal has resulted in an increase in search advertising revenue.  In addition, we believe there continue to be growth opportunities for advertising related to the video, images and text on our Managed Portals and hosted email/collaboration products. We expect our results of operations will benefit from the growth in the number of mobile internet users as our customers adopt our mobile and tablet offerings.

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

Key Business Metrics

In addition to the line items in our financial statements, we also review various metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe disclosing these metrics are useful for investors and analysts because they provide increased transparency and a better understand of the underlying trends in our business. The following table shows our key business metrics for December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Multiplatform Unique Visitors	224.8	223.7	208.4
Recurring Software Revenue	$35.8	$32.3	$31.9

Multiplatform Unique Visitors represents the number of customers who have visited one of our Managed Portals from either mobile or desktop sources or who have viewed an advertisement through our advertising network, at least once, computed on an average monthly basis during a particular time period. As the number of Multiplatform Unique Visitors increases, we expect that we will generate additional revenue from our Managed Portals and Advertising solutions.

Recurring Software Revenue consists of fees recognized over time for the use of or access to software and services such as e-mail and messaging, security, Cloud ID, and other paid content.  As Recurring Software Revenue increases, we expect an increasing base of predictable revenue.

Components of our Results of Operations

Revenue

We derive our revenue from two categories: revenue generated from search and digital advertising activities and recurring and fee-based revenue, each of which is described below. The following table shows the revenue in each category, both in amount and as a percentage of revenue, for 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Revenue:
Search and digital advertising	$87,461	$83,556	$74,889
Recurring and fee-based	56,418	56,471	52,484
Total revenue	$143,879	$140,027	$127,373
Percentage of revenue:
Search and digital advertising	61%	60%	59%
Recurring and fee-based	39	40	41
Total revenue	100%	100%	100%

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

Recurring and Fee-Based Revenue

Recurring and fee-Based revenue includes subscription fees and other fees that we receive from customers for the use of our proprietary technology, including the use of, or access to, email, Cloud ID, security services, games and other premium services and paid content. Revenue for services such as Cloud ID, security services, games and other premium services and paid content is recognized as the service is being offered or consumed. Based on our agreements with our customers, our fees are generally determined by multiplying a per-subscriber per-month fee by the number of subscribers using the particular services being offered or consumed. In other cases, the fee is fixed.

Revenue is also recognized from the licensing and distribution of our Email/Collaboration products and services, including perpetual licenses. Revenue from perpetual licenses is recognized upon transfer of control of the license.  Our perpetual licenses agreement generally contain an obligation to provide support to the customer. We recognize the associated support revenue ratably over the service period. Our subscription licenses generally contain an obligation to provide support to the customer as well. We recognize the revenue associated with subscription licenses in the same manner as our perpetual licenses such that revenue associated with the license is recognized upon transfer of control, and the revenue associated with support is recognized ratably over the service period. Refer to our critical accounting policy Revenue Recognition (below), for more details.

Costs and Expenses

Cost of Revenue

Cost of revenue consists primarily of revenue sharing, content acquisition costs, co-location facility costs, royalty costs, and product support costs. Revenue sharing consists of amounts accrued and paid to customers for the internet traffic on Managed Portals we operate on our customers’ behalf and where we are the primary obligor, resulting in the generation of search and digital advertising revenue. The revenue-sharing agreements with customers are primarily variable payments based on a percentage of the search and digital advertising revenue. Content-acquisition agreements may be based on a fixed payment schedule, on the number of subscribers per month, or a combination of both. Fixed-payment agreements are expensed on a straight-line basis over the term defined in the agreement. Agreements based on the number of subscribers are expensed on a monthly basis. Co-location facility costs consist of rent and operating costs for our data center facilities. Royalty costs consist of amounts due to other parties for the license of our email software with third party technology enabled. Product support costs consist of employee and operating costs directly related to our maintenance and professional services support.

Technology and Development

Technology and development expenses consist primarily of compensation-related expenses incurred for the research and development of, enhancements to, and maintenance and operation of our products, equipment and related infrastructure.  Technology and development expenses also include certain costs of operating data centers.

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

Other Expense

Other expense consists primarily of changes in valuation of contingent consideration we expect to receive, foreign exchange gains and losses, net of interest income earned.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which modifies how all entities recognize revenue, and consolidates revenue recognition guidance into one ASC Topic (ASC Topic 606, Revenue from Contracts with Customers) (“ASC 606”). We adopted ASC 606 on January 1, 2018. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The terms of our arrangements with our customers, Google and our advertising network partners are specified in written agreements. These written agreements constitute the persuasive evidence of the arrangements with our customers that are a pre-condition to the recognition of revenue. The arrangements are generally based on the number of impressions delivered or the number of actions, such as clicks, taken by users. For contracts that are based on actions taken by users, revenue is recognized when a user clicks on an ad. For contracts that are based on impressions, revenue is recognized when a user has clicked on the ad for contracts that are based on actions taken by users. Revenue is recognized from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are generally considered delivered when an ad is displayed to a user. Occasionally, a customer will notify us of subsequent adjustments to previously reported subscriber data. These adjustments, once accepted by us, will result in adjustments to revenue and cost of revenue. The historical occurrences of such adjustments, and the amounts involved, have not been significant.

Although transition prices used in our revenue recognition formulas are generally fixed pursuant to the written arrangements with our customers, Google and our advertising network partners, the number of subscribers or the amount of search and digital advertising revenue that are subject to our pricing arrangements are not known until the reporting period has ended. Although this data is, in most cases, available prior to the completion of our periodic financial statements, this data may need to be estimated. When made, these estimates are based upon our historical experience with the relevant party. Adjustments to these estimates have historically not been significant. The receipt of this volume data also serves to verify that we have appropriately satisfied our obligation to our customers for that reporting period. Adjustments are recorded in the period in which the data is received.

We periodically enter into multiple-element service arrangements that include license fees, support fees, and, in certain cases, other professional services. These contracts include multiple promises that we evaluate to determine if the promises are separate performance obligations. Performance obligations are identified based on services to be transferred to a customer that are both capable of being distinct and are distinct within the context of the contract. Once we determine the performance obligations, we determine the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. We then allocate the transaction price to each performance obligation in the contract based on a relative stand-alone selling price (SSP) method. The transaction price post-allocation is recognized as revenue as the related performance obligation is satisfied. Judgment is required to determine the SSP for each distinct performance obligation. We use a single amount to estimate SSP for items that are not sold separately, including on-premises licenses sold with support. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs.

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

Gross Versus Net Presentation of Revenue for Revenue Sharing

For the sale of third-party goods and services, we evaluate whether we are the principal, and report revenue on a gross basis, or an agent, and report revenue on a net basis. In this assessment, we consider if we obtain control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price.

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

Dividend Yield - We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Additionally, our loan and security agreement with Silicon Valley Bank restricts our ability to pay any dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Accordingly, we used an expected dividend yield of zero.

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

	Year Ended December 31,
	2018 (3)	2017	2016
	(in thousands)
Revenue	$143,879	$140,027	$127,373
Costs and operating expenses:
Cost of revenue (1)	72,547	70,053	59,146
Technology and development (1)(2)	24,510	27,642	25,612
Sales and marketing (2)	24,116	24,941	22,846
General and administrative (1)(2)	19,454	17,800	19,695
Depreciation and amortization	9,641	9,820	9,235
Total costs and operating expenses	150,268	150,256	136,534
Loss from operations	(6,389)	(10,229)	(9,161)
Gain on sale of investment	—	1,987	—
Interest expense	(338)	(433)	(318)
Other expense	(212)	(2)	(42)
Loss before income taxes	(6,939)	(8,677)	(9,521)
Provision for income taxes	616	1,100	1,219
Net loss	$(7,555)	$(9,777)	$(10,740)

	Year Ended December 31,
	2018	2017	2016
Revenue	100%	100%	100%
Costs and operating expenses:
Cost of revenue (1)	50	50	46
Technology and development (1)	17	19	20
Sales and marketing	17	18	18
General and administrative (1)	14	13	16
Depreciation and amortization	7	7	7
Total costs and operating expenses	105	107	107
Loss from operations	(5)	(7)	(7)
Gain on sale of investment	—	1	—
Interest expense	—	—	—
Other expense	—	—	—
Loss before income taxes	(5)	(6)	(7)
Provision for income taxes	—	1	1
Net loss	(5)%	(7)%	(8)%

Notes:

(1)	Exclusive of depreciation and amortization shown separately.
(2)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Technology and development	$489	$744	$921
Sales and marketing	474	636	784
General and administrative	841	1,110	1,066
	$1,804	$2,490	$2,771

(3)

Results for 2018 include the impact of the adoption new accounting standard in fiscal year 2018 related to revenue recognition. Refer to Note 1, The Company and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements referred to in Item 8 of this report for additional information.

Comparison of Years Ended December 31, 2018, 2017 and 2016

Revenue

	Year Ended December 31,			2017 to 2018 % Change	2016 to 2017 % Change
	2018 (3)	2017	2016
	(in thousands)
Revenue:
Search and digital advertising	$87,461	$83,556	$74,889	5%	12%
Recurring and fee-based	$56,418	56,471	52,484	—	8%
Total revenue	$143,879	$140,027	$127,373	3%	10%
Percentage of revenue:
Search and digital advertising	61%	60%	59%
Recurring and fee-based	39	40	41
Total revenue	100%	100%	100%

In 2018, our revenue increased by $3.9 million, or 3%, compared to 2017. Search and digital advertising revenue increased by $3.9 million, driven by an increase in digital advertising revenue, while recurring and fee-based revenue stayed flat over the prior year.  Digital advertising revenue increased by $5.0 million, or 8%, compared to 2017, largely the result of revenue attributable to our AT&T Portal which was deployed during the second quarter of 2017 and was fully deployed (i.e. on personal computers, smartphones and tablets) at June 30, 2017. Partially offsetting the increase in digital advertising revenue was a decrease in advertising revenue attributable to other portal clients and the effects of lower digital advertising CPMs.  In addition, we saw a decrease in syndicated advertising revenue from a renewed focus on profitability.  We also saw a decrease in search revenue resulting from continued effects of lower search activity associated with the increased usage of competitor search tools on other devices, such as tablets and smartphones, generally across the consumer base. Recurring and fee-based revenue stayed flat due to an increase in professional services revenue and hosted email revenue; partially offset by decreased license email revenue due to the loss of a substantial email customer.

In 2017, our revenue increased by $12.7 million, or 10%, compared to 2016. Search and digital advertising revenue increased by $8.7 million, driven by increases in both search revenue and digital advertising revenue, while recurring and fee-based revenue increased by $4.0 million, or 8% over the prior year.  Search revenue increased by $4.3 million, or 27%, while digital advertising revenue increased by $4.4 million, or 7%, compared to 2016.  The increases in both search and digital advertising were largely the result of revenue attributable to our AT&T Portal which was deployed during the second quarter of 2017 and was fully deployed (i.e. on personal computers, smartphones and tablets) at June 30, 2017. Also contributing to the increase in digital advertising revenue was a $12.3 million increase in syndicated advertising revenue.  Partially offsetting the increase in search revenue resulting from the deployment of the AT&T portal were continued effects of lower search activity associated with the increased usage of competitor search tools on other devices, such as tablets and smartphones, generally across the consumer base. In addition, we believe a portion of the decrease was due to the continued residual effect of the placement of our Managed Portals on the second tab of the default Windows internet browsers.  Partially offsetting the increase in digital advertising revenue from AT&T and syndicated advertising were revenue decreases in advertising revenue attributable to other portal clients and the effects of lower digital advertising CPMs. The $4.0 million increase in recurring and fee-based revenue was the result of increased CloudID services revenue, professional services revenue and revenue from perpetual licenses of our Email/Collaboration products.

Cost of Revenue

	Year Ended December 31,			2017 to 2018 % Change	2016 to 2017 % Change
	2018	2017	2016
	(in thousands)
Cost of revenue	$72,547	$70,053	$59,146	4%	18%
Percentage of revenue	50%	50%	46%

In 2018, our cost of revenue increased by $2.5 million, or 4%, compared to 2017, and our cost of revenue stayed flat as a percentage of revenue. The increase in our cost of revenue was driven primarily by increased revenue share costs attributable to the AT&T Portal and higher IT infrastructure costs.

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

Technology and Development Expenses

	Year Ended December 31,			2017 to 2018 % Change	2016 to 2017 % Change
	2018	2017	2016
	(in thousands)
Technology and development	$24,510	$27,642	$25,612	(11)%	8%
Percentage of revenue	17%	19%	20%

In 2018, technology and development expenses decreased by $3.1 million, or 11%, compared to 2017. The decrease was primarily due to lower headcount and decreased spending on outside professional services, partially offset by incremental costs incurred last year related to product development and support for the AT&T portal services business.

In 2017, technology and development expenses increased by $1.8 million, or 7%, compared to 2016. The increase was primarily due to additional headcount and spending in technology and development activities in association with our AT&T portal services product launch, as well as increased spending on new product design.

Sales and Marketing Expenses

	Year Ended December 31,			2017 to 2018 % Change	2016 to 2017 % Change
	2018	2017	2016
	(in thousands)
Sales and marketing	$24,116	$24,941	$22,846	(3)%	9%
Percentage of revenue	17%	18%	18%

In 2018, sales and marketing expenses decreased by $0.8 million, or 3%, compared to 2017. The decrease was primarily the result of lower professional service fees, lower travel costs and decreased tradeshow and conference expenses.

In 2017, sales and marketing expenses increased by $2.1 million, or 9%, compared to 2016. The increase was primarily due to increased sales commissions and marketing expenses incurred in connection with the AT&T portal launch.

General and Administrative Expenses

	Year Ended December 31,			2017 to 2018 % Change	2016 to 2017 % Change
	2018	2017	2016
	(in thousands)
General and administrative	$19,454	$17,800	$19,695	9%	(10)%
Percentage of revenue	14%	13%	15%

In 2018, general and administrative expenses increased by $1.7 million, or 9%, compared to 2017. The increase was primarily due to higher professional service fees, severance costs related to restructuring activities, and an increase in capitalized software impairment.

In 2017, general and administrative expenses decreased by $1.6 million, or 8%, compared to 2016. The decrease is due principally to lower recruiting costs and lower incentive compensation expense in 2017 as compared to 2016, offset partially by increased professional fees.

Depreciation and amortization

	Year Ended December 31,			2017 to 2018 % Change	2016 to 2017 % Change
	2018	2017	2016
	(in thousands)
Depreciation and amortization	$9,641	$9,820	$9,235	(2)%	6%
Percentage of revenue	7%	7%	7%

In 2018, depreciation and amortization decreased by $0.2 million, or 2%, compared to 2017, due to fully depreciated assets. Depreciation remains a consistent percentage of revenue year over year.

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

Gain on Sale of Investment

	Year Ended December 31,			2017 to 2018 % Change	2016 to 2017 % Change
	2018	2017	2016
	(in thousands)
Gain on sale of investment	$—	$1,987	$—	NM	NM
Percentage of revenue	—	1%	—

In 2017, we realized a gain of $2.0 million on the sale of our $1.0 million investment in the preferred stock of Blazer & Flip Flops, Inc., or “B&FF”, a strategic investment we had made in 2013.  During 2017, B&FF was acquired by accesso Technology Group, plc, a U.K. public company, and we received, in connection with this transaction, cash consideration of $2.2 million and stock in the acquiring company valued at approximately $0.4 million. This stock was sold in September 2017 for $0.5 million.  In addition, we may receive contingent consideration of cash and stock totaling approximately $0.5 million, which was held back to secure B&FF’s indemnification obligations under the purchase and sale agreement. These amounts have been valued at approximately $0.3 million, and may be received after the 18-month indemnification period expires. The sale was unique to 2017 and no such transactions occurred in the comparative periods.

Other Expense

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Other expense	$(212)	$(2)	$(42)

For each of 2018, 2017 and 2016, other expense consisted primarily of changes in valuation of contingent considerations we expect to receive, foreign currency transaction losses related to our foreign operations.

Interest Expense

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Interest expense	$(338)	$(433)	$(318)

Interest expense during 2018, 2017 and 2016 primarily relates to interest on capital leases and long-term debt.  The increase in interest expense in 2017 over the prior year was a result of higher capital lease balances and higher interest rates, offset partially by the effect of having paid off our line of credit in the second quarter of 2017.

Provision for Income Taxes

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Provision for income taxes	$616	$1,100	$1,219

Our 2018 income tax provision relates to $0.8 million of foreign withholding taxes, $0.1 million of expense related to state taxes offset by a $0.3 million benefit related to the decrease in our deferred income tax liability.  Certain foreign governments require tax withholdings on remittances relating to our sales in those countries.  Such withholdings add to our foreign tax credit which is available to defray future U.S. income taxes; however because we have recorded a full valuation allowance against our U.S. net operating loss and credit carryforwards, such withholdings are recognized in deferred income tax expense.

Our 2017 income tax provision includes $0.7 million of foreign withholding taxes, $0.3 million of current tax relating to our foreign subsidiaries’ earnings, a $0.3 million increase in our net deferred income tax liability, and a tax benefit amounting to $0.2 million from the change in United States corporate tax rates from 35% to 21% with the December 2017 enactment of the Tax Cuts and Jobs Act of 2017.

Unaudited Quarterly Results of Operations and Other Data

The following tables present our unaudited quarterly results of operations and other data for the eight quarters ended December 31, 2018. This unaudited quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, the statement of operations data includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. This table should be read in conjunction with our consolidated financial statements and related notes located elsewhere in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of the results of operations for any future periods.

	For the Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018 (2)	June 30, 2018 (2)	September 30, 2018 (2)	December 31, 2018 (2)
	(in thousands, except per-share data)
Statements of Operations Data:
Revenue	$26,540	$31,216	$36,269	$46,002	$32,915	$35,923	$35,643	$39,398
Costs and operating expenses:
Cost of revenue (1)	12,562	14,462	17,620	25,409	15,217	18,256	18,186	20,888
Technology and development (1)	7,298	6,904	6,748	6,692	6,687	6,069	6,017	5,737
Sales and marketing	6,661	6,185	6,179	5,916	5,936	6,904	5,667	5,609
General and administrative (1)	3,964	4,361	4,495	4,980	5,017	4,320	5,279	4,838
Depreciation and amortization	2,184	2,224	2,596	2,816	2,435	2,444	2,437	2,325
Total costs and operating expenses	32,669	34,136	37,638	45,813	35,292	37,993	37,586	39,397
(Loss) income from operations	$(6,129)	$(2,920)	$(1,369)	$189	$(2,377)	$(2,070)	$(1,943)	$1
Net (loss) income	$(6,656)	$(3,276)	$261	$(106)	$(2,375)	$(2,584)	$(2,220)	$(376)
Net (loss) income per share:
Basic	$(0.21)	$(0.09)	$0.01	$(0.00)	$(0.06)	$(0.07)	$(0.06)	$(0.01)
Diluted	$(0.21)	$(0.09)	$0.01	$(0.00)	$(0.06)	$(0.07)	$(0.06)	$(0.01)

Notes:

(1)	Exclusive of depreciation and amortization shown separately.
(2)

Results for 2018 include the impact of the adoption new accounting standard in fiscal year 2018 related to revenue recognition. Refer to Note 1, The Company and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements referred to in Item 8 of this report for additional information.

Liquidity and Capital Resources

Our primary liquidity and capital resource requirements are for financing working capital, investing in capital expenditures such as computer hardware and software, supporting research and development efforts, introducing new technology, enhancing existing technology, and marketing our services and products to new and existing customers.

In April 2017, we completed an underwritten public offering (the “Offering”) of our common stock in which we sold 5,715,000 shares at a public offering price of $3.50 per share. Subsequently, in May 2017, and as part of the Offering, we completed the sale of 472,846 additional shares of our common stock at the same price upon the exercise of the underwriters’ over-allotment option, for a total of 6,187,846 shares. The Offering resulted in total net proceeds of approximately $20.0 million after deducting underwriters’ discounts and commissions and offering expenses. The net proceeds were used for general corporate purposes and additional working capital, and, in part, were used to fully repay our bank debt. We believe the net proceeds have strengthened our balance sheet and allow us to acquire, or finance on more attractive terms, equipment and make other capital investments necessary to support additional customers and the delivery of additional services to our existing customers. In addition, we may also use a portion of the net proceeds to acquire or invest in businesses, products or technologies that we believe are complementary to our own, as such opportunities may arise.

In September 2013, we entered into a Loan and Security Agreement with Silicon Valley Bank, or the Lender, which was amended as of February 1, 2019 (as amended, the “Loan Agreement”) to extend the maturity to July 22, 2019. The Loan Agreement provides for a $12.0 million secured revolving line of credit. The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable and subject to certain financial covenants. As of December 31, 2018, we had no outstanding borrowings under the Loan Agreement, and we had $12.0 million of availability based upon the borrowing formula under the Loan Agreement.
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

Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property. The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance. The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of December 31, 2018, we were in compliance with the covenants and anticipate continuing to be so.

As of December 31, 2018, we had approximately $15.9 million of cash and cash equivalents. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our revolving credit line, will be sufficient to meet our anticipated working capital, interest payments, capital lease payment obligations and capital expenditure requirements for at least the next 12 months.

Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$2,056	$(263)	$8,429
Cash flows used in investing activities	$(6,256)	$(5,231)	$(8,439)
Cash flows (used in) provided by financing activities	$(2,055)	$13,695	$(1,187)

Cash Provided (Used) by Operating Activities

Operating activities provided $2.1 million of cash in 2018. Cash flow from operating activities resulted from our net loss, adjusted for non-cash items, and changes in our operating assets and liabilities. We had a net loss of $7.6 million which included non-cash depreciation and amortization of $9.8 million, non-cash stock-based compensation of $1.8 million, non-cash benefit to our provision for deferred income taxes of $0.2 million, and an impairment of capitalized software of $0.6 million. Changes in our operating assets and liabilities used $2.5 million of cash, primarily due to a decrease in our accounts payable, accrued expenses, and other current liabilities of $5.8 million, and deferred revenue by $3.9 million and offset partially by decreases accounts receivable of $6.0 million. The decrease in our accounts payable was primarily a result of our efforts to reduce operating costs and the timing of payments. The decrease in our deferred revenue was largely a result of the adoption of ASC 606.

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

Cash Used by Investing Activities

Our primary investing activities have consisted of purchases of property and equipment, and payments for acquisitions. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and internal-use software development. We expect to continue to make significant investments in property and equipment and development of software in 2019 and thereafter.

Cash used by investing activities totaled $6.3 million in 2018.  Cash expenditures for purchases of property and equipment, primarily related to the build-out of our data centers and the development of both internal use software and software for sale or license.

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

Cash (Used) Provided by Financing Activities

Net cash used by financing activities totaled $2.1 million in 2018.  We repaid $2.4 million of our capital lease obligations. Partially offsetting the cash used was $0.4 million received from the exercise of stock options.

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

Off-Balance Sheet Arrangements

At December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

We lease office space and data center space under operating lease agreements and certain equipment under capital lease agreements. We are also obligated to make fixed payments under various contracts with vendors and customers, principally for revenue-sharing and content arrangements. These fixed payments are reflected in the table below as “contract commitments.”

The following table sets forth our future contractual obligations as of December 31, 2018 (in thousands):

Impact of Applicable Recent Accounting Pronouncements

	Payments Due by Period
	2019	2020	2021	2022	2023	2024	Total
Operating lease obligations	$5,276	$3,101	$1,594	$782	$250	$33	$11,003
Capital lease obligations	3,025	1,558	107	—	—	—	4,690
Contract commitments	1,353	753	—	—	—	—	2,106
Total	$9,654	$5,412	$1,701	$782	$250	$33	$17,799

In the normal course of business, we evaluate pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), or other authoritative bodies to determine the potential impact they may have on our consolidated financial statements.  Refer to Note 1, The Company and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements referred to in Item 8 of this report for additional information about these recently issued accounting standards and their potential impact on our consolidated results of operations.

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

We have a bank line of credit for $12 million with no outstanding borrowings at December 31, 2018.  Any borrowings under the line of credit bear interest at a variable annual rate, at our election, based on either the “prime rate” as published in The Wall Street Journal or LIBOR for the relevant period. If our liquidity coverage ratio (the ratio of cash plus eligible accounts receivable to bank borrowings under the related loan agreement) exceeds 2.75 to 1, LIBOR-based advances bear interest at LIBOR plus 3.5% and prime rate advances bear interest at the prime rate plus 1.0%. If our liquidity coverage ratio falls below 2.75 to 1, LIBOR-based advances bear interest at LIBOR plus 4.0% and prime rate advances bear interest at the prime rate plus 1.5%. This arrangement, if we were to have borrowings under the line of credit, would subject us to interest rate risk. Refer to Note 4, Long-Term Debt of the Notes to the Consolidated Financial Statements referred to in Item 8 of this report for additional information about our outstanding debt.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Foreign Currency Exchange Risk

We are also subject to foreign currency exchange risk relating to our operations in Canada, Europe, India, Japan and Singapore. Our expenses at these locations are denominated in the local currencies and our results of operations are influenced by changes in the exchange rates between the U.S. Dollar and these local currencies, principally the Canadian Dollar, Euro, British Pound Sterling, Yen, Rupee and Singapore Dollar. In addition, certain of our accounts receivable are denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound Sterling, and Japanese Yen. A 10% increase or decrease in the applicable currency exchange rates could result in an increase or decrease in our currency exchange (loss) gain of approximately $0.2 million, calculated based on our foreign currency-denominated accounts receivable as of December 31, 2018. We have in the past, and we may in the future, enter into contracts to minimize the foreign currency exchange risk with respect to significant foreign currency denominated accounts receivable balances. We continue to evaluate our foreign currency rate exposures and may take additional steps to mitigate these exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are submitted on pages F-1 through F-24 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During our evaluation of our disclosure controls and procedures as of December 31, 2018, we identified two material weaknesses in our internal control over financial reporting, as further described below. As a result, we concluded that, as of such date, our disclosure controls and procedures are not effective. Notwithstanding these material weaknesses, we have concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position of the Company at December 31, 2018 and December 31, 2017 and the consolidated results of operations and cash flows for each of the three fiscal years in the period ended December 31, 2018 in conformity with U.S. generally accepted accounting principles.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, management concluded that, while the consolidated financial statements included in this Annual Report on Form 10-K have not been misstated as a result of the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2018.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

We have identified two material weaknesses: (i) ineffective control activities due to the lack of timeliness and consistency in executing business process controls, and (ii) ineffective monitoring controls to ascertain whether the components of internal control were present and functioning.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K. This report, which appears herein, contains an adverse opinion on the effectiveness of our internal control over financial reporting.

Remediation Efforts to Address the Material Weaknesses

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal control over financial reporting. We have completed certain actions in our remediation plan that allowed us to remediate the prior year material weakness surrounding “an ineffective control environment due to a lack of sufficient qualified accounting personnel with an appropriate level of knowledge and experience with generally accepted accounting principles”.  We believe that the accounting professionals that we have hired have provided us with the additional technical accounting experience necessary to ensure the timely preparation of our interim and annual financial statements in accordance with GAAP.

During 2018, we developed a remediation plan and executed the following steps towards such plan to remediate the material weaknesses identified as of December 31, 2017, two of which remain as of December 31, 2018. As we continue our evaluation and improve our internal control over financial reporting, management may modify the actions described below or identify and take additional measures to address control deficiencies. Until the remediation efforts described below, including any additional measures management identifies as necessary, are complete and operate for a sufficient period of time, the material weaknesses described above will continue to exist.

1.

We hired 4 new senior accounting professionals who possess the requisite skills and relevant experience to augment our staff to help us improve our controls and procedures pertaining to financial reporting and to assist in making other improvements to our internal controls:

•

Chief Financial Officer, who is a Certified Public Accountant (“CPA”) and has significant experience in managing the accounting and finance functions for public companies that are subject to internal control over financial reporting requirements

•

Senior Director of Accounting, who is a CPA and has previous experience in working for other public companies that have had internal control over financial reporting requirements and who also worked for one of the Big 4 accounting firms

•	External Reporting & Technical Accounting Manager, who is a CPA and worked for one of the Big 4 accounting firms
•	Manager of Financial Operations, who is a CPA and worked for one of the Big 4 accounting firms
2.	We reorganized our accounting staff to delineate distinct roles and responsibilities for external financial reporting including the application of generally accepted accounting principles (“GAAP”).
3.	We have implemented a more structured analysis and review process of the application of generally accepted accounting principles and complex accounting matters.
4.

We continue to expand and enhance the written documentation of our internal controls, including assigning more specific responsibilities to particular personnel and imposing shorter timelines for executing their control-related tasks.

5.	We are in the process of establishing more defined steps to monitor the on-going timeliness and consistency of the execution of control activities.

We believe these measures will remediate the remaining two material weaknesses identified. While we have completed certain of these measures as of the date of this report, we have not completed and tested all of the planned corrective processes, enhancements, procedures and related evaluations that we believe are necessary to determine whether the remaining two material weaknesses have been fully remediated as of December 31, 2018. We believe the corrective actions and controls need to be in operation for a sufficient period of time for management to conclude that the material weaknesses related to: (i) ineffective control activities due to the lack of timeliness and consistency in executing business process controls, and (ii) ineffective monitoring controls to ascertain whether the components of internal control were present and functioning are fully remediated. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation measures described above. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting.

Accordingly, we will continue to monitor the effectiveness of our internal control over financial reporting.  We have and will continue to perform additional procedures prescribed by management, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our consolidated financial statements are fairly stated in all material respects. We continue to prioritize remediation efforts in 2019 and are committed to confirming that any new or enhanced processes and controls that were put in place as part of the remediation are fully operational and consistently applied for a sufficient period of time in order to provide us with adequate assurance of a sustainable and reliable control environment.

Changes in Internal Control over Financial Reporting

Except as noted above in the section “Remediation Efforts to Address the Material Weaknesses”, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Synacor, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Synacor, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018 of the Company and our report dated, March 14, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: (i) ineffective control activities due to the lack of timeliness and consistency in executing business process controls, and (ii) ineffective monitoring controls to ascertain whether the components of internal control were present and functioning. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of consolidated financial statements as of and for the year ended December 31, 2018, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Williamsville, New York

March 14, 2019

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information in our proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

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

The information required by this item is incorporated by reference to the information in our proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information in our proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information in our proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information in our proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

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

3. Exhibits:  See the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K.

ITEM 16.	FORM 10‑K SUMMARY

Not applicable.

EXHIBITS

The following exhibits are incorporated by reference herein or filed here within:

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

3.1	Fifth Amended and Restated Certificate of Incorporation	S-1/A	333-178049	1/30/2012	3.2

3.2	Amended and Restated Bylaws	S-1/A	333-178049	1/30/2012	3.4

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	001-33843	7/15/2014	3.1

10.1	Form of Indemnification Agreement between Synacor, Inc. and each of its directors and executive officers and certain key employees	S-1	333-178049	11/18/2011	10.1

10.2.1*	2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.1

10.2.2*	Amendment No. 1 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.2

10.2.3*	Amendment No. 2 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.3

10.2.4*	Amendment No. 3 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.4

10.2.5*	Amendment No. 4 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.5

10.2.6*	Amendment No. 5 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.6

10.2.7*	Amendment No. 6 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.7

10.2.8*	Amendment No. 7 to 2006 Stock Plan	S-1/A	333-178049	1/18/2012	10.3.8

10.2.9*	Form of Stock Option Agreement under 2006 Stock Plan with Jordan Levy	S-1/A	333-178049	1/30/2012	10.3.9

10.2.10*	Form of Director Stock Option Agreement under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.14

10.2.11*	Form of Director Stock Option Agreement under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.15

10.2.12 *	Form of Stock Option Agreement with Himesh Bhise under 2006 Stock Plan	10-K	001-33843	3/22/2017	10.2.13

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

10.3.1*	Amended and Restated 2012 Equity Incentive Plan	DEF 14A	001-33843	4/7/2017	App A

10.3.2*	Form of Stock Option Agreement under 2012 Equity Incentive Plan	S-1/A	333-178049	1/30/2012	10.4.2

10.3.3*	Form of Stock Unit Agreement under 2012 Equity Incentive Plan	S-1/A	333-178049	1/30/2012	10.4.3

10.3.4*	Form of Early Exercise Stock Option Agreement under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.5

10.3.5*	Form of Stock Option Agreement with William J. Stuart under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.7

10.3.6*	Form of Stock Option Agreement with Himesh Bhise under 2012 Equity Incentive Plan	10-K	001-33843	3/22/2017	10.3.7

10.3.7*	Form of Stock Option Agreement with William J. Stuart under 2012 Equity Incentive Plan	10-K	001-33843	3/22/2017	10.3.8

10.4.1*	Letter Agreement dated August 3, 2011 with William J. Stuart	S-1	333-178049	11/18/2011	10.8

10.4.2*	Change of Control Severance Agreement with William J. Stuart	10-K	001-33843	3/26/2014	10.8.2

10.4.3*	Letter Agreement dated August 26, 2013 with William J. Stuart	10-K	001-33843	3/26/2014	10.8.3

10.4.4*	Separation agreement dated August 16, 2018 with William J. Stuart					X
`
10.5*	2007 Management Cash Incentive Plan	10-Q	001-33843	5/15/2012	10.1

10.6.1†	Second Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated June 1, 2017	10-Q	001-33843	5/15/2017	10.3

10.6.2	Letter Amendment to that certain Second Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated June 1, 2017.	10-Q	001-33843	5/10/2018	10.3

10.6.3†	Amendment #1 to Second Amended and Restated Master Services Agreement between Synacor, Inc. and Qwest Corporation, effective as of March 1,2018.	10-Q	001-33843	8/9/2018	10.2

10.7†	Google Services Agreement between Synacor, Inc. and Google Inc., effective as of June 1, 2018	10-Q	001-33843	8/9/2018	10.1

10.8.1	Sublease dated March 3, 2006 between Ludlow Technical Products Corporation and Synacor, Inc.	S-1	333-178049	11/18/2011	10.14.1

10.8.2	First Amendment to Sublease dated September 25, 2006	S-1	333-178049	11/18/2011	10.14.2

10.8.3	Second Amendment to Sublease dated February 27, 2007	S-1	333-178049	11/18/2011	10.14.3

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number
10.8.4	Third Amendment to Sublease dated June 30, 2010	10-K	001-33843	3/22/2016	10.11.4

10.8.5	Fourth Amendment to Sublease dated May 21, 2013	10-K	001-33843	3/22/2016	10.11.5

10.8.6	Fifth Amendment to Sublease dated July 10, 2013	10-K	001-33843	3/22/2016	10.11.6

10.8.7	Sixth Amendment to Sublease dated February 8, 2016	10-K	001-33843	3/22/2016	10.11.7

10.8.8	Seventh Amendment to Sublease dated February 17, 2017	10-K	001-33843	3/16/2018	10.8.8

10.8.9	Eighth Amendment to Sublease dated August 29, 2017	10-K	001-33843	3/16/2018	10.8.9

10.8.10	Ninth Amendment to Sublease dated October 3, 2017	10-K	001-33843	3/16/2018	10.8.10

10.9.1*	Letter Agreement dated March 1, 2008 with Jordan Levy	S-1/A	333-178049	1/30/2012	10.15.1

10.9.2*	Letter Agreement dated June 23, 2009 with Jordan Levy	S-1/A	333-178049	1/30/2012	10.15.2

10.10*	Form of Common Stock Repurchase Agreement	S-1/A	333-178049	1/30/2012	10.16

10.11.1*	Special Purpose Recruitment Plan	DEF 14A	001-33843	4/5/2013	App. A

10.11.2*	Form of Stock Option Agreement (Early Exercise) under Special Purpose Recruitment Plan	10-Q	001-33843	8/13/2013	10.5

10.12.1	Loan and Security Agreement between Silicon Valley Bank and Synacor, Inc. dated September 27, 2013	10-Q	001-33843	11/14/2013	10.1

10.12.2	First Amendment to the Loan and Security Agreement between Silicon Valley Bank and Synacor, Inc. dated October 28, 2014	10-K	001-33843	3/12/2015	10.20.2

10.12.3	Joinder to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., and NTV Internet Holdings, LLC dated April 13, 2015	10-K	001-33843	3/22/2016	10.16.3

10.12.4	Second Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated September 25, 2015	10-Q	001-33843	11/17/2015	10.3

10.12.5	Joinder to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated September 25, 2015	10-K	001-33843	3/22/2016	10.16.5

10.12.6	Third Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated October 28, 2015	10-K	001-33843	3/22/2016	10.16.6

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number
10.12.7	Consent and Fourth Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated February 25, 2016	10-Q	001-33843	5/16/2016	10.2

10.12.8	Consent and Fifth Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated November 8, 2016	10-Q	001-33843	11/14/2016	10.2

10.12.9	Consent and Sixth Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated March 30, 2017	10-Q	001-33843	5/15/2017	10.4

10.12.10	Seventh Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated June 30, 2017	10-Q	001-33843	8/14/2017	10.2

10.12.11	Eight Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated September 30, 2018					X

10.12.12	Ninth Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated February 1, 2018					X

10.13.1*	Employment Letter Agreement with Himesh Bhise dated July 31, 2014	10-Q	001-33843	11/14/2014	10.1.1

10.13.2*	Stock Option Agreement with Himesh Bhise granted on August 4, 2014	10-Q	001-33843	11/14/2014	10.1.2

10.14.1†	Portal and Advertising Services Agreement between Synacor, Inc. and AT&T Services, Inc. made as of April 1, 2016.	10-Q	001-33843	8/15/2016	10.1.2

10.14.2†	First Amendment to Portal and Advertising Services Agreement between Synacor, Inc. and AT&T Services, Inc. effective as of May 4, 2016.	10-Q	001-33843	8/15/2016	10.2

10.14.3†	Second Amendment to Portal and Advertising Services Agreement between Synacor, Inc. and AT&T Services, Inc. effective as of December 7, 2016	10-K/A	001-33843	6/5/2017	10.16.3

10.14.4†	Third Amendment to Portal and Advertising Services Agreement between Synacor, Inc. and AT&T Services, Inc. effective as of March 10, 2017	10-Q	001-33843	5/15/2017	10.2

10.14.5	Fourth Amendment to Portal and Advertising Services Agreement between Synacor, Inc. and AT&T Services, Inc. effective as of July 10, 2017	10-Q	001-33843	11/14/2017	10.1

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number
10.14.6†	Statement of Work #1 to Portal and Advertising Services Agreement between Synacor, Inc. and AT&T Services, Inc. effective as of July 10, 2017	10-Q	001-33843	11/14/2017	10.2

10.14.7†	Fifth Amendment to Portal and Advertising Services Agreement between Synacor, Inc. and AT&T Services, Inc. effective as of November 20, 2017	10-K	001-33843	3/16/2018	10.14.7

10.14.8†	Sixth Amendment to Portal and Advertising Services Agreement between Synacor, Inc. and AT&T Services, Inc. effective as of December 8, 2017	10-K	001-33843	3/16/2018	10.14.8

10.14.9†	Seventh Amendment to Portal and Advertising Services Agreement effective as of August 23, 2018 between Synacor Inc. and AT&T Services, Inc.	10-Q	001-33843	11/9/2018	10.1

10.15	Lease dated August 31, 2017 between D&S Capital Real Estate III, LLC and Synacor, Inc.	10-K	001-33843	3/16/2018	10.15

10.16*	Letter Agreement with Timothy J. Heasley dated August 1, 2018	8-K	001-33843	8/1/2018	10.1

10.17.1*	Letter Agreement with Steven Davi dated October 25, 2012	10-Q	001-33843	8/9/2018	10.3.1

10.17.2*	Change of Control Severance Agreement with Steven Davi	10-Q	001-33843	8/9/2018	10.3.2

10.17.3*	Letter Agreement with Steven Davi dated April 26, 2018	10-Q	001-33843	8/9/2018	10.3.3

10.18	Agreement between Synacor, Inc. and 180 Degree Capital Corp. dated March 1, 2019	8-K	001-33843	3/5/2019	10.1

21.1	List of subsidiaries					X

23.1	Consent of Deloitte & Touche LLP					X

24.1	Power of Attorney (contained in the signature page of this Annual Report on Form 10-K)					X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1 ‡	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number

101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

Notes:

*	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted for portions of this document. The omitted portions have been filed with the Securities and Exchange Commission.
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

SYNACOR, INC.

/s/ HIMESH BHISE
Himesh Bhise
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2019

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Himesh Bhise and Timothy Heasley, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HIMESH BHISE	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2019
Himesh Bhise

/s/ TIMOTHY HEASLEY	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2019
Timothy J. Heasley

/s/ ELISABETH B. DONOHUE	Director	March 14, 2019
Elisabeth B. Donohue

/s/ MARWAN FAWAZ	Director	March 14, 2019
Marwan Fawaz

/s/ GARY L. GINSBERG	Director	March 14, 2019
Gary L. Ginsberg

/s/ ANDREW KAU	Director	March 14, 2019
Andrew Kau

/s/ JORDAN LEVY	Director	March 14, 2019
Jordan Levy

/s/ MICHAEL J. MONTGOMERY	Director	March 14, 2019
Michael J. Montgomery

/s/ SCOTT MURPHY	Director	March 14, 2019
Scott Murphy

/s/ KEVIN RENDINO	Director	March 14, 2019
Kevin Rendino

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Synacor, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Synacor, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2019, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

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

March 14, 2019

We have served as the Company’s auditor since 2006.

SYNACOR, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND 2017

(In thousands except for share and per share data)

	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	15,921	$22,476
Accounts receivable—net of allowance of $225 and $99	25,567	31,696
Prepaid expenses and other current assets	3,779	4,516
Total current assets	45,267	58,688
PROPERTY AND EQUIPMENT—Net	18,707	20,505
GOODWILL	15,941	15,955
INTANGIBLE ASSETS	10,553	12,695
OTHER ASSETS	995	937
TOTAL ASSETS	$91,463	$108,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	19,174	$25,931
Accrued expenses and other current liabilities	7,849	7,075
Current portion of deferred revenue	6,672	11,605
Current portion of capital lease obligations	2,328	2,444
Total current liabilities	36,023	47,055
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	1,367	3,371
DEFERRED REVENUE	2,214	3,682
DEFERRED INCOME TAXES	231	264
OTHER LONG-TERM LIABILITIES	457	63
Total liabilities	40,292	54,435
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.01 par value—100,000,000 shares authorized; 39,880,054 shares issued and 39,027,572 shares outstanding at December 31, 2018; 39,625,980 shares issued and 38,763,760 shares outstanding at December 31, 2017	399	396
Treasury stock—at cost, 852,482 shares at December 31, 2018 and 842,220 shares at December 31, 2017	(1,899)	(1,881)
Additional paid-in capital	144,739	142,486
Accumulated deficit	(91,726)	(86,627)
Accumulated other comprehensive loss	(342)	(29)
Total stockholders’ equity	51,171	54,345
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,463	$108,780

The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(In thousands except for share and per share data)

	2018	2017	2016
REVENUE	$143,879	$140,027	$127,373
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	72,547	70,053	59,146
Technology and development (exclusive of depreciation and amortization shown separately below)	24,510	27,642	25,612
Sales and marketing	24,116	24,941	22,846
General and administrative (exclusive of depreciation and amortization shown separately below)	19,454	17,800	19,695
Depreciation and amortization	9,641	9,820	9,235
Total costs and operating expenses	150,268	150,256	136,534
LOSS FROM OPERATIONS	(6,389)	(10,229)	(9,161)
GAIN ON SALE OF INVESTMENT	—	1,987	—
INTEREST EXPENSE	(338)	(433)	(318)
OTHER EXPENSE, net	(212)	(2)	(42)
LOSS BEFORE INCOME TAXES	(6,939)	(8,677)	(9,521)
PROVISION FOR INCOME TAXES	616	1,100	1,219
NET LOSS	$(7,555)	$(9,777)	$(10,740)
NET LOSS PER SHARE:
Basic	$(0.19)	$(0.27)	$(0.36)
Diluted	$(0.19)	$(0.27)	$(0.36)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE:
Basic	38,895,301	36,381,299	30,251,685
Diluted	38,895,301	36,381,299	30,251,685

The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(In thousands)

	2018	2017	2016
Net loss	$(7,555)	$(9,777)	$(10,740)
Other comprehensive loss:
Change in foreign currency translation adjustment	(313)	(12)	(19)
Comprehensive loss	$(7,868)	$(9,789)	$(10,759)

The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(In thousands except for share data)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
BALANCE—January 1, 2016	30,636,327	306	(653,048)	(1,332)	113,238	(66,110)	2	46,104
Exercise of common stock options	751,481	8	—	—	1,552	—	—	1,560
Stock-based compensation cost	—	—	—	—	2,957	—	—	2,957
Vesting of restricted stock units	238,827	2	—	—	—	—	—	2
Treasury stock withheld to cover tax liability	—	—	(92,439)	(215)	—	—	—	(215)
Net loss	—	—	—	—	—	(10,740)	—	(10,740)
Other comprehensive loss	—	—	—	—	—	—	(19)	(19)
BALANCE—December 31, 2016	31,626,635	$316	(745,487)	(1,547)	117,747	(76,850)	(17)	39,649
Issuance of common stock upon stock offering, net of offering costs	6,187,846	62	—	—	19,984	—	—	20,046
Exercise of common stock options	969,223	9	—	—	2,140	—	—	2,149
Stock-based compensation cost	—	—	—	—	2,624	—	—	2,624
Vesting of restricted stock units	242,276	3	—	—	(3)	—	—	—
Release of stock holdback (Note 2)	600,000	6	—	—	(6)	—	—	—
Treasury stock withheld to cover tax liability	—	—	(96,733)	(334)	—	—	—	(334)
Net loss	—	—	—	—	—	(9,777)	—	(9,777)
Other comprehensive loss	—	—	—	—	—	—	(12)	(12)
BALANCE—December 31, 2017	39,625,980	$396	(842,220)	$(1,881)	$142,486	$(86,627)	$(29)	$54,345
Impact of the adoption of new accounting pronouncements	—	—	—	—	—	2,456	—	2,456
Exercise of common stock options	226,081	2	—	—	383	—	—	385
Stock-based compensation cost	—	—	—	—	1,871	—	—	1,871
Vesting of restricted stock units	27,993	1	—	—	(1)	—	—	—
Treasury stock withheld to cover tax liability	—	—	(10,262)	(18)	—	—	—	(18)
Net loss	—	—	—	—	—	(7,555)	—	(7,555)
Other comprehensive loss	—	—	—	—	—	—	(313)	(313)
BALANCE—December 31, 2018	39,880,054	$399	(852,482)	$(1,899)	$144,739	$(91,726)	$(342)	$51,171

The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(In thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,555)	$(9,777)	$(10,740)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	9,832	9,820	9,235
Loss on disposal of property and equipment	—	203	—
Capitalized software impairment	552	256	334
Stock-based compensation expense	1,804	2,490	2,771
Gain on sale of investment	—	(1,987)	—
Provision for deferred income taxes	(248)	137	143
Change in allowance for doubtful accounts	126	(164)	—
Increase in estimated value of contingent consideration	—	107	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	6,002	(4,146)	(2,080)
Prepaid expenses and other current assets	737	346	(1,572)
Other long-term assets	142	15	(314)
Accounts payable, accrued expenses and other current liabilities	(5,785)	3,261	9,286
Deferred revenue	(3,945)	(779)	1,546
Other long-term liabilities	394	(45)	(360)
Net cash provided by (used in) operating activities	2,056	(263)	8,249
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed from the sale of investment	—	2,645	—
Purchases of property and equipment	(6,256)	(7,876)	(5,939)
Acquisition net of cash acquired	—	—	(2,500)
Net cash used in investing activities	(6,256)	(5,231)	(8,439)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from offering of common stock, net of underwriting costs	—	20,258	—
Payments of public offering issuance costs	—	(212)	—
Repayments of bank financing	—	(5,000)	—
Principal payments on capital lease obligations	(2,422)	(1,866)	(1,672)
Proceeds from exercise of common stock options	385	2,149	1,560
Purchase of shares to satisfy minimum tax withholdings	(18)	(334)	(215)
Deferred acquisition payments	—	(1,300)	(860)
Net cash (used in) provided by financing activities	(2,055)	13,695	(1,187)
Effect of exchange rate changes on cash and cash equivalents	(300)	(40)	(5)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,555)	8,161	(1,382)
CASH AND CASH EQUIVALENTS—Beginning of year	22,476	14,315	15,697
CASH AND CASH EQUIVALENTS—End of year	$15,921	$22,476	$14,315
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$337	$416	$318
Cash paid for income taxes	$812	$908	$737
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Property, equipment and service contracts financed under capital lease obligations	$357	$5,832	$982
Liability for estimated additional contingent consideration	$—	$—	$567
Accrued property and equipment expenditures	$277	$529	$227
Stock-based compensation capitalized to property and equipment	$67	$134	$186

The accompanying notes are an integral part of these consolidated financial statements.

SYNACOR, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018 AND 2017, AND

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

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

Foreign Currency— The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period.

Cash and Cash Equivalents and Restricted Cash—The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents that are contractually restricted from operating use are classified as restricted cash and cash equivalents. The Company had no restricted cash as of the years ended December 31, 2018 and 2017.

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

Computer hardware under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

Long-Lived Assets —The Company reviews the carrying value of its long-lived assets, exclusive of goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. For purposes of evaluating and measuring impairment, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered impaired, the impairment is measured and recognized as the amount by which the carrying amount of the assets exceeds the fair value of the assets. There have been no material impairments to long-lived assets in any of the years presented, with the exception of software development costs included within property and equipment. See Software Development Costs below for further details.

Other Intangible Assets —Other intangible assets consist of customer relationships, trademarks, purchased technology. Definite-lived intangible assets are amortized on a straight-line basis. The Company reviews its definite-lived intangible assets for impairment when impairment indicators exist. The Company uses undiscounted cash flow to determine whether impairment exists and measures any impairment losses using discounted cash flow.

The components and original estimated economic lives of our amortizable intangible assets were as follows as of December 31, 2018 and 2017:

	Original Estimated Economic Life	2018	2017
		(Dollars in thousands)
Gross amortizable intangible assets:
Customer relationships	10 years	$14,780	$14,780
Trademark	5 years	300	300
Developed technology	5 years	2,330	2,330
Total gross amortizable intangible assets		17,410	17,410
Accumulated amortization:
Customer relationships		(5,193)	(3,577)
Trademark		(197)	(137)
Developed technology		(1,467)	(1,001)
Total accumulated amortization		(6,857)	(4,715)
Amortizable intangible assets, net		$10,553	$12,695

Amortization of intangible assets (in thousands) was $2,142 in the years ended December 31, 2018 and 2017 and $2,072 in the year ended December 31, 2016. Future amortization expense of amortizable intangible assets will be as follows: $2,142 in the year ending December 31, 2019, $2,031 in the year ending December 31, 2020, $1,411 in the year ending December 31, 2021, $1,340 in the year ending December 31, 2022, and $1,340 in the year ending December 31, 2023.

Goodwill —Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and more frequently if impairment indicators are present. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its estimated fair value. The Company has determined it is a single reporting unit, and estimates its fair value using a market approach. If the carrying value of the reporting unit exceeds its estimated fair value, a goodwill impairment charge is required.  This charge would be recognized in the amount by which the carrying value of the reporting unit exceeds the estimated fair value of the reporting unit. The Company conducts its annual goodwill impairment test as of October 1st. For the years ended December 31, 2018, 2017, and 2016, the Company determined goodwill was not impaired.

The change in goodwill is as follows for the years ended December 31, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2018	2017
Balance, beginning of year	$15,955	$15,943
Foreign currency revaluation	(14)	12
Balance, end of year	$15,941	$15,955

Revenue Recognition —On January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASC 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605), using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 605.

The effect of ASC 606 and Subtopic ASC 340-40 on our consolidated statement of operations for the year ended December 31, 2018 was that revenue, loss from operations, and net loss each would have been $0.7 million lower under ASC 605. The impact of the adoption was not material to the other lines in the consolidated statements of operations.

The effects of ASC 606 and Subtopic ASC 340-40 on our consolidated Balance sheet as of December 31, 2018 were an impact to deferred revenue, and accumulated deficit. Total deferred revenue as of December 31, 2018 would have been higher under ASC

605 by $3.2 million, of which, $2.6 million would have been classified as current. The cumulative impact of adoption was a net decrease to accumulated deficit of $2.5 million as of January 1, 2018, with the impact primarily related to revenue from subscription license. Generally, under ASC 605, subscription licenses revenue was recognized over the subscription term of the contracts. Under ASC 606, generally we determine that the license and the maintenance and support are distinct performance obligation. The obligation for the license is satisfied in full upon delivery of the license and commencement of the license period, such that revenue for such contracts are be recognized upon delivery rather than ratably over the term of the subscription. The maintenance and support continue to be recognized over the over the subscription term.

For contracts that were modified prior to January 1, 2018, we have reflected the aggregate effect of all modifications prior to the date of initial adoption in order to identify the satisfied and unsatisfied performance obligations, determine the transaction price, and allocate the transaction price to satisfied and unsatisfied performance obligations.

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

Revenue excludes sales and usage-based taxes where it has been determined that we are acting as a pass-through agent.

Search & Digital Advertising

The Company uses internet advertising to generate revenue from the traffic on its Managed Portals and Advertising solutions, categorized as search advertising and digital advertising. For search advertising, the Company has a revenue-sharing relationship with Google, pursuant to which the Company includes a Google-branded search tool on its Managed Portals. For revenue earned under this relationship the Company evaluates whether it is the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis).  When a Google consumer makes a search query using this tool, the Company delivers the query to Google and they return search results to consumers that include advertiser-sponsored links. If the consumer clicks on a sponsored link, Google receives payment from the sponsor of that link and shares a portion of that payment with the Company. The payment received from Google is recognized as revenue. Digital advertising includes video, image and text advertisements delivered on its Managed Portals. Advertising inventory is filled with advertisements sourced by the Company’s direct sales force and advertising network partners. Revenue is generated when an advertisement displays, otherwise known as an impression, or when consumers view or click an advertisement, otherwise known as an action. Digital advertising revenue is on a cost per impression or cost per action basis. Digital advertising also includes advertising fees received for the placement of syndicated digital advertisements with other digital advertising publishers, for which the Company acquires and pay for the space (inventory) on a cost per impression or cost per action basis. Revenue is recognized based on amounts received from advertising customers as the impressions are delivered or the actions occur, according to contractually-determined rates.

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

Many of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of software licenses are typically estimated using the residual approach. Standalone selling prices of services are typically estimated based on observable transactions when these services are sold on a standalone basis. The Company usually expects payment within 30 to 90 days from the invoice date (fulfillment of performance obligations or per contract terms). None of the Company’s contracts as of December 31, 2018 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to its customers are recognized as deferred revenue.

Disaggregation of revenue

The following table provides information about disaggregated revenue for the year ended December 31, 2018 reportable types and timing of revenue recognition (in thousands):

	Year Ended December 31, 2018
	Timing of Revenue Recognition
	Products transferred at a point in time	Products and services transferred over time	Total
Revenue:
Search and Digital Advertising	$87,461	$—	$87,461
Recurring and Fee-Based	13,226	43,192	$56,418
Total revenue	$100,687	$43,192	$143,879

As noted above, prior period amounts have not been adjusted under the modified retrospective method.  The following table shows the revenue in each reportable type for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Search and Digital Advertising	$87,461	$83,556	$74,889
Recurring and Fee-Based	56,418	56,471	52,484
Total revenue	$143,879	$140,027	$127,373

Refer to Note 6 – Information about Segment and Geographic Areas for further information, including revenue disaggregated by geographic area.

Remaining Performance Obligations

Deferred revenue is recorded when cash payments are received or due in advance of revenue recognition from software licenses, professional services, and maintenance agreements. The timing of revenue recognition may differ from the timing of billings to customers. The changes in deferred revenue, inclusive of both current and long-term, are as follows (in thousands):

Beginning balance - January 1, 2018	$15,287
Record the cumulative effect of ASC 606 implementation	(2,456)
Recognition of deferred revenue	(13,972)
Deferral of revenue	10,027
Ending Balance - December 31, 2018	$8,886

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

Concentrations of Risk — As of December 31, 2018 and 2017, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable as follows:

	Accounts Receivable
	December 31, 2018	December 31, 2017
Google advertising affiliate	*	16%
Google search	*	7%
Advertising Customer A	*	12%
Advertising Customer B	15%	*
* - Less than 10%

For the years ended December 31, 2018, 2017, and 2016 the Company had concentrations equal to or exceeding 10% of the Company’s revenue as follows:

	Revenue
	2018	2017	2016
Google advertising affiliate	11%	21%	12%
Google search	13%	15%	12%

For the years ended December 31, 2018, 2017, and 2016, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue.

	Cost of Revenue
	2018	2017	2016
Customer A	30%	20%	*
Customer B	*	12%	22%
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

Software Development Costs —The Company capitalizes certain costs incurred for the development of internal use software, as well as the costs of developing software for sale or license to customers.  Internal use software includes the Company’s proprietary portal software and related applications, CloudID authentication software, and various applications used in the management of the Company’s portals. Software for sale or license to customers includes the Company’s proprietary Email/Collaboration offerings. Costs incurred during the preliminary project stage for internal software programs are expensed as incurred. External and internal costs incurred during the application development stage (subsequent to the achievement of technological feasibility on software to be sold or licensed) of new software development as well as for upgrades and enhancements for software programs that result in additional functionality are capitalized. Software development costs capitalized for sale or license to customers are amortized over the estimated useful life of the applicable software. In 2018, 2017 and 2016, the Company incurred a total of $5.3 million, $6.5 million and $4.5 million of combined internal and external costs related to the application development stage. Of this amount, $1.5 million, $2.8 million and $0.8 were incurred for the development of software for sale or license in 2018, 2017 and 2016, respectively. Amortization of software capitalized for internal use was $2.9 million, $5.1 million, $3.1 million for 2018, 2017 and 2016 respectively and included in depreciation and amortization in the consolidated statement of operations. Amortization of software for sale or license in 2018 was $0.2 million and was included in cost of revenue. Amortization of software for sale or license was not material in 2017 or 2016. Internal and external training and maintenance costs are expensed as incurred. Impairment charges related to software were $0.6 million in 2018, $0.3 million in 2017 and $0.3 million in 2016 related as a result of circumstances that indicated that the carrying values of the assets were not fully recoverable. The Company utilizes the discounted cash flow method to determine the fair value of the capitalized software assets. Impairment charges are included in general and administrative expense in the consolidated statement of operations.

Technology and Development —Technology and development expenses consist primarily of compensation-related expenses incurred for the research and development of, enhancements to, and maintenance and operation of the Company’s products, equipment and related infrastructure.

Sales and Marketing —Sales and marketing expenses consist primarily of compensation-related expenses to the Company’s direct sales and marketing personnel, as well as costs related to advertising, industry conferences, promotional materials, and other sales and marketing programs. Advertising costs are expensed as incurred.  Advertising costs totaled $0.4 million in 2018, 2017 and 2016, respectively.

General and Administrative —General and administrative expenses consist primarily of compensation related expenses for executive management, finance, accounting, human resources, professional fees and other administrative functions.

Earnings (Loss) Per Share —Basic earnings (loss) per share (“EPS”) is calculated in accordance with the Financial Accounting Standards Board (“FASB”) ASC 260, Earnings per Share, using the weighted average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, stock options, warrants and restricted stock units (“RSUs”) are considered to be potential common shares and are only included in the calculation of diluted earnings (loss) per share when their effect is dilutive.

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

The Company accounts for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2018 and 2017, accrued interest or penalties related to uncertain tax positions was insignificant.

Reduction In Workforce — In the third quarter of fiscal year 2018, management approved a cost reduction plan. The plan involved a reduction in the Company’s workforce by approximately 25 employees. The pre-tax severance charge and outplacement services resulting from the reduction in workforce, combined with the Company’s separation from its former Chief Financial Officer, amounted to $1.1 million. Of the $1.1 million in costs, $0.4 million was recorded to both sales and marketing and general and administrative expenses and $0.3 million was recorded to technology and development in the accompanying consolidated statement of operations for the year ended December 31, 2018.

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

Fair Value Measurements —Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis at each reporting period. The fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximates their carrying value due to their short-term nature. The carrying amounts of the Company’s capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at December 31, 2018 and 2017.

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

Applicable Recent Accounting Pronouncements — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional, optional transition method with which to adopt the new leases standard. This additional transition method allows for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, rather than in the earliest period presented in the financial statements, as originally required by ASU 2016-02. The Company will adopt the standard using the additional transition method introduced by ASU 2018-11. The Company will elect the package of practical expedients permitted under the transition guidance, which allows the Company to carryforward its historical lease classification, its assessment on whether a contract is or contains a lease, and its initial direct costs for any leases that exist prior to adoption of the new standard. The Company will also elect to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term. The Company expects to record additional right-of-use assets and additional lease liabilities in the range of $9.0 million to $11.0 million on our consolidated balance sheet as of January 1, 2019. The Company does not expect that the adoption of this guidance will have a material impact to the Company's consolidated statements of operations or the consolidated statement of cash flows.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting For Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs in a cloud computing arrangement with the requirements for capitalizing implementation costs incurred for an internal-use software license. Adoption of this guidance is required for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and early adoption is permitted. Entities are permitted to choose to adopt the new guidance (1) prospectively for eligible costs incurred on or after the date this guidance is first applied or (2) retrospectively. The Company is evaluating the impact of this new accounting standard on its financial statements.

In August 2018, the U.S. Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification. This final rule amends certain disclosure requirements that are redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective for the Company for all filings made on or after November 5, 2018. The SEC staff clarified that the first presentation of the changes in shareholders’ equity may be included in the first Form 10-Q for the quarter that begins after the effective date of the amendments. The adoption of the final rule did not have a material impact on the Company’s consolidated financial statements. The Company will change its presentation of shareholder's equity in the first quarter of 2019.

Recently Adopted

In May 2014, the FASB issued Topic 606, which supersedes the revenue recognition requirements in Topic 605. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. See Revenue Recognition above for further details.

The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined to be either not applicable, or had or are expected to have minimal impact on the Company’s financial statements and related disclosures.

2. PROPERTY AND EQUIPMENT—NET

As of December 31, 2018 and 2017, property and equipment-net consisted of the following (in thousands):

	2018	2017
Computer equipment	$27,294	$28,845
Computer software	27,422	23,690
Furniture and fixtures	1,618	1,497
Leasehold improvements	1,256	1,215
Work in process	4,584	3,758
Other	179	159
	62,353	59,164
Less accumulated depreciation	(43,646)	(38,659)
Total property and equipment—net	$18,707	$20,505

Property and equipment includes computer equipment held under capital leases of $8.4 million and $11.1 million as of December 31, 2018 and 2017, respectively. Accumulated depreciation of computer equipment and software held under capital leases amounted to $5.0 million and $5.4 million as of December 31, 2018 and 2017, respectively.

Depreciation expense was $7.5 million, $7.6 million, and $7.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.  Impairments of internally-developed software of $0.6 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively were charged to general and administrative expense.

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2018 and 2017, accrued expenses and other current liabilities consisted of the following (in thousands):

	2018	2017
Accrued compensation	$5,801	$4,361
Accrued content fees and other cost of revenue	342	655
Accrued taxes	206	426
Other	1,500	1,633
Total	$7,849	$7,075

Included in accrued compensation are accrued severance costs. In 2018, the Company initiated a cost reduction program to drive overall efficiency while adding capacity and streamlining the organization. These action resulted in workforce reductions, office consolidations and consolidating operations. Severance costs charged to sales and marketing and general and administrative expenses were each $0.4 million, and $0.3 million was charged to technology and development expenses for the year ended December 31, 2018 (in thousands).

December 31, 2018
Balance at January 1, 2018	$21
Charged to expense	1,111
Cash payments	(858)
Balance at December 31, 2018	$274

4. LONG-TERM DEBT

In September 2013, the Company entered into a Loan and Security Agreement, with Silicon Valley Bank (“SVB”), which was amended as of September 2018 (as amended, the “Loan Agreement”). The Loan Agreement provides for a $12.0 million secured revolving line of credit with a stated maturity of January 23, 2019. The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of December 31, 2018, there were no borrowings outstanding under the Loan Agreement, and subject to the operation of the borrowing formula, $12.0 million was available for draw under the Loan Agreement.

On February 1, 2019, the Company entered into the Ninth Amendment to Loan and Security Agreement, which extended the maturity date of the agreement to July 22, 2019, and modified the borrowing formula.

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

The Company’s obligations to SVB are secured by a first priority security interest in all our assets, including our intellectual property. The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, SVB may accelerate repayment of any outstanding balance. The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of December 31, 2018, the Company was in compliance with the financial covenants.

5. INCOME TAXES

Income (loss) before income tax expense was attributable to the following jurisdictions (in thousands):

	2018	2017	2016
United States	$(8,064)	$(9,593)	$(10,194)
Foreign	1,125	916	673
Total	$(6,939)	$(8,677)	$(9,521)

The provision (benefit) for income taxes for the years ended December 31, 2018, 2017 and 2016, was comprised of the following (in thousands):

	2018	2017	2016
Current:
United States Federal	$—	$—	$—
State	42	30	40
Foreign	822	933	1,036
Total current provision for income taxes	864	963	1,076
Deferred:
United States Federal	(310)	74	95
State	62	63	48
Net deferred provision for income taxes	(248)	137	143
Total provision for income taxes	$616	$1,100	$1,219

The income tax effects of significant temporary differences and carryforwards that give rise to deferred income tax assets and liabilities as of December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Deferred income tax assets:
Stock and other compensation expense	$2,118	$3,345
Net operating losses	9,310	7,059
Research and development credits	1,676	1,676
Other federal, state and foreign carryforwards	1,858	1,151
Intangible assets	1,045	570
Other	694	408
Gross deferred tax assets	16,701	14,209
Valuation allowances	(11,984)	(13,301)
	4,717	908
Deferred income tax liabilities:
Fixed assets	(3,492)	(16)
Intangible assets and other	(829)	(529)
Gross deferred tax liabilities	(4,321)	(545)
Subtotal	396	363
Less unrecognized tax benefit liability related to deferred items	(627)	(627)
Net deferred tax liabilities	$(231)	$(264)

There have been no additions or reductions to the unrecognized tax benefit of $0.6 million in any of the years ended December 31, 2018, 2017 and 2016. The unrecognized tax benefits at the end of 2018, 2017 and 2016 were primarily related to research and development carryforwards.

If the $0.6 million of unrecognized tax benefits as of December 31, 2018 were recognized, approximately $0.6 million would decrease the effective tax rate in the period in which each of the benefits is recognized. The Company does not expect any material changes to its unrecognized tax benefits within the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018 and 2017, penalties and interest were insignificant.

The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. states and foreign jurisdictions. The tax years 2005 to 2018 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

Income tax expense for the years ended December 31, 2018, 2017 and 2016 differs from the expected income tax benefit calculated using the statutory U.S. Federal income tax rate as follows (dollars in thousands):

	2018		2017		2016
Federal income tax (benefit) expense at statutory rate	$(1,457)	21%	$(2,950)	34%	$(3,237)	34%
State and local taxes—net of federal benefit	82	(1)	64	(1)	75	(1)
Foreign taxes	620	(9)	466	(6)	1,036	(11)
Impact of United States federal tax rate change	—	—	4,965	(57)	—	—
Impact of United States federal tax rate change - valuation allowance	—	—	(5,205)	60	—	—
Valuation allowance	1,250	(18)	3,596	(41)	3,299	(34)
Permanent differences	164	(2)	(103)	1	3	—
Other	(43)	-	267	(3)	43	(1)
Total	$616	(9)%	$1,100	(13)%	$1,219	(13)%

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included significant changes to the U.S. corporate income tax system including the following: the tax rate on corporations was reduced from 35% to 21%; a limitation on the deduction of interest expense was enacted; eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized; certain tangible property acquired after September 27, 2017 will qualify for 100% expensing; gain from the sale of a partnership interest by a foreign person will be subject to U.S. tax to the extent that the partnership is engaged in a trade or business; a special deduction for qualified business income from pass-through entities was added; U.S. federal income taxes on foreign earnings was eliminated (subject to several important exceptions), and new provisions designed to tax currently global intangible low-taxed income and a new base erosion anti-abuse tax were added.

As a result of the reduction in the U.S. corporate income rate from 35% to 21% under the Tax Act, the Company revalued its deferred income tax assets and liabilities at December 31, 2017, recording a net reduction of both the Company’s deferred income tax liability at December 31, 2017 and income tax provision for the year ended December 31, 2017 in the amount of $0.2 million. The net benefit for 2017 consisted of the release of the valuation allowance on the Company's AMT credit carryforward, which will be refunded on or before 2021. The one-time transition tax liability of foreign subsidiaries, calculated based on earning and profits (“E&P”) that were previously deferred from U. S. income taxes had a net effect of zero due to Company’s NOLs. As of December 31, 2018, the Company had completed its accounting for all of the tax effects of the enactment of the Act, including the effects on its existing deferred tax balances and the one-time transition tax. The Company has not recognized any material adjustment to the provisional tax expense estimate previously recorded related to the Tax Act.

No additional U.S. income taxes or foreign withholding taxes have been provided for any additional outside basis differences inherent in the Company’s foreign entities as the Company does not have any material unremitted earnings of the subsidiaries outside of the United States.

At December 31, 2018 and December 31, 2017, the Company has federal and state NOL carryforwards of approximately $36.6 million and $26.8 million, respectively, including approximately $2.2 million of NOL carryforwards created by windfall tax benefits relating to stock compensation expense. The NOLs generated prior to December 31, 2017, will begin to expire in 2028. The Company has weighed all the available evidence both positive and negative and has determined that the Company more likely than not will not be able to generate sufficient taxable income in the future to be able to utilize the entire NOL in future periods. Therefore, a full valuation allowance has been recorded against the net deferred income tax asset as of December 31, 2018 and 2017.  The deferred income tax provision is primarily due to the recognition of deferred tax liabilities relating to indefinite-lived goodwill that cannot be predicted to reverse for book purposes during the Company’s loss carry-forward periods.

Utilization of certain NOLs and credit carryforwards may be subject to an annual limitation due to ownership change limitations set forth in the Internal Revenue Code of 1986, as amended, or the Code, and comparable state income tax laws. Any future annual limitation may result in the expiration of NOLs and credit carryforwards before utilization. A prior ownership change and certain acquisitions resulted in the Company having NOLs subject to insignificant annual limitations. Additionally, for tax years beginning after December 31, 2017, the Tax Act limits the NOL deduction to 80% of taxable income, repeals carryback of all NOLs arising in a tax year ended after 2017, and permits indefinite carryforward for all such NOLs. NOL’s arising in a tax year ended in or before 2017 can offset 100% of taxable income, are available for carryback, and expire 20 years after they arise.

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

The following table sets forth revenue and long-lived tangible assets by geographic area (in thousands):

	Years Ended December 31,
	2018	2017	2016
Revenue:
United States	$119,912	$118,764	$110,071
International	23,967	21,263	17,302
Total revenue	$143,879	$140,027	$127,373

	As of December 31,
	2018	2017
Long-lived tangible assets:
United States	$18,217	$19,775
International	490	730
Total long-lived tangible assets	$18,707	$20,505

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments —The Company leases office space and data center space under operating lease agreements and certain equipment under capital lease agreements with interest rates ranging from 4% to 7%.

Rent expense for operating leases was approximately $4.6 million, $3.5 million and $3.1 million for 2018, 2017 and 2016, respectively.

Lease commitments over the next five years as of December 31, 2018 can be summarized as follows (in thousands):

Years Ending December 31,	Operating Lease Commitments
2019	$5,276
2020	3,101
2021	1,594
2022	782
2023	250
2024	33
Total lease commitments	$11,036

Years Ending December 31,	Capital Lease Commitments
2019	$3,025
2020	1,558
2021	107
Total minimum capital lease commitments	4,690
Less-amount representing interest	(995)
Total capital lease obligations	3,695
Less-current portion of capital lease obligations	(2,328)
Long-term portion of capital lease obligations	1,367

Contract Commitments —The Company is obligated to make payments under various contracts with vendors and other business partners, principally for revenue-share arrangements. Contract commitments as of December 31, 2018 can be summarized as follows (in thousands):

Years Ending December 31,	Contract Commitments
2019	$1,353
2020	753
Total contract commitments	$2,106

Litigation —The Company is awaiting a decision of an arbitration tribunal following a binding arbitration that took place on July 30, 2018 between the Company and Maxit Technology Incorporated and Maxit Technology Holdings Limited, or Maxit, who were formerly the Company’s joint venture partners in China. After unsuccessful settlement discussions between the parties, on January 25, 2016, Maxit requested arbitration under the Rules of the International Chamber of Commerce. In its request for arbitration, Maxit asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, breach of fiduciary duty, and negligent misrepresentation, all arising out of the Company’s alleged failure to provide capital and software as required by the joint venture agreement. In its request, Maxit sought an award of money damages based on its share of the lost potential value of the joint venture, as well as a percentage of revenue from any future sales to customers originally introduced by Maxit, interest and legal expenses. Maxit alleges that its share of the lost potential value is approximately $15 million. Based in part on an independent appraisal, the Company assessed the lost potential value at only $0.6 million, for which half of this amount (based on 50/50 ownership) has been reserved in its financial statements. The Company contested Maxit’s claims vigorously, and while it is not possible at this time to predict the outcome of the arbitration, the Company continues to believe that Maxit’s claims are without merit. The Company anticipates a decision by the arbitration tribunal before the end of the second quarter of 2019.

The Company and its Chief Executive Officer and former Chief Financial Officer were named as defendants in a federal securities class action lawsuit filed April 4, 2018 in the United States District Court for the Southern District of New York. The class includes persons who purchased the Company’s shares between May 4, 2016 and March 15, 2018. The plaintiff alleged that the Company made materially false and misleading statements regarding its contract with AT&T and the timing of revenue to be derived therefrom, and that as a result class members suffered losses because Synacor shares traded at artificially inflated prices. The plaintiff sought an unspecified amount of damages, as well as interest, attorneys’ fees and legal expenses. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on July 6, 2018. On October 16, 2018 the court appointed new lead counsel and confirmed the lead plaintiff. The plaintiff filed an amended complaint on November 2, 2018, and the Company filed a motion to dismiss on December 17, 2018. The Company disputes these claims and intends to defend them vigorously. The liabilities related to this lawsuit are covered by D&O insurance after the Company reaches its deductible.

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

8. EQUITY

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

Stock Repurchases —In February 2014, the board of directors approved a Stock Repurchase Program, which authorizes a repurchase of up to $5.0 million worth of the Company’s outstanding common stock. The Stock Repurchase Program has no expiration date, and may be suspended or discontinued at any time without notice.  There were no repurchases under this program in 2018, 2017 or 2016.  The Company has repurchased $0.6 million of its outstanding stock under this authorization to date.

Withhold to Cover —During the years ended December 31, 2018, 2017, and 2016, certain employees, in lieu of paying withholding taxes on the vesting of certain shares of restricted stock awards, authorized the withholding of shares of the Company’s common stock to satisfy their minimum statutory tax withholding requirements related to such vesting. These shares were recorded as treasury stock using the cost method at the per share closing price on the date of vesting.

Warrants —Warrants to purchase 600,000 shares of common stock were issued as a component of the consideration transferred for an acquisition that occurred in 2015. These warrants expired unexercised as of August 2018.

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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted (excluding replacement options in conjunction with modifications described below) during the periods presented:

	Years Ended December 31,
	2018	2017	2016
Volatility	49%	49%	49%
Expected dividend yield	—%	—%	—%
Risk-free rate	2.8%	2.0%	1.4%
Expected term (in years)	6.25	6.25	6.25

The Company recorded $1.8 million, $2.5 million, and $2.8 million of stock-based compensation expense for the years ended December 31, 2018, 2017, and 2016, respectively. Expense related to stock option grants of non-qualified stock options (“NSOs”) results in a temporary tax difference, which gives rise to a deferred income tax asset.

Total stock-based compensation expense included in the accompanying consolidated statements of operations for the years ended December 31, 2018, 2017, and 2016, is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Technology and development	$489	744	$921
Sales and marketing	474	636	784
General and administrative	841	1,110	1,066
Total stock-based compensation expense	$1,804	$2,490	$2,771

Equity Incentive Plans —The Company has two stock option plans (the 2006 Stock Plan and the Amended and Restated 2012 Equity Incentive Plan), which, as of December 31, 2018, authorize the Company to grant up to 14.3 million stock options (ISOs and NSOs), stock appreciation rights, restricted stock, RSUs and performance cash awards. The ISOs and NSOs will be granted at a price per share not less than the fair value of the Company’s common stock at the date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining 75% vesting monthly thereafter. Options granted generally are exercisable up to 10 years. RSUs generally vest over a three year period with one-sixth vesting at the end of each six-month period.

Special Purpose Recruitment Plan —During 2013, our shareholders approved the Special Purpose Recruitment Plan from which equity compensation awards are granted to newly-hired employees. One million shares of common stock were reserved for issuance and have all been granted under this plan.

Stock Option Activity —A summary of stock option activity for the year ended December 31, 2018 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding—January 1, 2018	8,478,213	$2.60
Granted	1,164,400	2.02
Exercised	(226,081)	1.57
Forfeited	(779,803)	2.40
Expired	(967,636)	2.97
Outstanding—December 31, 2018	7,669,093	$2.51	$15	6.35
Expected to vest—December 31, 2018	7,501,495	$2.51	$15	6.29
Vested and exercisable—December 31, 2018	5,529,421	$2.55	$12	5.50

Aggregate intrinsic value represents the difference between the closing stock price of the Company’s common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the Nasdaq as of December 31, 2018 was $1.48. The total intrinsic value of options exercised was $0.0 million, $1.1 million, and $0.7 million for the years ended December 31, 2018, 2017, and 2016, respectively. The weighted-average grant date fair value of options granted was $1.02 per share, $1.13 per share, and $0.95 per share for the years ended December 31, 2018, 2017, and 2016, respectively.

As of December 31, 2018, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options was approximately $2.4 million, which is expected to be recognized over a weighted-average period of 2.5 years.

RSU Activity —A summary of RSU activity for the year ended December 31, 2018 is as follows:

	Number of RSUs	Weighted Average Fair Value
Unvested—January 1, 2018	51,683	$3.62
Granted	—	—
Vested	(27,993)	$3.62
Forfeited	(12,344)	$3.64
Unvested—December 31, 2018	11,346	$3.60
Unvested expected to vest —December 31, 2018	11,346	$3.60

As of December 31, 2018, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was not material.

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

The following equivalent shares were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Antidilutive Equity Awards:
Stock options and RSUs	8,435,086	8,529,896	9,076,063
Warrants	400,000	480,000	480,000

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

In August 2017, B&FF was acquired by accesso Technology Group, plc, a U.K. public company, and the Company received, in connection with the sale of its investment in B&FF, cash consideration of $2.2 million and stock in the acquiring company valued at approximately $0.4 million. This stock was sold in September 2017 for $0.5 million.  The Company recorded a gain on sale of investment of $2.0 million in the year ended December 31, 2017. In addition, the Company stands to receive contingent consideration of cash and stock totaling $0.4 million, which was held back to secure B&FF’s indemnification obligations under the purchase and sale agreement. These amounts have been valued at $0.4 million as of December 31, 2018 and may be received after the 18-month indemnification period expires.

12. EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) profit sharing plan that covers substantially all employees. Under the plan, eligible employees are permitted to contribute a portion of gross compensation not to exceed standard limitations provided by the Internal Revenue Service. The Company maintains the right to match employee contributions, and contributed $0.2 million and $0.3 million for 2018 and 2017 respectively.  No matching contributions were made during the year ended December 31, 2016.

******