Form 10-Q
period 2019-03-31
Synacor, Inc.
filed 2019-05-10
CIK 1408278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value (voting)	SYNC	The Nasdaq Stock Market LLC (The Nasdaq Global Market)

As of May 6, 2019, there were 39,539,770 shares of the registrant’s common stock outstanding.

SYNACOR, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets – Unaudited as of March 31, 2019 and December 31, 2018	2
	Condensed Consolidated Statements of Operations – Unaudited for the Three Months Ended March 31, 2019 and 2018	3
	Condensed Consolidated Statements of Comprehensive Loss – Unaudited for the Three Months Ended March 31, 2019 and 2018	4
	Condensed Consolidated Statements of Stockholders’ Equity – Unaudited for the Three Months Ended March 31, 2019 and 2018	5
	Condensed Consolidated Statements of Cash Flows—Unaudited for the Three Months Ended March 31, 2018 and 2018	6
	Notes to the Condensed Consolidated Financial Statements – Unaudited as of March 31, 2019 and December 31, 2018, and for the Three Months Ended March 31, 2019 and 2018	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31

	SIGNATURES	32

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SYNACOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
AS OF MARCH 31, 2019 AND DECEMBER 31, 2018
(In thousands except for share and per share data)

	March 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,494	$15,921
Accounts receivable—net of allowance of $264 and $225	21,007	25,567
Prepaid expenses and other current assets	4,300	3,779
Total current assets	38,801	45,267
PROPERTY AND EQUIPMENT, net	17,688	18,707
OPERATING LEASE RIGHT-OF-USE ASSETS, net	9,041	—
GOODWILL	15,944	15,941
INTANGIBLE ASSETS, net	10,017	10,553
OTHER ASSETS	906	995
Total assets	$92,397	$91,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,569	$19,174
Accrued expenses and other current liabilities	4,610	7,849
Current portion of deferred revenue	5,994	6,672
Current portion of long-term debt and finance leases	2,245	2,328
Current portion of operating lease liabilities	4,578	—
Total current liabilities	34,996	36,023
LONG-TERM PORTION OF DEBT AND FINANCE LEASES	824	1,367
LONG-TERM PORTION OF OPERATING LEASE LIABILITIES	4,642	—
DEFERRED REVENUE	2,208	2,214
DEFERRED INCOME TAXES	250	231
OTHER LONG-TERM LIABILITIES	303	457
Total liabilities	43,223	40,292
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock – par value $0.01 per share; authorized 10,000,000 shares; none issued	—	—
Common stock – par value $0.01 per share; authorized 100,000,000 shares; 39,905,289 shares issued and 39,052,682 shares outstanding at March 31, 2019 and 39,880,054 shares issued and 39,027,572 shares outstanding at December 31, 2018	399	399
Treasury stock – at cost, 852,607 shares at March 31, 2019 and 852,482 shares at December 31, 2018	(1,899)	(1,899)
Additional paid-in capital	145,123	144,739
Accumulated deficit	(93,970)	(91,726)
Accumulated other comprehensive loss	(479)	(342)
Total stockholders’ equity	49,174	51,171
Total liabilities and stockholders’ equity	$92,397	$91,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(In thousands except for share and per share data)

	Three Months Ended
	March 31,
	2019	2018
REVENUE	$31,824	$32,915
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	16,506	15,535
Technology and development (exclusive of depreciation and amortization shown separately below)	4,546	6,369
Sales and marketing	5,991	5,936
General and administrative (exclusive of depreciation and amortization shown separately below)	4,465	5,017
Depreciation and amortization	2,435	2,435
Total costs and operating expenses	33,943	35,292
LOSS FROM OPERATIONS	(2,119)	(2,377)
OTHER INCOME, net	216	119
INTEREST EXPENSE	(64)	(97)
LOSS BEFORE INCOME TAXES	(1,967)	(2,355)
PROVISION FOR INCOME TAXES	277	20
NET LOSS	$(2,244)	$(2,375)
NET LOSS PER SHARE:
Basic	$(0.06)	$(0.06)
Diluted	$(0.06)	$(0.06)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET (LOSS) INCOME PER SHARE:
Basic	39,038,642	38,794,165
Diluted	39,038,642	38,794,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(2,244)	$(2,375)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(137)	(64)
Comprehensive loss	$(2,381)	$(2,439)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(In thousands except for share data)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
BALANCE—January 1, 2018	39,625,980	$396	(842,220)	$(1,881)	$142,486	$(86,627)	$(29)	$54,345
Impact of the adoption of ASC 606, net of tax	—	—	—	—	—	2,456	—	2,456
Exercise of common stock options	12,546	—	—	—	—	—	—	—
Stock-based compensation cost	—	—	—	—	568	—	—	568
Vesting of restricted stock units, net of treasury stock	416	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(2,375)	—	(2,375)
Other comprehensive loss	—	—	—	—	—	—	(64)	(64)
BALANCE—March 31, 2018	39,638,942	$396	(842,220)	$(1,881)	$143,054	$(86,546)	$(93)	$54,930

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
BALANCE—January 1, 2019	39,880,054	$399	(852,482)	$(1,899)	$144,739	$(91,726)	$(342)	$51,171
Exercise of common stock options	24,819	—	—	—	37	—	—	37
Stock-based compensation cost	—	—	—	—	347	—	—	347
Vesting of restricted stock units, net of treasury stock	416	—	(125)	—	—	—	—	—
Net loss	—	—	—	—	—	(2,244)	—	(2,244)
Other comprehensive loss	—	—	—	—	—	—	(137)	(137)
BALANCE—March 31, 2019	39,905,289	$399	(852,607)	$(1,899)	$145,123	$(93,970)	$(479)	$49,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(In thousands)
	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,244)	$(2,375)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,487	2,435
Capitalized software impairment	226	—
Stock-based compensation expense	331	553
Provision for deferred income taxes	20	(39)
Change in allowance for doubtful accounts	38	—
Changes in operating assets and liabilities:
Accounts receivable, net	4,522	7,517
Prepaid expenses and other assets	(521)	(942)
Other long-term assets	89	—
Operating lease right-of-use assets, net	1,231	—
Accounts payable, accrued expenses and other liabilities	(4,598)	(9,821)
Operating lease liabilities	(1,202)	—
Deferred revenue	(684)	(872)
Net cash used in operating activities	(305)	(3,544)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,325)	(1,924)
Net cash used in investing activities	(1,325)	(1,924)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt and finance leases	(694)	(520)
Proceeds from exercise of common stock options	37	18
Net cash used in financing activities	(657)	(502)
Effect of exchange rate changes on cash and cash equivalents	(140)	(81)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,427)	(6,051)
Cash and cash equivalents, beginning of period	15,921	22,476
Cash and cash equivalents, end of period	$13,494	$16,425
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$64	$92
Cash paid for income taxes	$248	$106
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Minimum long-term debt and finance lease payments in accounts payable	$26	$160
Accrued property and equipment expenditures	$95	$596

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018, AND

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

1.	The Company and Summary of Significant Accounting Principles

Synacor, Inc., together with its consolidated subsidiaries (collectively, the “Company” or “Synacor”), is a digital technology company that provides email and collaboration software, cloud-based identity management platforms, managed web and mobile portals, and advertising solutions. The Company’s customers include communications providers, media companies, government entities and enterprises. Synacor is a trusted partner for enterprise software platforms and monetization solutions that Synacor delivers through public and private cloud software-as-a-service, software licensing, and professional services. Synacor enable clients to deepen their engagement with their consumers and users.

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

The accompanying condensed consolidated balance sheet as of December 31, 2018 was derived from the audited financial statements as of that date, but does not include all the information and footnotes required by U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

During the first quarter of 2019, the Company made a change to its segment reporting structure which resulted in two segments 1) Software & Services and 2) Portal & Advertising. As a result certain prior year amounts have been restated to conform to current year’s presentation. Historical Amounts in Note 2 – Revenue from Contracts with Customers, Note 4 - Goodwill and Intangible Assets and Note 7 – Segment Information have been restated to reflect these changes in reportable segments.

Additionally, the Company has reclassified certain costs and expenses in the consolidated statement of operations for the three months ended March 31, 2018, amounting to $0.3 million, from technology and development to cost of revenue to conform to the current period presentation. These reclassifications had no effect on previously reported total costs and operating expenses and net loss.

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

Concentrations of Risk —

As of March 31, 2019 and December 31, 2018, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable as follows:

	Accounts Receivable
	March 31, 2019	December 31, 2018
Portal & Advertising Customer A	14%	15%

For the three months ended March 31, 2019 and 2018, the Company had concentrations equal to or exceeding 10% of the Company’s revenue as follows:

	Revenue
	Three Months Ended
	March 31,
	2019	2018
Google search	11%	15%
Google advertising affiliate	*	16%
Portal & Advertising Customer A	13%	*
* - Less than 10%

For the three months ended March 31, 2019 and 2018, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue:

	Cost of Revenue
	Three Months Ended
	March 31,
	2019	2018
Portal & Advertising Customer B	30%	20%

Recent Accounting Pronouncements —

Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2018-15, Customer’s Accounting For Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs in a cloud computing arrangement with the requirements for capitalizing implementation costs incurred for an internal-use software license. Adoption of this guidance is required for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and early adoption is permitted. Entities are permitted to choose to adopt the new guidance (1) prospectively for eligible costs incurred on or after the date this guidance is first applied or (2) retrospectively. The Company is evaluating the impact of this new accounting standard on its financial statements.

Recently Adopted

On January 1, 2019 the Company adopted ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional, optional transition method with which to adopt the new leases standard. This additional transition method allows for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, rather than in the earliest period presented in the financial statements, as originally required by ASU 2016-02. The Company adopted the standard using the additional transition method introduced by ASU 2018-11. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. For information regarding the impact of Topic 842 adoption, see Significant Accounting Policies - Leases and Note 3 — Leases.

The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined to be either not applicable, or had or are expected to have minimal impact on the Company’s financial statements and related disclosures.

Significant Accounting Policies – Leases

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating prior periods. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840.

The Company elected the package of practical expedients permitted under the transition guidance, which allowed for the carryforward of historical lease classification, on whether a contract was or contains a lease, and of the assessment of initial direct costs for any leases that existed prior to January 1, 2019. The Company also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

On January 1, 2019, the Company recognized additional ROU assets of $10.2 million, with corresponding liabilities of $10.4 million on the condensed consolidated balance sheet. The difference between the lease liability and the ROU asset represents the existing deferred rent liabilities balances before adoption, resulting from historical straight-lining of rent expense, which was reclassified upon adoption to reduce the measurement of the initial ROU asset. This was in addition to the $3.4 million of finance lease ROU assets previously reported in property and equipment, net as capital leases. The adoption did not impact our beginning stockholders’ equity, and did not have a material impact on the condensed consolidated statement of operations and statement of cash flows for the three months ended March 31, 2019.

Under Topic 842, the Company determines if an arrangement is a lease and classify that lease as either an operating or finance lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, only payments that are fixed and determinable at the time of commencement are considered. As many of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is a hypothetical rate based on factors including the Company’s credit rating. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the options will exercised.

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, and current and long-term operating lease liabilities on our condensed consolidated balance sheets. Finance leases are included in property and equipment-net, and on the current and long-term portion of debt and finance leases on our condensed consolidated balance sheets.

Significant Accounting Policies – Goodwill and Segments

During the first quarter of 2019, the Company made changes to segment reporting structure that resulted in two reportable segments: 1) Software & Services and 2) Portal & Advertising. Previously the Company concluded that it had one reportable segment. This change resulted in two reporting units for the purpose of our impairment analysis for goodwill.

The Company evaluates goodwill for impairment for each of the Company’s reporting units at least annually, during the fourth quarter, and whenever events occur or circumstances change, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. The Company is required to evaluate goodwill for impairment when there is a change in reporting units.

Companies may perform a qualitative assessment as the initial step in the annual goodwill impairment testing process for all or selected reporting units. Companies are also allowed to bypass the qualitative analysis and perform a quantitative analysis if desired. Economic uncertainties and the length of time from the calculation of a baseline fair value are factors that we consider in determining whether to perform a quantitative test.

When the Company evaluates the potential for goodwill impairment using a qualitative assessment, the Company considers factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative two-step impairment test.

Quantitative testing first requires a comparison of the fair value of each reporting unit to its carrying value. The fair value of each reporting unit is determined using a combination of an income approach and a market approach. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and any loss must be measured.

The income approach uses a discounted cash flow method to estimate the fair value of our reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, operating margins and cash flows, the terminal growth rate and the discount rate. The Company projects revenue growth rates, operating margins and cash flows based on each reporting unit's current business, expected developments and operational strategies typically over a five-year period.

The market approach determines fair value based on available market pricing for comparable assets. Valuation multiples were calculated utilizing actual transaction prices and revenue or EBITDA data from target companies deemed similar to the reporting unit. Valuation multiples were then applied to certain operating statistics such as revenue or EBITDA, and an estimated control premium is applied.

If the carrying amount of the reporting unit exceeds the reporting unit’s fair value as determined using the two valuation methodologies described above, an impairment loss is recognized in the amount by which the carrying value of the reporting unit exceeds the fair value of the reporting unit.

The determination of our assumptions is subjective and requires significant estimates. Changes in these estimates and assumptions could materially affect the results of our reviews for impairment of goodwill.

As stated above during the first quarter of 2019, the Company made changes to our segment reporting structure that resulted in two reportable segments: 1) Software & Services and 2) Portal & Advertising. This change also resulted in two reporting units used to review goodwill for impairment. The Company performed a quantitative test for both reporting units and both reporting units fair value exceeded carrying value. As such, no impairment charges were recorded for the three months ended March 31, 2019.

2.	Revenue from Contracts with Customers

The Company generates all of its revenue from contracts with customers. Many of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of software licenses are typically estimated using the residual approach. Standalone selling prices of services are typically estimated based on observable transactions when these services are sold on a standalone basis. The Company usually expects payment within 30 to 90 days from the invoice date (fulfillment of performance obligations or per contract terms). None of the Company’s contracts as of March 31, 2019 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to its customers are recognized as deferred revenue.

Disaggregation of revenue

The following table provides information about disaggregated revenue for the three months ended March 31, 2019 and 2018 by the timing of revenue recognition, and includes a reconciliation of the disaggregated revenue by reportable segment (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Revenue
Software & Services
Products and services transferred over time	$8,875	$8,786
Products transferred at a point in time	2,283	1,899
Total Software & Services	$11,158	$10,685
Portal & Advertising
Products and services transferred over time	$1,506	$2,087
Products transferred at a point in time	19,160	20,143
Total Portal & Advertising	$20,666	$22,230
Total Revenue	$31,824	$32,915

Revenue disaggregated by geography, based on the billing address of our customer, consists of the following (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Revenue
United States	$26,274	$27,038
International	5,550	5,877
Total revenue	$31,824	$32,915

Remaining Performance Obligations

Deferred revenue is recorded when cash payments are received or due in advance of revenue recognition from software licenses, professional services, and maintenance agreements. The timing of revenue recognition may differ from the timing of billings to customers. The changes in deferred revenue, inclusive of both current and long-term, are as follows (in thousands):

(in thousands)
Beginning balance - January 1, 2019	$8,886
Recognition of deferred revenue	(3,319)
Deferral of revenue	2,935
Effect of foreign currency translation	(300)
Ending balance - March 31, 2019	$8,202

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

3.	Leases

The Company enters into various non-cancelable operating lease agreements for certain of our offices, data centers, colocations and certain network equipment. The Company’s leases have original lease periods expiring between 2019 and 2024. Many leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The Company’s variable lease payments are immaterial and its lease agreements do not contain any material residual value guarantees or material restrictive covenants. Lease costs are included in cost of revenue and general and administrative costs in the Company’s condensed consolidated statements of operations.

The components of lease costs, lease term and discount rate are as follows (lease cost in thousands):

	Three Months Ended March 31, 2019
Finance lease cost
Amortization of right-of-use assets	$628
Interest	189
Operating lease cost	1,090
Total lease cost	$1,907

Weighted Average Remaining Lease Term
Operating leases	2.7	Years
Finance leases	0.5	Years

Weighted Average Discount Rate
Operating leases	6.0%
Finance leases	5.7%

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2019 (in thousands):

	Operating Leases	Finance Leases
The remainder of 2019	$3,867	$2,220
2020	3,110	1,557
2021	1,596	107
2022	947	—
2023	451	—
2024	36	—
Total undiscounted cash flows	$10,007	$3,884
Less imputed interest	(787)	(815)
Present value of lease liabilities	$9,220	$3,069

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and under Accounting Standard Codification Topic 840, the predecessor to Topic 842, the following is a summary of annual future minimum lease and rental commitments under noncancelable operating leases as of December 31, 2018 (in thousands):

Years Ending December 31,	Operating Lease Commitments
2019	$5,276
2020	3,101
2021	1,594
2022	782
2023	250
2024	33
Total lease commitments	$11,036

Supplemental cash flow information related to leases are as follows (in thousands):

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,202
Operating cash flows from financing leases	576
Financing cash flows from finance leases	48

Lease liabilities arising from obtaining right-of-use-assets:
Operating leases	—
Finance leases	—

4.	Goodwill and Intangible Assets

As described in Note 1 - The Company and Summary of Significant Accounting Principles, the Company changed its reportable segments during the first quarter of 2019. Goodwill was assigned to the new reportable segments on the relative fair value basis.

The changes in the carrying amount of Goodwill for the three months ended March 31, 2019 are as follows (in thousands):

	Software & Services	Portal & Advertising	Total
Balance as of December 31, 2018	$11,318	$4,623	$15,941
Effect of foreign currency translation	3	—	3
Balance as of March 31, 2019	$11,321	$4,623	$15,944

There were no goodwill impairment losses recorded during the three months ending March 31, 2019, and the Company has no accumulated impairment losses.

Intangible assets consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Customer and publisher relationships	$14,780	$14,780
Technology	2,330	2,330
Trademark	300	300
	17,410	17,410
Less accumulated amortization	(7,393)	(6,857)
Intangible assets, net	$10,017	$10,553

Amortization of intangible assets totaled $0.5 million for the three months ended March 31, 2019 and 2018. Based on acquired intangible assets recorded at March 31, 2019, amortization is expected to be $1.6 million for the remainder of 2019, $2.0 million in 2020, $1.4 million in 2021, $1.3 million in 2022, and $1.3 million in 2023.

5.	Property and Equipment – Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Computer equipment	$27,428	$27,294
Computer software	31,978	27,422
Furniture and fixtures	1,620	1,618
Leasehold improvements	1,244	1,256
Work in process (primarily software development costs)	599	4,584
Other	179	179
	63,048	62,353
Less accumulated depreciation	(45,360)	(43,646)
Property and equipment, net	$17,688	$18,707

Depreciation expense totaled $2.0 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively.

Property and equipment includes computer equipment and software held under finance leases of $8.4 million and $8.0 million as of March 31, 2019 and 2018, respectively. Accumulated depreciation of computer equipment and software held under finance leases amounted to $5.3 million and $3.0 million as of March 31, 2019 and 2018, respectively.

For the three months ended March 31, 2019 and 2018, the Company capitalized a total of $0.7 million, and $0.8 million of costs that occurred during the application development phase, related to the development of internal-use software. The Company capitalized a total of $0.3 million and $0.8 million of costs related to the development of software for sale or license for the three months ended March 31, 2019 and 2018 that occurred after technological feasibility had been achieved.

Amortization of software capitalized for internal use was $1.1 million and $1.1 million, for the three months ended March 31, 2019 and 2018, respectively and included in depreciation and amortization in the consolidated statement of operations. Amortization of software for sale or license for the three months ended March 31, 2019 and 2018 was not material.

Impairment charges related to software, previously capitalized for internal use, for the three months ended March 31, 2019 was $0.2 million and was included in general and administrative expense in the consolidated statement of operations. There were no impairment charges during the first three months ended March 31, 2018. The impairment charges are a result of circumstances that indicated that the carrying values of the assets were not fully recoverable. The Company utilizes the discounted cash flow method to determine the fair value of the capitalized software assets.

The following table sets forth long-lived tangible assets by geographic area (in thousands):

	March 31, 2019	December 31, 2018
Long-lived tangible assets:
United States	$17,214	$18,217
International	474	490
Total long-lived tangible assets	$17,688	$18,707

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued compensation	$3,111	$5,801
Accrued content fees and other costs of revenue	110	342
Accrued taxes	227	206
Other	1,162	1,500
Total	$4,610	$7,849

Included in accrued compensation are accrued severance costs. In 2018, the Company initiated a cost reduction program to drive overall efficiency while adding capacity and streamlining the organization. These actions resulted in workforce reductions, office consolidations and consolidating operations. The below table summarizes the activity in the accrued severance account (in thousands).

March 31, 2019
Balance at January 1, 2019	$274
Charged to expense	—
Cash payments	(113)
Balance at March 31, 2019	$161

7.	Segment Information

During the first quarter of 2019, the Company made changes to its segment reporting structure that resulted in two reportable segments: 1) Software & Services and 2) Portal & Advertising. All historical amounts have been restated to reflect this change in reportable segments. Software & Services generates revenue by providing cloud-based identity management solutions and email/collaboration products. Portal & Advertising generates managed portal fees and advertising revenue from its traffic on its Managed Portals and other advertising solutions it provides for publishers.

The Company’s operations are organized and managed by type of products and services and segment information is reported accordingly. The Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer. The CODM reviews financial performance and allocates resources by reportable segment. There have been no operating segments aggregated to arrive at the Company’s reportable segments.

The accounting policies of each segment are the same as those described in the summary of significant accounting policies, refer to Note 1— Summary of Significant Accounting Policies, for further details. The Company evaluates the performance of its segments and allocates resources to them based on Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as EBITDA (earnings before interest, income taxes, depreciation and amortization) adjusted for certain non-cash items and other non-recurring income and expenses.

Revenue for all operating segments include only transactions with unaffiliated customers and there is no intersegment revenue.

The Company does not account for, and does not report to management, its assets or capital expenditures by segment other than goodwill and intangible assets used for impairment analysis purposes.

The tables below summarize the financial information for the Company’s reportable segments for the three months ended March 31, 2019 and 2018 (in thousands). The “Corporate Unallocated Expenses” category, as it relates to Segment Adjusted EBITDA, primarily includes corporate overhead costs, such as rent, payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three Months Ended
	March 31, 2019
	Revenue	Cost of revenue [1]	Segment Adjusted EBITDA
Software & Services	$11,158	$3,503	$2,794
Portal & Advertising	20,666	13,003	2,621
Corporate Unallocated Expenses	—	—	(3,711)
Total Company	$31,824	$16,506	$1,704

	Three Months Ended
	March 31, 2018
	Revenue	Cost of revenue [1]	Segment Adjusted EBITDA
Software & Services	$10,685	$3,108	$2,497
Portal & Advertising	22,230	12,427	3,048
Corporate Unallocated Expenses	—	—	(4,934)
Total Company	$32,915	$15,535	$611

Notes:

1 Exclusive of depreciation and amortization shown separately on the condensed consolidated statements of operations

The following table reconciles total Segment Adjusted EBITDA to Net loss:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Total Segment Adjusted EBITDA	$1,704	$611
Less:
Provision for income taxes	(277)	(20)
Interest expense	(64)	(97)
Other income, net	216	119
Depreciation and amortization	(2,487)	(2,435)
Capitalized software impairment	(226)	—
Stock-based compensation expense	(331)	(553)
Certain legal expenses *	(266)	—
Certain professional services fees**	(513)	—
Net loss	$(2,244)	$(2,375)

*

"Certain legal expenses" include legal fees and other related expenses associated with legal proceedings outside the ordinary course of our business, including the class action securities litigation, and arbitration costs related to the dissolution of a former joint venture.

**	“Certain professional services fees” includes fees and expenses related to merger and acquisition activities.

8.	Commitments and Contingencies

Litigation —

The Company was previously awaiting a decision of an arbitration tribunal following a binding arbitration that took place on July 30, 2018 between the Company and Maxit Technology Incorporated and Maxit Technology Holdings Limited, (“Maxit”), who were formerly the Company’s joint venture partner in China. After unsuccessful settlement discussions between the parties, on January 25, 2016, Maxit requested arbitration under the Rules of the International Chamber of Commerce. In its request for arbitration, Maxit asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, breach of fiduciary duty, and negligent misrepresentation, all arising out of the Company’s alleged failure to provide capital and software as required by the joint venture agreement. In its request, Maxit sought an award of money damages based on its share of the lost potential value of the joint venture, as well as a percentage of revenue from any future sales to customers originally introduced by Maxit, interest and legal expenses. On March 18, 2019, the arbitral tribunal issued a final award finding that the Company has no liability to Maxit. The Company reversed the reserve of $0.3 million that was previously recorded related to this arbitration during the first quarter of 2019.

The Company and its Chief Executive Officer and former Chief Financial Officer were named as defendants in a federal securities class action lawsuit filed on April 4, 2018 in the United States District Court for the Southern District of New York. The class includes persons who purchased the Company’s shares between May 4, 2016 and March 15, 2018. The plaintiff alleged that the Company made materially false and misleading statements regarding its contract with AT&T and the timing of revenue to be derived therefrom, and that as a result class members suffered losses because Synacor shares traded at artificially inflated prices. The plaintiff sought an unspecified amount of damages, as well as interest, attorneys’ fees and legal expenses. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on July 6, 2018. On October 16, 2018 the court appointed new lead counsel and confirmed the lead plaintiff. The plaintiff filed an amended complaint on November 2, 2018 and the Company filed a motion to dismiss on December 17, 2018. The plaintiff filed its opposition to the Motion to Dismiss on January 19, 2019 and the Company filed its reply to plaintiff’s opposition on February 15, 2019. The Company disputes these claims and intends to defend them vigorously. The Company cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any. Any liabilities related to this lawsuit are covered by D&O insurance after the Company reaches its deductible.

In addition, the Company is, from time to time, party to litigation arising in the ordinary course of business. It does not believe that the outcome of these claims will have a material adverse effect on its consolidated financial position, results of operations or cash flows based on the status of proceedings at this time. However, these matters are subject to inherent uncertainties and the Company’s view of these matters may change in the future.

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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods indicated:

Three Months Ended
March 31, 2019
Weighted average grant date fair value	$0.99
Expected dividend yield	—%
Expected stock price volatility	61%
Risk-free interest rate	2.6%
Expected life of options (in years)	6.25

Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the periods presented, is as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Technology and development	$103	$134
Sales and marketing	115	138
General and administrative	113	281
Total stock-based compensation expense	$331	$553

Stock Option Activity – A summary of the stock option activity for the three months ended March 31, 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	7,669,093	$2.51
Granted	120,200	1.68
Exercised	(24,819)	1.49
Forfeited	(41,512)	2.15
Expired	(167,847)	2.61
Outstanding at March 31, 2019	7,555,115	$2.50	6.26	$58
Vested and expected to vest at March 31, 2019	7,410,324	$2.50	6.21	$58
Vested and exercisable at March 31, 2019	5,652,596	$2.54	5.51	$49

Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the Nasdaq Global Market as of March 31, 2019 was $1.57 per share. The total intrinsic value of options exercised for the three months ended March 31, 2019 was minimal. The weighted average fair value of options granted during the three months ended March 31, 2019 amounted to $0.99 per option share.

As of March 31, 2019, the unrecognized compensation cost related to options granted, for which vesting is probable, and adjusted for estimated forfeitures, was approximately $2.1 million. This cost is expected to be recognized over a weighted-average remaining period of 2.4 years.

RSU Activity —A summary of RSU activity for the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted Average Fair Value
Unvested—January 1, 2019	11,346	$3.60
Granted	383,500	1.76
Released	(416)	3.04
Forfeited	—	—
Unvested—March 31, 2019	394,430	$1.81
Unvested expected to vest —March 31, 2019	394,430	$1.81

As of March 31, 2019, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was $0.6 million. This cost is expected to be recognized over a weighted-average remaining period of 2.88 years.

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

The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended
	March 31,
	2019	2018
Anti-dilutive equity awards:
Stock options	7,612,104	8,901,645
Restricted stock units	202,888	51,267
Warrants	—	600,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause or contribute to such differences include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-Q and with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Overview

Business Overview

Synacor is a digital technology company that provides email and collaboration software, cloud-based identity management platforms, managed web and mobile portals, and advertising solutions. Our customers include communications providers, media companies, government entities and enterprises. We are their trusted partner for enterprise software platforms and monetization solutions that we deliver through public and private cloud software-as-a-service, software licensing, and professional services. Our platforms enable our clients to deepen engagement with their consumers and users.

During the first quarter of 2019, we made changes to our reporting structure that resulted in two reportable segments: Software & Services and Portal & Advertising. A summary of the major products and services of our reportable segments follows:

Software & Services:

Synacor’s software and services segment is comprised of our cloud-based identity management platform and our Zimbra email & collaboration platform.

Cloud-based Identity Management

Our Cloud ID platform provides secure, scalable authentication and authorization that enables consumers to easily unlock access to content and services. It enables single sign-on access to services such as OTT video, TV Everywhere streaming, email, web access customer account information, and other consumer and enterprise apps. Cloud ID is delivered as a platform-as-a-service through public and private cloud infrastructure.

Email / Collaboration

Synacor delivers an open and extensible email & collaboration platform used by service providers, regulated entities (government & financial institutions), enterprises, and small and medium sized businesses around the world. Branded as Zimbra, our open-standards-based email collaboration platform powers hundreds of millions of mailboxes globally through our network of over 500 Business Service Providers, more than 2,000 Value Added Resellers and about 4,000 licensed customers. Zimbra is delivered as software-as-a-service through public and private cloud infrastructure, and as licensed software.

Portal & Advertising:

Synacor’s managed portal network and publisher-focused advertising platform reaches over 200 million monthly unique visitors. These solutions enable our customers to earn incremental revenue by monetizing media from their consumers across all popular devices.

Managed Portals

Our managed portal network consists of white-labeled browser start pages and iOS/Android start apps that serve as daily destinations for consumers. Powered by our media and programming library which includes news, entertainment, and short and long form video, these products increase consumer engagement and generate advertising revenue. They also provide consumers with self-management capabilities for email and messaging, bill paying and other account management activities.

Syndicated Advertising

Synacor’s syndicated advertising platform works with hundreds of publishers to deliver brand-safe monetization that leverages scale, premium brands and programmatic technology across desktop and mobile. We help publishers dynamically target different audiences by matching relevant content to the right users across multiple devices. Publishers also leverage our demand facilitation services to connect premium advertisers and brands with their target audiences on brand-safe sites.

Results of Operations

The following tables set forth our results of operations for the periods presented in amount and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	March 31,
	2019	2018	$ Variance	% Variance
	(in thousands)
Revenue	31,824	32,915	(1,091)	(3.3%)
Cost of revenue [1]	16,506	15,535	971	6.3%
Technology and development 1 2	4,546	6,369	(1,823)	(28.6%)
Sales and marketing [2]	5,991	5,936	55	0.9%
General and administrative 1 2	4,465	5,017	(552)	(11.0%)
Depreciation and amortization	2,435	2,435	—	—
Total costs and operating expenses	33,943	35,292	(1,349)	(3.8%)
Loss from operations	(2,119)	(2,377)	258	(10.9%)
Other income, net	216	119	97	81.5%
Interest expense	(64)	(97)	33	(34.0%)
Loss before income taxes	(1,967)	(2,355)	388	(16.5%)
Provision for income taxes	277	20	257	NM
Net loss	$(2,244)	$(2,375)	$131	(5.5%)

Notes:

1 Exclusive of depreciation and amortization shown separately

2 Includes stock-based compensation, as follows:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Technology and development	$103	$134
Sales and marketing	115	138
General and administrative	113	281
	$331	$553

	Three Months Ended
	March 31,
	2019	2018
Revenue	100.0%	100.0%
Costs and operating expenses:
Cost of revenue [1]	51.9%	47.2%
Technology and development [1]	14.3%	19.3%
Sales and marketing	18.8%	18.0%
General and administrative [1]	14.0%	15.2%
Depreciation and amortization	7.7%	7.4%
Total costs and operating expenses	106.7%	107.2%
Loss from operations	(6.7%)	(7.2%)
Other income, net	0.7%	0.4%
Interest expense	(0.2%)	(0.3%)
Loss before income taxes	(6.2%)	(7.2%)
Provision for income taxes	0.9%	0.1%
Net loss	(7.1%)	(7.2%)

Notes:

1 Exclusive of depreciation and amortization shown separately

Comparison of the three months ended March 31, 2019 and 2018:

Revenue decreased by $1.1 million or 3% for the three months ended March 31, 2019 as compared to the same period in 2018, largely attributable to an overall decline of $1.6 million in Portal & Advertising revenue. Offsetting this decline was an increase in Software and Services revenue of $0.5 million.

Cost of revenue increased $1.0 million, or 6.3%, for the three months ended March 31, 2019 as compared to the same period in the prior year. The increase in cost was primarily due to unfavorable mix along with a one-time adjustment to advertising operations costs and higher royalty costs, which more than offset a $0.5 million decline due to lower revenue.

Technology and development expenses decreased by $1.8 million, or 28.6%, in the three months ended March 31, 2019 as compared to 2018, as a result of lower compensation expenses of $2.0 million, partially offset by higher computer equipment costs of $0.2 million.

Sales and marketing expenses increased by $0.1 million, primarily the result of higher compensation expenses.

General and administrative expenses decreased by $0.6 million, or 11%, for the three months ended March 31, 2019 as compared to the same period in 2018 due to lower professional service fees of $0.2 million and lower compensation expenses of $0.5 million.

Depreciation and amortization remained flat for the three months ended March 31, 2019 as compared to the same period in 2018.

Other income consists of interest income and foreign currency transaction gains and losses related to our international operations. The increase of $0.1 million for the three months ended March 31, 2019 compared to the same period in 2018 was due to unrealized foreign currency transaction gain in the first quarter of 2019 of $0.3 million offset by losses on investment of $0.1 million.

Interest expense consists of interest on finance leases. Interest expense decreased for the three months ended March 31, 2019 over the same period in 2018 primarily due to lower interest incurred on finance leases.

Provision for income taxes of $0.3 million is comprised primarily of current foreign income tax expense, including foreign withholding taxes, offset by deferred income tax benefit.

Segment Results of Operations

During the first quarter of 2019, we made changes to our segment reporting structure that resulted in two reportable segments: 1) Software & Services and 2) Portal & Advertising. Previously we concluded we had one reportable segment. All historical amounts have been restated to reflect this change.

Following are Revenue, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin by reportable segment for the three months ended March 31, 2019 and 2018. Segment Adjusted EBITDA is defined as EBITDA (earnings before interest, income taxes, depreciation and amortization) adjusted for certain non-cash items and other non-recurring income and expenses. Total Segment Adjusted EBITDA is equal to Adjusted EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “—Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and a reconciliation to net loss, the most directly comparable U.S. GAAP measure. Segment Adjusted EBITDA is the primary performance measure used by our senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment Adjusted EBITDA Margin is defined as Segment Adjusted EBITDA as a percent of Segment Revenue.

	Three Months Ended
	March 31,
	2019	2018	$ Variance	% Variance
	(in thousands)
Revenue:
Software & Services	$11,158	$10,685	$473	4.4%
Portal & Advertising	20,666	22,230	(1,564)	(7.0%)
Total Revenue	$31,824	$32,915	$(1,091)	(3.3%)

Segment Adjusted EBITDA:
Software & Services	$2,794	$2,497	$297	11.9%
Portal & Advertising	2,621	3,048	(427)	(14.0%)
Corporate Unallocated Expense	(3,711)	(4,934)	1,223	24.8%
Total Segment Adjusted EBITDA	$1,704	$611	$1,093	178.9%

Segment Adjusted EBITDA Margin:
Software & Services	25.0%	23.4%	N/A	1.7%
Portal & Advertising	12.7%	13.7%	N/A	(1.0%)
Total Segment Adjusted EBITDA Margin	5.4%	1.9%	N/A	3.5%

Software & Services

Net revenue in the first quarter of 2019 increased by $0.5 million or 4% when compared to the first quarter of 2018. Recurring revenue (revenue recognized over time), increased $0.2 million. This was primarily a result of $0.3 million of increased maintenance revenue, offset by a $0.1 million decreased in revenue related to a discontinued video product line. Non-recurring revenue (revenue recognized at a point in time), increased $0.3 million. This was primarily due to higher professional services revenues and one-time setup fees on new contracts.

Segment Adjusted EBITDA in the first quarter of 2019 increased by $0.3 million to $2.8 million or 12% compared to the first quarter of 2018. The increase was primarily due to higher revenue earned in the quarter and lower operating expenses, which was partially offset by $0.2 million higher royalty fees and unfavorable mix. As a result, the Segment Adjusted EBITDA Margin increased to 25.0% compared to 23.4% in the first quarter of 2018.

Portal & Advertising

Revenue in the first quarter of 2019 decreased by $1.6 million or 7%, when compared to the first quarter of 2018. Recurring revenue was down $0.6 million primarily due to the expected, continual declines in premium service fees. Non-recurring revenue was down $1.0 million with lower search revenue partially offset by higher advertising revenue.

Segment Adjusted EBITDA in the first quarter of 2019 decreased by $0.4 million to $2.6 million or 14% compared to the first quarter of 2018. The decrease was due to lower revenue, unfavorable mix and one-time advertising operations costs which were only partially offset by lower operating expenses. As a result, the Segment Adjusted EBITDA Margin decreased to 12.7% compared to 13.7% in the first quarter of 2018.

Corporate Unallocated Expense

Corporate Unallocated Expense primarily includes corporate overhead costs, such as rent, payroll and related benefit costs and professional services which are not directly attributable to any individual segment. Corporate Unallocated Expense Adjusted EBITDA decreased in the first quarter of 2019 by $1.2 million or 25% compared to the first quarter of 2018. The decrease in Adjusted EBITDA is primarily a result of lower compensation costs of $0.3 million and lower professional service fees of $0.5 million.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2018 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have updated our Leases policy in conjunction with the adoption of ASC 842, and our Goodwill and Segments Policy upon the change of reporting structure effective in the first quarter of 2019 that resulted in two reporting units, as further described in Note 1 – The Company and Summary of Significant Accounting Principles to the accompanying condensed consolidated financial statements.

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed within this Quarterly Report on Form 10-Q adjusted EBITDA, a non-U.S. GAAP financial measure. We define adjusted EBITDA as net income (loss) plus: provision (benefit) for income taxes, interest expense, other (income) expense, depreciation and amortization, asset impairments, stock-based compensation, restructuring costs, and certain other one-time items. We have provided a reconciliation below of adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP financial measure.

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

Our use of adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•

although depreciation and amortization and asset impairments are non-cash charges, the assets being depreciated, amortized or impaired may have to be replaced in the future, and adjusted EBITDA does not reflect capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;
•	adjusted EBITDA does not reflect the impact of tax payments that may represent a reduction in cash available to us;
•	adjusted EBITDA does not reflect the impact of principal or interest payments required to service our finance leases or long-term debt borrowings (if any);
•	adjusted EBITDA does not reflect the impact of the cost of business acquisitions on the cash available to us;
•	adjusted EBITDA does not reflect the impact of non-recurring items, such as the costs associated with reductions in workforce on the cash available to us: and
•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, adjusted EBITDA should be considered alongside other financial performance measures, including various cash flow metrics, net (loss) income and our other U.S. GAAP results. The following table presents a reconciliation of adjusted EBITDA to net (loss) income for each of the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(2,244)	$(2,375)
Provision for income taxes	277	20
Interest expense	64	97
Other income, net	(216)	(119)
Depreciation and amortization	2,487	2,435
Capitalized software impairment	226	—
Stock-based compensation expense	331	553
Certain legal expenses *	266	—
Certain professional services fees**	513	—
Adjusted EBITDA	$1,704	$611

*

"Certain legal expenses" include legal fees and other related expenses associated with legal proceedings outside the ordinary course of our business, including the class action securities litigation, and arbitration costs related to the dissolution of a former joint venture.

**	“Certain professional services fees” includes fees and expenses related to merger and acquisition activities.

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

In September 2013, we entered into a Loan and Security Agreement with Silicon Valley Bank, or the Lender, which was amended most recently in February 2019 (as amended, the “Loan Agreement”). The most recent amendment modified the borrowing formula and extended the maturity date to July 22, 2019. The Loan Agreement provides for a $12.0 million secured revolving line of credit. The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of March 31, 2019, we had no outstanding borrowings under the Loan Agreement, and we had $11.4 million of availability based upon the borrowing formula under the Loan Agreement.

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

Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property. The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance. The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of March 31, 2019, we were in compliance with the covenants and anticipate continuing to be so.

As of March 31, 2019, we had approximately $13.5 million of cash and cash equivalents. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our revolving credit line, will be sufficient to meet our anticipated working capital, interest payments, finance and operating lease payment obligations, and capital expenditure requirements for at least the next 12 months.

Cash Flows

Statement of Cash Flows Data

	March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(305)	$(3,544)
Net cash used in investing activities	$(1,325)	$(1,924)
Net cash used in financing activities	$(657)	$(502)

Net Cash Used in Operating Activities

During the three months ended March 31, 2019, net cash used in operating activities of $0.3 million was primarily driven by a net loss of $2.2 million and a decrease in working capital and other net assets of $1.2 million which were offset by $3.1 million of non-cash charges including depreciation, amortization, and stock-based compensation expense.

During the three months ended March 31, 2018, net cash used in operating activities of $3.5 million was primarily driven by a net loss of $2.4 million and a decrease in working capital and other net assets of $4.1 million which were offset by $2.9 million of non-cash charges including depreciation, amortization, and stock-based compensation expense.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $1.3 million in the three months ended March 31, 2019, as compared to $1.9 million in the comparable 2018 period. Cash payments were primarily for the development of software.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2019 of $0.7 million consisted of principal payments on finance lease obligations offset by an insignificant amount of proceeds from the exercise of stock options.

Net cash used in financing activities for the three months ended March 31, 2018 of $0.5 million consisted of principal payments on capital lease obligations offset by an insignificant amount of proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Funds borrowed under the Loan Agreement bear interest at a variable annual rate, at our election, based on either the “prime rate” as published in The Wall Street Journal or LIBOR for the relevant period. If our liquidity coverage ratio (the ratio of cash plus eligible accounts receivable to bank borrowings under the related loan agreement) exceeds 2.75 to 1, LIBOR-based advances bear interest at LIBOR plus 3.5% and prime rate advances bear interest at the prime rate plus 1.0%.  If our liquidity coverage ratio falls below 2.75 to 1, LIBOR-based advances bear interest at LIBOR plus 4.0% and prime rate advances bear interest at the prime rate plus 1.5%. This arrangement subjects us to interest rate risk. A 10% increase or decrease in these interest rates would not have a significant impact on our interest expense. Refer to Note 4 – Long-Term Debt, of the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information about our outstanding debt.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Foreign Currency Exchange Risks

We are also subject to foreign currency exchange risk relating to our operations in Canada, Europe, India, Japan and Singapore. Our expenses at these locations are denominated in the local currencies and our results of operations are influenced by changes in the exchange rates between the U.S. Dollar and these local currencies, principally the Canadian Dollar, Euro, British Pound Sterling, Rupee, Yen, and Singapore Dollar. In addition, certain of our accounts receivable are denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound Sterling and Japanese Yen. A 10% increase or decrease in the applicable currency exchange rates could result in an increase or decrease in our currency exchange (loss) gain of approximately $0.2 million, calculated based on our foreign currency denominated accounts receivable as of March 31, 2019.

We have in the past, and we may in the future, enter into contracts to minimize the foreign currency exchange risk with respect to significant foreign currency denominated accounts receivable balances.

We continue to evaluate our various foreign currency exchange rate exposures and may take additional steps to mitigate these exposures.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective because of certain material weaknesses in our internal controls over financial reporting, as further described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.

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

Remediation Efforts to Address the Material Weaknesses

Management is committed to the remediation of the material weaknesses. While the identified material weaknesses were not remediated as of March 31, 2019, we have taken steps to remediate them and will continue to do so until their remediation is complete. While we have completed measures as of the date of this report, we have not completed and tested all of the planned corrective processes, enhancements, procedures and related evaluations that we believe are necessary to determine whether the material weaknesses have been fully remediated as of March 31, 2019. We believe the corrective actions and controls need to be in operation for a sufficient period of time for management to conclude that the material weaknesses related to: (i) ineffective control activities due to the lack of timeliness and consistency in executing business process controls, and (ii) ineffective monitoring controls to ascertain whether the components of internal control were present and functioning are fully remediated.

As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the planned remediation measures. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting.

Accordingly, we will continue to monitor the effectiveness of our internal control over financial reporting.  We have and will continue to perform additional procedures prescribed by management, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our consolidated financial statements are fairly stated in all material respects. We continue to prioritize remediation efforts and are committed to confirming that any new or enhanced processes and controls that were put in place as part of the remediation are fully operational and consistently applied for a sufficient period of time in order to provide us with adequate assurance of a sustainable and reliable control environment.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for new controls implemented related to our implementation of the new lease accounting standard effective January 1, 2019.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were previously awaiting a decision of an arbitration tribunal following a binding arbitration that took place on July 30, 2018 between us and Maxit Technology Incorporated and Maxit Technology Holdings Limited, (“Maxit”), who were formerly our joint venture partners in China. After unsuccessful settlement discussions between the parties, on January 25, 2016, Maxit requested arbitration under the Rules of the International Chamber of Commerce. In its request for arbitration, Maxit asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, breach of fiduciary duty, and negligent misrepresentation, all arising out of our alleged failure to provide capital and software as required by the joint venture agreement. In its request, Maxit sought an award of money damages based on its share of the lost potential value of the joint venture, as well as a percentage of revenue from any future sales to customers originally introduced by Maxit, interest and legal expenses. Maxit alleged that its share of the lost potential value was approximately $15 million. On March 18, 2019, the arbitral tribunal issued a final award finding that we have no liability to Maxit.

We and our Chief Executive Officer and former Chief Financial Officer were named as defendants in a federal securities class action lawsuit filed April 4, 2018 in the United States District Court for the Southern District of New York. The class includes persons who purchased Synacor’s shares between May 4, 2016 and March 15, 2018. The plaintiff alleged that Synacor made materially false and misleading statements regarding its contract with AT&T and the timing of revenue to be derived therefrom, and that as a result class members suffered losses because Synacor shares traded at artificially inflated prices. The plaintiff sought an unspecified amount of damages, as well as interest, attorneys’ fees and legal expenses. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on July 6, 2018. On October 16, 2018 the court appointed new lead counsel and confirmed the lead plaintiff. The plaintiff filed an amended complaint on November 2, 2018, and we filed a motion to dismiss on December 17, 2018. The plaintiff filed its opposition to the Motion to Dismiss on January 19, 2019 and we filed its reply to plaintiff’s opposition on February 15, 2019. We dispute these claims and intend to defend them vigorously. The liabilities related to this lawsuit are covered by D&O insurance after we reach our deductible.

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

ITEM 1A. RISK FACTORS

The information set forth in this report should be read in conjunction with the risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”). These risks and uncertainties have the potential to materially affect our business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition, or operating results. Except for the legal proceedings described above, we believe there have been no material changes from the risk factors previously disclosed in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Schema Linkbase Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Labels Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

* Submitted electronically with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNACOR, INC.
(Registrant)

Date: May 10, 2019	By:	/s/ Himesh Bhise
Himesh Bhise
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	By:	/s/ Timothy J. Heasley
Timothy J. Heasley
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)