Form 10-Q
period 2019-06-30
Synacor, Inc.
filed 2019-08-09
CIK 1408278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33843
________________________________________________________________________________________________
Synacor, Inc.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________________

Delaware	16-1542712
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

40 La Riviere Drive, Suite 300	14202
Buffalo,	(Zip Code)
New York
(Address of principal executive offices)
________________________________________________________________________________________________
Registrant’s telephone number, including area code: (716) 853-1362
________________________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	SYNC	The Nasdaq Stock Market LLC
(voting)		(The Nasdaq Global Market)

As of August 5, 2019, there were 36,061,416 shares of the registrant’s common stock outstanding.

SYNACOR, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SYNACOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
AS OF JUNE 30, 2019 AND DECEMBER 31, 2018
(In thousands except for share and per share data)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,417	$15,921
Accounts receivable—net of allowance of $260 and $225	21,894	25,567
Prepaid expenses and other current assets	3,871	3,779
Total current assets	39,182	45,267
PROPERTY AND EQUIPMENT, net	18,384	18,707
OPERATING LEASE RIGHT-OF-USE ASSETS, net	6,333	—
GOODWILL	15,947	15,941
INTANGIBLE ASSETS, net	9,482	10,553
OTHER ASSETS	926	995
Total assets	$90,254	$91,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,096	$19,174
Accrued expenses and other current liabilities	5,830	7,849
Current portion of deferred revenue	6,219	6,672
Current portion of long-term debt and finance leases	3,547	2,328
Current portion of operating lease liabilities	2,823	—
Total current liabilities	35,515	36,023
LONG-TERM PORTION OF DEBT AND FINANCE LEASES	491	1,367
LONG-TERM PORTION OF OPERATING LEASE LIABILITIES	3,696	—
DEFERRED REVENUE	2,860	2,214
DEFERRED INCOME TAXES	270	231
OTHER LONG-TERM LIABILITIES	278	457
Total liabilities	43,110	40,292
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock – par value $0.01 per share; authorized 10,000,000 shares; none issued	—	—
Common stock – par value $0.01 per share; authorized 100,000,000 shares; 39,917,519 shares issued and 39,061,146 shares outstanding at June 30, 2019 and 39,880,054 shares issued and 39,027,572 shares outstanding at December 31, 2018	399	399
Treasury stock – at cost, 856,373 shares at June 30, 2019 and 852,482 shares at December 31, 2018	(1,905)	(1,899)
Additional paid-in capital	145,464	144,739
Accumulated deficit	(96,457)	(91,726)
Accumulated other comprehensive loss	(357)	(342)
Total stockholders’ equity	47,144	51,171
Total liabilities and stockholders’ equity	$90,254	$91,463
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(In thousands except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE	$31,849	$35,923	$63,673	$68,838
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	17,152	18,506	33,658	34,041
Technology and development (exclusive of depreciation and amortization shown separately below)	4,577	5,819	9,123	12,188
Sales and marketing	5,550	6,904	11,541	12,840
General and administrative (exclusive of depreciation and amortization shown separately below)	3,955	4,320	8,420	9,337
Depreciation and amortization	2,567	2,444	5,002	4,879
Total costs and operating expenses	33,801	37,993	67,744	73,285
LOSS FROM OPERATIONS	(1,952)	(2,070)	(4,071)	(4,447)
OTHER (EXPENSE) INCOME, net	(207)	(133)	9	(14)
INTEREST EXPENSE	(55)	(88)	(119)	(185)
LOSS BEFORE INCOME TAXES	(2,214)	(2,291)	(4,181)	(4,646)
PROVISION FOR INCOME TAXES	273	293	550	313
NET LOSS	$(2,487)	$(2,584)	$(4,731)	$(4,959)
NET LOSS PER SHARE:
Basic	$(0.06)	$(0.07)	$(0.12)	$(0.13)
Diluted	$(0.06)	$(0.07)	$(0.12)	$(0.13)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE:
Basic	39,056,381	38,823,056	39,047,561	38,808,690
Diluted	39,056,381	38,823,056	39,047,561	38,808,690
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(2,487)	$(2,584)	$(4,731)	$(4,959)
Other comprehensive loss:
Changes in foreign currency translation adjustment	122	(111)	(15)	(175)
Comprehensive loss	$(2,365)	$(2,695)	$(4,746)	$(5,134)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – UNAUDITED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019
(In thousands except for share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
BALANCE—April 1, 2019	39,905,289	$399	852,607	$(1,899)	$145,123	$(93,970)	$(479)	$49,174
Exercise of common stock options	1,708	—	—	—	3	—	—	3
Stock-based compensation cost	—	—	—	—	338	—	—	338
Vesting of restricted stock units, net of treasury stock	10,522	—	3,766	(6)	—	—	—	(6)
Net loss	—	—	—	—	—	(2,487)	—	(2,487)
Other comprehensive loss	—	—	—	—	—	—	122	122
BALANCE—June 30, 2019	39,917,519	$399	856,373	$(1,905)	$145,464	$(96,457)	$(357)	$47,144

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
BALANCE—January 1, 2019	39,880,054	$399	852,482	$(1,899)	$144,739	$(91,726)	$(342)	$51,171
Exercise of common stock options	26,527	—	—	—	40	—	—	40
Stock-based compensation cost	—	—	—	—	685	—	—	685
Vesting of restricted stock units, net of treasury stock	10,938	—	3,891	(6)	—	—	—	(6)
Net loss	—	—	—	—	—	(4,731)	—	(4,731)
Other comprehensive loss	—	—	—	—	—	—	(15)	(15)
June 30, 2019	39,917,519	$399	856,373	$(1,905)	$145,464	$(96,457)	$(357)	$47,144
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – UNAUDITED
FOR THE THREE AND SIX MONTHS ENDED June 30, 2018
(In thousands except for share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
BALANCE—April 1, 2018	39,638,942	$396	842,220	$(1,881)	$143,054	$(86,546)	$(93)	$54,930
Exercise of common stock options	49,218	(3)	—	—	88	—	—	85
Stock-based compensation cost	—	—	—	—	556	—	—	556
Vesting of restricted stock units, net of treasury stock	16,660	—	6,534	(12)	—	—	—	(12)
Net loss	—	—	—	—	—	(2,584)	—	(2,584)
Other comprehensive loss	—	—	—	—	—	—	(111)	(111)
BALANCE—June 30, 2018	39,704,820	$393	848,754	$(1,893)	$143,698	$(89,130)	$(204)	$52,864

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
BALANCE—January 1, 2018	39,625,980	$396	842,220	$(1,881)	$142,486	$(86,627)	$(29)	$54,345
Impact of the adoption of ASC 606, net of tax	—	—	—	—	—	2,456	—	2,456
Exercise of common stock options	61,764	(3)	—	—	88	—	—	85
Stock-based compensation cost	—	—	—	—	1,124	—	—	1,124
Vesting of restricted stock units, net of treasury stock	17,076	—	6,534	(12)	—	—	—	(12)
Net loss	—	—	—	—	—	(4,959)	—	(4,959)
Other comprehensive loss	—	—	—	—	—	—	(175)	(175)
BALANCE—June 30, 2018	39,704,820	$393	848,754	$(1,893)	$143,698	$(89,130)	$(204)	$52,864
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,731)	$(4,959)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	5,473	4,879
Capitalized software impairment	226	—
Stock-based compensation expense	655	1,090
Provision for deferred income taxes	40	(119)
Change in allowance for doubtful accounts	34	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,639	9,942
Prepaid expenses and other assets	(23)	(882)
Operating lease right-of-use assets and liabilities, net	36	—
Accounts payable, accrued expenses and other liabilities	(4,030)	(10,586)
Deferred revenue	193	(1,946)
Net cash provided by (used in) operating activities	1,512	(2,581)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,444)	(3,978)
Net cash used in investing activities	(2,444)	(3,978)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt and finance leases	(1,585)	(867)
Proceeds from exercise of common stock options	40	103
Purchase of treasury stock and shares received to satisfy minimum tax withholdings	(6)	(12)
Net cash used in financing activities	(1,551)	(776)
Effect of exchange rate changes on cash and cash equivalents	(21)	(187)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,504)	(7,522)
Cash and cash equivalents, beginning of period	15,921	22,476
Cash and cash equivalents, end of period	$13,417	$14,954
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$120	$175
Cash paid for income taxes	$403	$185
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Minimum long-term debt and finance lease payments in accounts payable	$88	$436
Accrued property and equipment expenditures	$188	$208
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
AS OF JUNE 30, 2019 AND DECEMBER 31, 2018, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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
Additionally, the Company has reclassified certain costs and expenses in the consolidated statement of operations for the three and six months ended June 30, 2018, amounting to $0.3 million and $0.6 million respectively, from technology and development to cost of revenue to conform to the current period presentation. These reclassifications had no effect on previously reported total costs and operating expenses and net loss.
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
Concentrations of Risk —
As of June 30, 2019 and December 31, 2018, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable as follows:

	Accounts Receivable
	June 30, 2019	December 31, 2018
Portal & Advertising Customer A	13%	15%

For the three and six months ended June 30, 2019 and 2018, the Company had concentrations equal to or exceeding 10% of the Company’s revenue as follows:

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Google search	12%	14%	12%	14%
Google advertising affiliate	*	12%	*	14%
Portal & Advertising Customer A	12%	*	13%	*
* - Less than 10%
For the three and six months ended June 30, 2019 and 2018, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue:

	Cost of Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Portal & Advertising Customer B	28%	30%	29%	26%

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
Recently Adopted
On January 1, 2019 the Company adopted ASU No. 2016-2, Leases (Topic 842) (ASU 2016-2), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional, optional transition method with which to adopt the new leases standard. This additional transition method allows for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, rather than in the earliest period presented in the financial statements, as originally required by ASU 2016-2. The Company adopted the standard using the additional transition method introduced by ASU 2018-11. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. For information regarding the impact of Topic 842 adoption, see Significant Accounting Policies - Leases and Note 3 — Leases.
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
On January 1, 2019, the Company recognized additional ROU assets of $10.2 million, with corresponding liabilities of $10.4 million on the condensed consolidated balance sheet. The difference between the lease liability and the ROU asset represents the existing deferred rent liabilities balances before adoption, resulting from historical straight-lining of rent expense, which was reclassified upon adoption to reduce the measurement of the initial ROU asset. This was in addition to the $3.4 million of finance lease ROU assets previously reported in property and equipment, net as capital leases. The adoption did not impact our beginning stockholders’ equity, and did not have a material impact on the condensed consolidated statement of operations and statement of cash flows for the three and six months ended June 30, 2019.
Under Topic 842, the Company determines if an arrangement is a lease and classifies that lease as either an operating or finance lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, only payments that are fixed and determinable at the time of commencement are considered. As many of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is a hypothetical rate based on factors including the Company’s credit rating. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the options will be exercised.
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
Significant Accounting Policies – Goodwill and Segments
During the first quarter of 2019, the Company made changes to its segment reporting structure that resulted in two reportable segments: 1) Software & Services and 2) Portal & Advertising. Previously the Company concluded that it had one reportable segment. This change resulted in two reporting units for the purpose of impairment analysis for goodwill.
The Company evaluates goodwill for impairment for each of its reporting units at least annually, during the fourth quarter, and whenever events occur or circumstances change, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. The Company is required to evaluate goodwill for impairment when there is a change in reporting units.
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

The market approach determines fair value based on available market pricing for comparable assets. Valuation multiples were calculated utilizing actual transaction prices and revenue or EBITDA data from target companies deemed similar to the reporting unit. Valuation multiples were then applied to certain operating statistics such as revenue or EBITDA, and an estimated control premium was applied.
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
Impairment Analysis
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
In accordance with ASC 350-20-35, the Company assesses goodwill of an entity (or a reporting unit) for impairment if an event occurs or circumstances change that indicate that the fair value of the entity (or the reporting unit) may be below its carrying amount (a triggering event). As a result of the such assessment of relevant events and circumstances, the Company performed a quantitative test for the Portal & Advertising segment as of June 30, 2019 for which the fair value exceeded the carrying value.
As such, no impairment charges were recorded for the three and six months ended June 30, 2019.

2.	Revenue from Contracts with Customers
The Company generates all of its revenue from contracts with customers. Many of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of software licenses are typically estimated using the residual approach. Standalone selling prices of services are typically estimated based on observable transactions when these services are sold on a standalone basis. The Company usually expects payment within 30 to 90 days from the invoice date (fulfillment of performance obligations or per contract terms). None of the Company’s contracts as of June 30, 2019 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced, collected from, or paid to its customers as part of a revenue-share arrangement, are recognized as deferred revenue.
Disaggregation of revenue
The following table provides information about disaggregated revenue for the three and six months ended June 30, 2019 and 2018 by the timing of revenue recognition, and includes a reconciliation of the disaggregated revenue by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Software & Services
Products and services transferred over time	$8,388	$9,042	$17,263	$17,828
Products transferred at a point in time	2,200	3,784	4,483	5,683
Total Software & Services	$10,588	$12,826	$21,746	$23,511
Portal & Advertising
Products and services transferred over time	$1,202	$1,964	$2,708	$4,051
Products transferred at a point in time	20,059	21,133	39,219	41,276
Total Portal & Advertising	$21,261	$23,097	$41,927	$45,327
Total Revenue	$31,849	$35,923	$63,673	$68,838

Revenue disaggregated by geography, based on the billing address of our customer, consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
United States	$26,974	$29,354	$53,248	$56,392
International	4,875	6,569	10,425	12,446
Total revenue	$31,849	$35,923	$63,673	$68,838

Remaining Performance Obligations
Deferred revenue is recorded when cash payments are received or due in advance of revenue recognition from software licenses, professional services, and maintenance agreements. The timing of revenue recognition may differ from the timing of billings to customers. The changes in deferred revenue, inclusive of both current and long-term, are as follows (in thousands):

(in thousands)
Beginning balance - January 1, 2019	$8,886
Recognition of deferred revenue	(5,888)
Deferral of revenue	6,416
Effect of foreign currency translation	(335)
Ending balance - June 30, 2019	$9,079

The majority of the deferred revenue balance above relates to the maintenance and support contracts for the Company's email software licenses. These are recognized straight-line over the life of the contract, with the majority of the balance being recognized within the next twelve months.
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
The Company enters into various noncancelable operating lease agreements for certain of our offices, data centers, colocations and network equipment. The Company’s leases have original lease periods expiring between 2019 and 2024. Many leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The Company’s variable lease payments are immaterial and its lease agreements do not contain any material residual value guarantees or material restrictive covenants. Operating lease costs are included in cost of revenue and general and administrative costs in the Company’s condensed consolidated statements of operations. Finance amortization lease costs are included in depreciation and amortization, and finance lease interest costs are included in interest expense in the Company’s condensed consolidated statements of operations.
The components of lease costs, lease term and discount rate are as follows (lease cost in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost
Amortization of right-of-use assets	$958	$1,586
Interest	211	400
Operating lease cost	1,129	2,219
Total lease cost	$2,298	$4,205

Weighted Average Remaining Lease Term
Operating leases	2.2	Years
Finance leases	1.1	Years

Weighted Average Discount Rate
Operating leases	6.0%
Finance leases	5.9%

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2019 (in thousands):

	Operating Leases	Finance Leases
The remainder of 2019	$1,785	$2,181
2020	2,286	2,283
2021	1,605	107
2022	944	—
2023	448	—
2024	36	—
Total undiscounted cash flows	$7,104	$4,571
Less imputed interest	(585)	(533)
Present value of lease liabilities	$6,519	$4,038

As of June 30, 2019, the Company has entered into a finance lease that will commence in the third quarter of 2019 with future lease payments of $1.1 million, with a noncancelable lease term of 3 years. This lease is not reflected in the table above.
As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and under Accounting Standard Codification Topic 840, the predecessor to Topic 842, the following is a summary of annual future minimum lease and rental commitments under noncancelable operating leases as of December 31, 2018 (in thousands):

Year Ending December 31,	Operating Lease Commitments
2019	$5,276
2020	3,101
2021	1,594
2022	782
2023	250
2024	33
Total lease commitments	$11,036

Supplemental cash flow information related to leases are as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,324
Operating cash flows from financing leases	$400
Financing cash flows from finance leases	$1,586

Lease liabilities arising from obtaining right-of-use-assets:
Operating leases	$64
Finance leases	$1,925

4.	Goodwill and Intangible Assets
As described in Note 1 - The Company and Summary of Significant Accounting Principles, the Company changed its reportable segments during the first quarter of 2019. Goodwill was assigned to the new reportable segments on the relative fair value basis.
The changes in the carrying amount of Goodwill for the six months ended June 30, 2019 are as follows (in thousands):

	Software & Services	Portal & Advertising	Total
December 31, 2018	$11,318	$4,623	$15,941
Effect of foreign currency translation	6	—	6
June 30, 2019	$11,324	$4,623	$15,947

As described in Note 1 - The Company and Summary of Significant Accounting Principles, there were no goodwill impairment losses recorded during the three and six months ending June 30, 2019. The Company has no accumulated impairment losses.
Intangible assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Customer and publisher relationships	$14,780	$14,780
Technology	2,330	2,330
Trademark	300	300
Intangible assets, gross	17,410	17,410
Less accumulated amortization	(7,928)	(6,857)
Intangible assets, net	$9,482	$10,553

Amortization of intangible assets totaled $0.5 million for the three months ended June 30, 2019 and 2018, and $1.1 million for the six months ended June 30, 2019 and 2018.  Based on acquired intangible assets recorded at June 30, 2019, amortization is expected to be $1.1 million for the remainder of 2019, $2.0 million in 2020, $1.4 million in 2021, $1.3 million in 2022, and $1.3 million in 2023.

5.	Property and Equipment – Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Computer equipment	$29,419	$27,294
Computer software	32,918	27,422
Furniture and fixtures	1,623	1,618
Leasehold improvements	1,247	1,256
Work in process (primarily software development costs)	839	4,584
Other	179	179
Property and equipment, gross	66,225	62,353
Less accumulated depreciation	(47,841)	(43,646)
Property and equipment, net	$18,384	$18,707

Depreciation expense totaled $2.5 million and $1.9 million for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense totaled $4.4 million and $3.8 million for the six months ended June 30, 2019 and 2018, respectively.
Property and equipment includes computer equipment and software held under finance leases of $10.3 million and $8.4 million as of June 30, 2019 and December 31, 2018, respectively. Accumulated depreciation of computer equipment and software held under finance leases amounted to $6.5 million as of June 30, 2019. Accumulated depreciation of computer equipment and software held under capital leases amounted to $5.0 million as of December 31, 2018, respectively.
For the three months ended June 30, 2019 and 2018, the Company capitalized a total of $0.8 million and $1.1 million of costs that occurred during the application development phase, related to the development of internal-use software. The Company capitalized a total of $0.4 million and $0.5 million of costs related to the development of software for sale or license for the months three ended June 30, 2019 and 2018 that occurred after technological feasibility had been achieved.
For the six months ended June 30, 2019 and 2018, the Company capitalized a total of $1.5 million and $1.9 million of costs that occurred during the application development phase, related to the development of internal-use software. The Company capitalized a total of $0.7 million and $0.8 million of costs related to the development of software for sale or license for the six months ended June 30, 2019 and 2018 that occurred after technological feasibility had been achieved.
Amortization of software capitalized for internal use was $1.0 million for the three months ended June 30, 2019 and 2018, and $2.1 million for the six months ended June 30, 2019 and 2018, respectively, and included in depreciation and amortization in the consolidated statement of operations. Amortization of software for sale or license was $0.4 million for the three and six months ended June 30, 2019 and was not material for the three and six months ended June 30, 2018.
There were no impairment charges related to software, previously capitalized for internal use, for the three months ended June 30, 2019. Impairment charges related to the six months ended June 30, 2019 were $0.2 million and were included in general and administrative expense in the consolidated statement of operations. There were no impairment charges during the three and six months ended June 30, 2018. The impairment charges are a result of circumstances that indicated that the carrying values of the assets were not fully recoverable. The Company utilizes the discounted cash flow method to determine the fair value of the capitalized software assets.
The following table sets forth long-lived tangible assets by geographic area (in thousands):

	June 30, 2019	December 31, 2018
Long-lived tangible assets:
United States	$17,948	$18,217
International	436	490
Total long-lived tangible assets	$18,384	$18,707

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued compensation	$3,925	$5,801
Accrued content fees and other costs of revenue	343	342
Accrued taxes	225	206
Other	1,337	1,500
Total	$5,830	$7,849

Included in accrued compensation are accrued severance costs. In 2018, the Company initiated a cost reduction program to drive overall efficiency while adding capacity and streamlining the organization. These actions resulted in workforce reductions, office consolidations and consolidating operations. The below table summarizes the activity in the accrued severance account (in thousands).

June 30, 2019
Balance at January 1, 2019	$274
Charged to expense	—
Cash payments	(208)
Balance at June 30, 2019	$66

7.	Segment Information
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
The tables below summarize the financial information for the Company’s reportable segments for the three and six months ended June 30, 2019 and 2018 (in thousands). The “Corporate Unallocated Expenses” category, as it relates to Segment Adjusted EBITDA, primarily includes corporate overhead costs, such as rent, payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Revenue	Cost of revenue (1)	Segment Adjusted EBITDA	Revenue	Cost of revenue (1)	Segment Adjusted EBITDA
Software & Services	$10,588	$3,234	$2,794	$21,746	$6,737	$5,588
Portal & Advertising	21,261	13,918	2,534	41,927	26,921	5,155
Corporate Unallocated Expenses	—	—	(3,713)	—	—	(7,424)
Total Company	$31,849	$17,152	$1,615	$63,673	$33,658	$3,319

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Revenue	Cost of revenue (1)	Segment Adjusted EBITDA	Revenue	Cost of revenue (1)	Segment Adjusted EBITDA
Software & Services	$12,826	$3,149	$4,393	$23,511	$6,257	$6,890
Portal & Advertising	23,097	15,357	964	45,327	27,784	4,012
Corporate Unallocated Expenses	—	—	(4,178)	—	—	(9,112)
Total Company	$35,923	$18,506	$1,179	$68,838	$34,041	$1,790
Notes:
(1) Exclusive of depreciation and amortization shown separately on the condensed consolidated statements of operations
The following table reconciles total Segment Adjusted EBITDA to Net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Total Segment Adjusted EBITDA	$1,615	$1,179	$3,319	$1,790
Less:
Provision for income taxes	(273)	(293)	(550)	(313)
Interest expense	(55)	(88)	(119)	(185)
Other (expense) income, net	(207)	(133)	9	(14)
Depreciation and amortization	(2,986)	(2,444)	(5,473)	(4,879)
Capitalized software impairment	—	—	(226)	—
Stock-based compensation expense	(324)	(537)	(655)	(1,090)
Restructuring costs	—	(268)	—	(268)
Certain legal expenses *	(257)	—	(523)	—
Certain professional services fees**	—	—	(513)	—
Net loss	$(2,487)	$(2,584)	$(4,731)	$(4,959)

*	"Certain legal expenses" include legal fees and other related expenses outside the ordinary course of business.

**	“Certain professional services fees” includes fees and expenses related to merger and acquisition activities.

8.	Commitments and Contingencies
Contract Commitments —

The Company is obligated to make minimum payments under various contracts with vendors and other business partners, principally for revenue-share and content arrangements. Contract commitments as of June 30, 2019 are as follows (in thousands):

Year ending December 31,
2019 (remaining six months)	450
2020	753
Total	$1,203

Litigation —
The Company and its Chief Executive Officer and former Chief Financial Officer were named as defendants in a federal securities class action lawsuit filed on April 4, 2018 in the United States District Court for the Southern District of New York. The class includes persons who purchased the Company’s shares between May 4, 2016 and March 15, 2018. The plaintiff alleged that the Company made materially false and misleading statements regarding its contract with AT&T and the timing of revenue to be derived therefrom, and that as a result, class members suffered losses because Synacor shares traded at artificially inflated prices. The plaintiff sought an unspecified amount of damages, as well as interest, attorneys’ fees and legal expenses. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on July 6, 2018. On October 16, 2018 the court appointed new lead counsel and confirmed the lead plaintiff. The plaintiff filed an amended complaint on November 2, 2018 and the Company filed a motion to dismiss on December 17, 2018. The plaintiff filed its opposition to the Motion to Dismiss on January 19, 2019 and the Company filed its reply to plaintiff’s opposition on February 15, 2019. The Company disputes these claims and intends to defend them vigorously. The Company cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any. Legal fees and liabilities related to this lawsuit are covered by D&O insurance after the Company reaches its deductible.
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
The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods indicated:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Weighted average grant date fair value	$1.00	$0.98
Expected dividend yield	—%	—%
Expected stock price volatility	66%	48%
Risk-free interest rate	2.3%	2.7%
Expected life of options (in years)	6.09	6.25

Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the periods presented, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Technology and development	$92	$134	$195	$268
Sales and marketing	111	126	226	264
General and administrative	121	277	234	558
Total stock-based compensation expense	$324	$537	$655	$1,090

Stock Option Activity – A summary of the stock option activity for the six months ended June 30, 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	7,669,093	$2.51
Granted	379,800	1.64
Exercised	(26,527)	1.48
Forfeited	(96,000)	2.19
Expired	(240,981)	2.52
Outstanding at June 30, 2019	7,685,385	$2.47	6.10	$54
Vested and expected to vest at June 30, 2019	7,598,746	$2.48	6.07	$54
Vested and exercisable at June 30, 2019	5,891,864	$2.53	5.36	$47

Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the Nasdaq Global Market as of June 30, 2019 was $1.56 per share. The total intrinsic value of options exercised for the three and six months ended June 30, 2019 was minimal. The weighted average fair value of options granted during the six months ended June 30, 2019 amounted to $1.00 per option share.
As of June 30, 2019, the unrecognized compensation cost related to options granted, for which vesting is probable, and adjusted for estimated forfeitures, was approximately $2.0 million. This cost is expected to be recognized over a weighted-average remaining period of 2.4 years.

RSU Activity —A summary of RSU activity for the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted Average Fair Value
Unvested—January 1, 2019	11,346	$3.60
Granted	383,500	1.76
Released	(10,938)	3.62
Forfeited	(2,000)	1.76
Unvested June 30, 2019	381,908	$1.76
Unvested expected to vest-June 30, 2019	381,918	$1.76

As of June 30, 2019, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was $0.5 million. This cost is expected to be recognized over a weighted-average remaining period of 2.7 years.

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
The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Anti-dilutive equity awards:
Stock options	7,547,855	8,741,361	7,588,267	8,741,361
Restricted stock units	388,169	34,607	262,561	34,607
Warrants	—	600,000	—	600,000

11.	Subsequent Event
On August 7, 2019, the Company entered into a new Loan and Security Agreement, the "Agreement", with Silicon Valley Bank, or the "Lender". The Lender agreed to provide a $12.0 million secured revolving line of credit, the “credit facility”. The credit facility is available for cash borrowings, subject to a Borrowing Base formula based upon eligible accounts receivable. The maturity of the Agreement is two years from the date of the Agreement. Any borrowings under the Agreement bear interest, based on an interest rate dependent on cash liquidity for the relevant period. Cash liquidity is defined as cash plus (a) the lesser of (i) the Revolving Line or (ii) the amount available under the Borrowing Base minus (b) the outstanding principal balance of any Advances. If cash liquidity is greater than $20.0 million then the interest rate is the greater of the "prime rate” as published in The Wall Street Journal (WSJ) for the relevant period plus 0.50% or 5.50%. If cash liquidity is less than $20.0 million then the interest rate is the greater of WSJ prime rate plus 1.00% or 6.00%. The Agreement maintains certain reporting requirements, conditions, and covenants. The financial covenants include that the Company must maintain a Minimum Liquidity Coverage greater than or equal to 2.25:1.00. Additionally, when cash liquidity falls below $20.0 million, the Agreement includes certain trailing six month Free Cash Flow requirements, tested on a quarterly basis. Free Cash Flow is to be defined as (a) Adjusted EBITDA, minus (b) capital expenditures determined in accordance with GAAP, minus (c) capitalized software expenses, determined in accordance with GAAP, and minus (d) cash taxes, determined in accordance with GAAP.

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
Results of Operations
The following tables set forth our results of operations for the periods presented in amount (in thousands) and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$31,849	$35,923	$63,673	$68,838
Cost of revenue (1)	17,152	18,506	33,658	34,041
Technology and development (1) (2)	4,577	5,819	9,123	12,188
Sales and marketing (2)	5,550	6,904	11,541	12,840
General and administrative (1) (2)	3,955	4,320	8,420	9,337
Depreciation and amortization	2,567	2,444	5,002	4,879
Total costs and operating expenses	33,801	37,993	67,744	73,285
Loss from operations	(1,952)	(2,070)	(4,071)	(4,447)
Other (expense) income, net	(207)	(133)	9	(14)
Interest expense	(55)	(88)	(119)	(185)
Loss before income taxes	(2,214)	(2,291)	(4,181)	(4,646)
Provision for income taxes	273	293	550	313
Net loss	$(2,487)	$(2,584)	$(4,731)	$(4,959)
Notes:
(1) Exclusive of depreciation and amortization shown separately
(2) Includes stock-based compensation, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Technology and development	$92	$134	$195	$268
Sales and marketing	111	126	226	264
General and administrative	121	277	234	558
Total stock-based compensation expense	$324	$537	$655	$1,090

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Cost of revenue (1)	53.9	51.5	52.9	49.5
Technology and development (1) (2)	14.4	16.2	14.3	17.7
Sales and marketing (2)	17.4	19.2	18.1	18.7
General and administrative (1) (2)	12.4	12.0	13.2	13.6
Depreciation and amortization	8.1	6.8	7.9	7.1
Total costs and operating expenses	106.2	105.7	106.4	106.6
Loss from operations	(6.1)	(5.8)	(6.4)	(6.5)
Other (expense) income, net	(0.6)	(0.4)	—	—
Interest expense	(0.2)	(0.2)	(0.2)	(0.3)
Loss before income taxes	(7.0)	(6.4)	(6.6)	(6.7)
Provision for income taxes	0.9	0.8	0.9	0.5
Net loss	(7.9)%	(7.2)%	(7.5)%	(7.2)%
Notes:
(1) Exclusive of depreciation and amortization shown separately
(2) Includes stock-based compensation, as follows:

Comparison of the three and six months ended June 30, 2019 and 2018:
Revenue decreased by $4.1 million or 11% for the three months ended June 30, 2019 as compared to the same period in 2018, attributable to an overall decline of $2.2 million in Software & Services revenue and a decline of $1.8 million in Portal & Advertising revenue . Revenue decreased by $5.2 million or 8% for the six months ended June 30, 2019 as compared to the same period in 2018, attributable to an overall decline of $1.8 million in Software & Services revenue and a decline of $3.4 million in Portal & Advertising revenue.
Cost of revenue decreased $1.4 million, or 7%, for the three months ended June 30, 2019 as compared to the same period in the prior year. The decrease in cost was primarily due to lower revenue which was offset by higher royalty costs and unfavorable mix. Cost of revenue decreased $0.4 million or 1% for the six months ended June 30, 2019 as compared to the same period in the prior year. The decrease in cost was primarily due to lower revenue which was offset by unfavorable mix, a one-time adjustment to advertising operations costs and higher royalty costs.
Technology and development expenses decreased by $1.2 million, or 21%, in the three months ended June 30, 2019 as compared to 2018, primarily as a result of lower compensation expenses. Technology and development expenses decreased by $3.1 million, or 25%, in the six months ended June 30, 2019 as compared to 2018, primarily due to lower compensation expense of $2.9 million and lower professional service fees of $0.2 million.
Sales and marketing expenses decreased by $1.4 million, or 20%, in the three months ended June 30, 2019 as compared to 2018, primarily the result of lower compensation expenses of $1.1 million and lower travel expenses of $0.2 million. Sales and marketing expenses decreased by $1.3 million, or 10%, in the six months ended June 30, 2019 as compared to 2018, primarily the result of lower compensation expenses of $0.7 million, lower professional services fees of $0.2 million and lower travel expenses of $0.4 million.
General and administrative expenses decreased by $0.4 million, or 8%, for the three months ended June 30, 2019 as compared to the same period in 2018 due to lower professional service fees of $0.7 million, which was partially offset by higher facilities costs of $0.1 million and increased computer software costs of $0.1 million. General and administrative expenses decreased by $0.9 million, or 10%, for the six months ended June 30, 2019 as compared to the same period in 2018 due to lower professional service fees of $1.0 million and lower compensation expenses of $0.5 million. The declines were offset by software impairment costs of $0.2 million and higher computer software costs of $0.2 million.
Depreciation and amortization remained relatively flat for the three and six months ended June 30, 2019 as compared to the same periods in 2018.

Other (expense) income, net consists of interest income and foreign currency transaction gains and losses related to our international operations. The increase of expense of $0.1 million for the three months ended June 30, 2019 compared to the same period in 2018 was due to unrealized foreign currency transaction loss in the second quarter of 2019. This was offset by unrealized foreign currency transaction gain of the same amount in the first quarter of 2019, almost completely offsetting expense for the six months ended June 30, 2019. The same trend occurred in the six months ended June 30, 2018.
Interest expense consists of interest on finance leases. Interest expense decreased for the three months and for the six months ended June 30, 2019 over the same periods in 2018 primarily due to lower interest incurred on finance leases.
Provision for income taxes of $0.3 million for the three months ended June 30, 2019 and 2018 and $0.6 million and $0.3 million for the six months ended June 30, 2019 and June 30, 2018 respectively, is comprised primarily of current foreign income tax expense, including foreign withholding taxes, offset by deferred income tax benefit.
Segment Results of Operations
During the first quarter of 2019, we made changes to our segment reporting structure that resulted in two reportable segments: 1) Software & Services and 2) Portal & Advertising. Previously we concluded we had one reportable segment. All historical amounts have been restated to reflect this change.
Following are Revenue, Segment Adjusted EBITDA (in thousands) and Segment Adjusted EBITDA Margin by reportable segment for the three and six months ended June 30, 2019 and 2018. Segment Adjusted EBITDA is defined as EBITDA (earnings before interest, income taxes, depreciation and amortization) adjusted for certain non-cash items and other non-recurring income and expenses. Total Segment Adjusted EBITDA is equal to Adjusted EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “Adjusted EBITDA” below for a definition of Adjusted EBITDA and a reconciliation to net loss, the most directly comparable U.S. GAAP measure. Segment Adjusted EBITDA is the primary performance measure used by our senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment Adjusted EBITDA Margin is defined as Segment Adjusted EBITDA as a percent of Segment Revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Software & Services	$10,588	$12,826	$21,746	$23,511
Portal & Advertising	21,261	23,097	41,927	45,327
Total Revenue	$31,849	$35,923	$63,673	$68,838

Segment Adjusted EBITDA:
Software & Services	$2,794	$4,393	$5,588	$6,890
Portal & Advertising	2,534	964	5,155	4,012
Corporate Unallocated Expense	(3,713)	(4,178)	(7,424)	(9,112)
Total Segment Adjusted EBITDA	$1,615	$1,179	$3,319	$1,790

Segment Adjusted EBITDA Margin:
Software & Services	26.4%	34.3%	25.7%	29.3%
Portal & Advertising	11.9%	4.2%	12.3%	8.9%
Total Segment Adjusted EBITDA Margin	5.1%	3.3%	5.2%	2.6%
Software & Services
Revenue in the second quarter of 2019 decreased by $2.2 million or 17% when compared to the second quarter of 2018. Recurring revenue (revenue recognized over time), decreased $0.7 million. This was primarily driven by a $0.4 million decrease in revenue related to a discontinued video product line. Non-recurring revenue (revenue recognized at a point in time), decreased $1.6 million when compared with the same three-month period in 2018. This was primarily due $1.0 million of non-recurring service revenue recognized in the second quarter of 2018 and lower professional services revenue.

Revenue in the first half of 2019 decreased by $1.8 million or 8% when compared to the first half of 2018. Recurring revenue (revenue recognized over time) decreased $0.6 million, primarily due to the discontinued video product line. Non-recurring revenue (revenue recognized at a point in time) decreased $1.2 million. This was primarily due to the $1.0 million of non-recurring service revenue recognized in the second quarter of 2018 and lower professional services revenue.
Segment Adjusted EBITDA in the second quarter of 2019 decreased by $1.6 million to $2.8 million compared to the second quarter of 2018. The decrease was primarily due to lower revenue, higher royalty fees and unfavorable mix which were only partially offset by lower operating expenses. As a result, the Segment Adjusted EBITDA Margin decreased to 26.4% compared to 34.3% in the second quarter of 2018. Segment Adjusted EBITDA in the first half of 2019 decreased by $1.3 million to $5.6 million or 19% compared to the first half of 2018. The decrease was primarily due to lower revenue, higher royalty fees and unfavorable mix which were only partially offset by lower operating expenses. As a result, the Segment Adjusted EBITDA Margin decreased to 25.7% compared to 29.3% in the first half of 2018.
Portal & Advertising
Revenue in the second quarter of 2019 decreased by $1.8 million or 8%, when compared to the second quarter of 2018. Recurring revenue was down $0.8 million primarily due to lower portal fees and the expected, continual decline in premium service fees. Non-recurring revenue was down $1.1 million primarily due to lower portal and advertising revenue that was partially offset by growth in publisher based advertising. The same trends continued for the first half of 2019 when compared to the same period in 2018. Revenue decreased by $3.4 million or 8%. Recurring revenue was down $1.3 million and non-recurring revenue was down $2.1 million.
Segment Adjusted EBITDA in the second quarter of 2019 increased by $1.6 million to $2.5 million compared to the second quarter of 2018. The increase was primarily due to lower operating expenses and improved advertising margins which more than offset the lower revenue. As a result, the Segment Adjusted EBITDA Margin increased to 11.9% compared to 4.2% in the second quarter of 2018. Segment Adjusted EBITDA in the first half of 2019 increased by $1.1 million to $5.2 million compared to the first half of 2018. The increase was due to lower operating expenses and improved advertising margins which more than offset the lower revenue and some one-time advertising operations costs. As a result, the Segment Adjusted EBITDA Margin increased to 12.3% compared to 8.9% in the first half of 2018.
Corporate Unallocated Expense
Corporate Unallocated Expense primarily includes corporate overhead costs, such as rent, payroll and related benefit costs and professional services which are not directly attributable to any individual segment. Corporate Unallocated Expense decreased in the second quarter of 2019 by $0.5 million or 11% compared to the second quarter of 2018. The decrease in expense is primarily a result of lower professional service fees. Corporate Unallocated Expense decreased in the first half of 2019 by $1.7 million or 19% compared to the second quarter of 2018. The decrease in Corporate Unallocated expense is primarily a result of lower professional service fees of $1.0 million and lower compensation costs of $0.5 million.
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
Because of these limitations, adjusted EBITDA should be considered alongside other financial performance measures, including various cash flow metrics, net (loss) income and our other U.S. GAAP results. The following table presents a reconciliation of adjusted EBITDA to net (loss) income for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of Adjusted EBITDA:
Net loss	$(2,487)	$(2,584)	$(4,731)	$(4,959)
Provision for income taxes	273	293	550	313
Interest expense	55	88	119	185
Other expense (income), net	207	133	(9)	14
Depreciation and amortization	2,986	2,444	5,473	4,879
Capitalized software impairment	—	—	226	—
Stock-based compensation expense	324	537	655	1,090
Restructuring costs	—	268	—	268
Certain legal expenses *	257	—	523	—
Certain professional services fees**	—	—	513	—
Adjusted EBITDA	$1,615	$1,179	$3,319	$1,790

*	"Certain legal expenses" include legal fees and other related expenses outside the ordinary course of business.

**	“Certain professional services fees” includes fees and expenses related to merger and acquisition activities.
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
In September 2013, we entered into a Loan and Security Agreement with Silicon Valley Bank, or the Lender, which was amended in February 2019 (as amended, the “Loan Agreement”) that extended the maturity date to July 22, 2019. The Loan Agreement provides for a $12.0 million secured revolving line of credit. The credit facility is available for cash borrowings, subject to a formula based upon eligible accounts receivable. As of June 30, 2019, we had no outstanding borrowings under the Loan Agreement, and we had $11.3 million of availability based upon the borrowing formula under the Loan Agreement.
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
Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property. The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance. The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of June 30, 2019, we were in compliance with the covenants.
On August 7, 2019, we entered into a new Loan and Security Agreement, the "Agreement", with Silicon Valley Bank, or the "Lender". The Lender has agreed to provide a $12.0 million secured revolving line of credit, the “credit facility”. The credit facility is available for cash borrowings, subject to a Borrowing Base formula based upon eligible accounts receivable. The maturity of the Agreement is two years from the date of the Agreement. Any borrowings under the Agreement bear interest, based on an interest rate dependent on cash liquidity for the relevant period. Cash liquidity is defined as cash plus (a) the lesser of (i) the Revolving Line or (ii) the amount available under the Borrowing Base minus (b) the outstanding principal balance of any Advances. If cash liquidity is greater than $20.0 million then the interest rate is the greater of the "prime rate” as published in The Wall Street Journal (WSJ) for the relevant period plus 0.50% or 5.50%. If cash liquidity is less than $20.0 million then the interest rate is the greater of WSJ prime rate plus 1.00% or 6.00%. The Agreement maintains certain reporting requirements, conditions, and covenants. The financial covenants include that we must maintain a Minimum Liquidity Coverage greater than or equal to 2.25:1.00. Additionally, when cash liquidity falls below $20.0 million, the Agreement includes certain trailing six month Free Cash Flow requirements, tested on a quarterly basis. Free Cash Flow is to be defined as (a) Adjusted EBITDA, minus (b) capital expenditures determined in accordance with GAAP, minus (c) capitalized software expenses, determined in accordance with GAAP, and minus (d) cash taxes, determined in accordance with GAAP.
As of June 30, 2019, we had approximately $13.4 million of cash and cash equivalents. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our revolving credit line, will be sufficient to meet our anticipated working capital, interest payments, finance and operating lease payment obligations, and capital expenditure requirements for at least the next 12 months.
Cash Flows
Statement of Cash Flows Data

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$1,512	$(2,581)
Net cash used in investing activities	$(2,444)	$(3,978)
Net cash used in financing activities	$(1,551)	$(776)
Net Cash Provided by (used in) Operating Activities
During the six months ended June 30, 2019, net cash provided by operating activities of $1.5 million was primarily driven by a net loss of $4.7 million and a slight decrease in working capital and other net assets of $0.2 million which were offset by $6.4 million of non-cash charges including depreciation, amortization, and stock-based compensation expense.

During the six months ended June 30, 2018, net cash used in operating activities of $2.6 million was primarily driven by a net loss of $5.0 million and an increase in working capital and other net assets of $3.5 million which were only partially offset by $5.9 million of non-cash charges including depreciation, amortization, and stock-based compensation expense.
Net Cash Used in Investing Activities
Net cash used in investing activities totaled $2.4 million in the six months ended June 30, 2019, as compared to $4.0 million in the comparable 2018 period. Cash payments were primarily for the development of software.
Net Cash Used in Financing Activities
Net cash used in financing activities for the six months ended June 30, 2019 of $1.6 million consisted of principal payments on finance lease obligations offset by an insignificant amount of proceeds from the exercise of stock options.

Net cash used in financing activities for the six months ended June 30, 2018 of $0.8 million consisted of $0.9 million of payments on capital lease obligations less $0.1 million of proceeds from exercise of stock options.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements other than disclosed in Note 8 - Commitments and Contingencies, as defined in Item 303(a) (4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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
Funds borrowed under the Agreement entered into August 7, 2019 bear interest, based on an interest rate dependent on cash liquidity for the relevant period. Cash liquidity is defined as cash plus (a) the lesser of (i) the Revolving Line or (ii) the amount available under the Borrowing Base minus (b) the outstanding principal balance of any Advances. If cash liquidity is greater than $20.0 million then the interest rate is the greater of the "prime rate” as published in The Wall Street Journal (WSJ) for the relevant period plus 0.50% or 5.50%. If cash liquidity is less than $20.0 million then the interest rate is the greater of WSJ prime rate plus 1.00% or 6.00%. This arrangement subjects us to interest rate risk. A 10% increase or decrease in these interest rates would not have a significant impact on our interest expense. Refer to Note 11 – Subsequent Events for additional information about the Agreement.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Foreign Currency Exchange Risks
We are also subject to foreign currency exchange risk relating to our operations in Canada, Europe, India, Japan and Singapore. Our expenses at these locations are denominated in the local currencies and our results of operations are influenced by changes in the exchange rates between the U.S. Dollar and these local currencies, principally the Canadian Dollar, Euro, British Pound Sterling, Rupee, Yen, and Singapore Dollar. In addition, certain of our accounts receivable are denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound Sterling and Japanese Yen. A 10% increase or decrease in the applicable currency exchange rates could result in an increase or decrease in our currency exchange (loss) gain of approximately $0.2 million, calculated based on our foreign currency denominated accounts receivable as of June 30, 2019.
We have in the past, and we may in the future, enter into contracts to minimize the foreign currency exchange risk with respect to significant foreign currency denominated accounts receivable balances.
We continue to evaluate our various foreign currency exchange rate exposures and may take additional steps to mitigate these exposures.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective because of certain material weaknesses in our internal controls over financial reporting, as further described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.

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
Remediation Efforts to Address the Material Weaknesses
Management is committed to the remediation of the material weaknesses. While the identified material weaknesses were not remediated as of June 30, 2019, we have taken steps to remediate them and will continue to do so until their remediation is complete. While we have completed measures as of the date of this report, we have not tested all of the planned corrective processes, enhancements, procedures and related evaluations that we believe are necessary to determine whether the material weaknesses have been fully remediated as of June 30, 2019. We believe the corrective actions and controls need to be in operation for a sufficient period of time for management to conclude that the material weaknesses related to: (i) ineffective control activities due to the lack of timeliness and consistency in executing business process controls, and (ii) ineffective monitoring controls to ascertain whether the components of internal control were present and functioning are fully remediated.
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
Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We and our Chief Executive Officer and former Chief Financial Officer were named as defendants in a federal securities class action lawsuit filed April 4, 2018 in the United States District Court for the Southern District of New York. The class includes persons who purchased Synacor’s shares between May 4, 2016 and March 15, 2018. The plaintiff alleged that Synacor made materially false and misleading statements regarding its contract with AT&T and the timing of revenue to be derived therefrom, and that as a result, class members suffered losses because Synacor shares traded at artificially inflated prices. The plaintiff sought an unspecified amount of damages, as well as interest, attorneys’ fees and legal expenses. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on July 6, 2018. On October 16, 2018 the court appointed new lead counsel and confirmed the lead plaintiff. The plaintiff filed an amended complaint on November 2, 2018, and we filed a motion to dismiss on December 17, 2018. The plaintiff filed its opposition to the Motion to Dismiss on January 19, 2019 and we filed its reply to plaintiff’s opposition on February 15, 2019. We dispute these claims and intend to defend them vigorously. Legal fees and liabilities related to this lawsuit are covered by D&O insurance after we reach our deductible.
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
We derive a substantial portion of our revenue from our partnership with AT&T. In May 2016 we entered into a Portal and Advertising Services Agreement (as amended, the “AT&T Agreement”) with AT&T that would automatically renew at the end of the initial term on March 28, 2019 unless AT&T were to provide a notice of non-renewal at least 180 days prior to that date. On August 24, 2018, AT&T delivered notice to us to prevent automatic renewal of the AT&T Agreement.  On July 11, 2019, the Company announced plans to begin discussions with AT&T regarding a wind-down and user-migration plan as it has been notified that AT&T intends to select another provider of portal services for its ATT.net consumer experience. These discussions are currently under way and, per the terms of the contract, the wind-down and migration plan needs to be mutually agreed upon. When wind-down activities are completed, or if revenue from the AT&T relationship were to decline due to competitive or other reasons, our results of operations and financial position would be adversely affected. The impact of this is reflected in the Company's updated guidance for 2019 issued on August 7, 2019.
Except for the legal proceedings and updated risk factor described above, we believe there have been no material changes from the risk factors previously disclosed in the Form 10-K.
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

SYNACOR, INC.
(Registrant)

Date: August 9, 2019	By:	/s/ Himesh Bhise
Himesh Bhise
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2019	By:	/s/ Timothy J. Heasley
Timothy J. Heasley
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)