Form 10-Q
period 2019-09-30
Synacor, Inc.
filed 2019-11-07
CIK 1408278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of November 4, 2019, there were 39,188,432 shares of the registrant’s common stock outstanding.

SYNACOR, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SYNACOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018
(In thousands except for share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,232	$15,921
Accounts receivable—net of allowance of $302 and $225	20,121	25,567
Prepaid expenses and other current assets	3,604	3,779
Total current assets	38,957	45,267
PROPERTY AND EQUIPMENT, net	16,402	18,707
OPERATING LEASE RIGHT-OF-USE ASSETS, net	5,567	—
GOODWILL	15,945	15,941
INTANGIBLE ASSETS, net	8,946	10,553
OTHER ASSETS	1,168	995
Total assets	$86,985	$91,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,744	$19,174
Accrued expenses and other current liabilities	7,156	7,849
Current portion of deferred revenue	5,972	6,672
Current portion of long-term debt and finance leases	3,404	2,328
Current portion of operating lease liabilities	2,487	—
Total current liabilities	35,763	36,023
LONG-TERM PORTION OF DEBT AND FINANCE LEASES	861	1,367
LONG-TERM PORTION OF OPERATING LEASE LIABILITIES	3,266	—
DEFERRED REVENUE	2,663	2,214
DEFERRED INCOME TAXES	290	231
OTHER LONG-TERM LIABILITIES	349	457
Total liabilities	43,192	40,292
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock – par value $0.01 per share; authorized 10,000,000 shares; none issued	—	—
Common stock – par value $0.01 per share; authorized 100,000,000 shares; 39,980,396 shares issued and 39,106,398 shares outstanding at September 30, 2019 and 39,880,054 shares issued and 39,027,572 shares outstanding at December 31, 2018	400	399
Treasury stock – at cost, 873,998 shares at September 30, 2019 and 852,482 shares at December 31, 2018	(1,931)	(1,899)
Additional paid-in capital	145,999	144,739
Accumulated deficit	(100,182)	(91,726)
Accumulated other comprehensive loss	(493)	(342)
Total stockholders’ equity	43,793	51,171
Total liabilities and stockholders’ equity	$86,985	$91,463
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(In thousands except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE	$31,366	$35,643	$95,039	$104,481
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	15,634	18,317	49,292	52,358
Technology and development (exclusive of depreciation and amortization shown separately below)	5,545	5,886	14,668	18,074
Sales and marketing	5,473	5,667	17,014	18,507
General and administrative (exclusive of depreciation and amortization shown separately below)	5,648	5,279	14,068	14,616
Depreciation and amortization	2,605	2,437	7,607	7,316
Total costs and operating expenses	34,905	37,586	102,649	110,871
LOSS FROM OPERATIONS	(3,539)	(1,943)	(7,610)	(6,390)
OTHER INCOME (EXPENSE), net	101	(32)	110	(46)
INTEREST EXPENSE	(80)	(80)	(199)	(265)
LOSS BEFORE INCOME TAXES	(3,518)	(2,055)	(7,699)	(6,701)
PROVISION FOR INCOME TAXES	207	165	757	478
NET LOSS	$(3,725)	$(2,220)	$(8,456)	$(7,179)
NET LOSS PER SHARE:
Basic	$(0.10)	$(0.06)	$(0.22)	$(0.18)
Diluted	$(0.10)	$(0.06)	$(0.22)	$(0.18)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE:
Basic	39,073,998	38,951,558	39,056,470	38,856,836
Diluted	39,073,998	38,951,558	39,056,470	38,856,836
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(3,725)	$(2,220)	$(8,456)	$(7,179)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(136)	(66)	(151)	(241)
Comprehensive loss	$(3,861)	$(2,286)	$(8,607)	$(7,420)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In thousands except for share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
BALANCE—July 1, 2019	39,917,519	$399	856,373	$(1,905)	$145,464	$(96,457)	$(357)	$47,144
Stock-based compensation cost	—	—	—	—	535	—	—	535
Vesting of restricted stock units, net of treasury stock	62,877	1	17,625	(26)	—	—	—	(25)
Net loss	—	—	—	—	—	(3,725)	—	(3,725)
Other comprehensive loss	—	—	—	—	—	—	(136)	(136)
BALANCE—September 30, 2019	39,980,396	$400	873,998	$(1,931)	$145,999	$(100,182)	$(493)	$43,793

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
BALANCE—January 1, 2019	39,880,054	$399	852,482	$(1,899)	$144,739	$(91,726)	$(342)	$51,171
Exercise of common stock options	26,527	—	—	—	40	—	—	40
Stock-based compensation cost	—	—	—	—	1,220	—	—	1,220
Vesting of restricted stock units, net of treasury stock	73,815	1	21,516	(32)	—	—	—	(31)
Net loss	—	—	—	—	—	(8,456)	—	(8,456)
Other comprehensive loss	—	—	—	—	—	—	(151)	(151)
BALANCE—September 30, 2019	39,980,396	$400	873,998	$(1,931)	$145,999	$(100,182)	$(493)	$43,793
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED September 30, 2018
(In thousands except for share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
BALANCE—July 1, 2018	39,704,820	$393	848,754	$(1,893)	$143,698	$(89,130)	$(204)	$52,864
Exercise of common stock options	121,403	—	—	—	206	—	—	206
Stock-based compensation cost	—	—	—	—	432	—	—	432
Vesting of restricted stock units, net of treasury stock	417	—	126	—	—	—	—	—
Net loss	—	—	—	—	—	(2,220)	—	(2,220)
Other comprehensive loss	—	—	—	—	—	—	(66)	(66)
BALANCE—September 30, 2018	39,826,640	$393	848,880	$(1,893)	$144,336	$(91,350)	$(270)	$51,216

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
BALANCE—January 1, 2018	39,625,980	$396	842,220	$(1,881)	$142,486	$(86,627)	$(29)	$54,345
Impact of the adoption of ASC 606, net of tax	—	—	—	—	—	2,456	—	2,456
Exercise of common stock options	183,167	(3)	—	—	294	—	—	291
Stock-based compensation cost	—	—	—	—	1,556	—	—	1,556
Vesting of restricted stock units, net of treasury stock	17,493	—	6,660	(12)	—	—	—	(12)
Net loss	—	—	—	—	—	(7,179)	—	(7,179)
Other comprehensive loss	—	—	—	—	—	—	(241)	(241)
BALANCE—September 30, 2018	39,826,640	$393	848,880	$(1,893)	$144,336	$(91,350)	$(270)	$51,216
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(In thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,456)	$(7,179)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	8,513	7,316
Asset impairment	1,751	—
Stock-based compensation expense	1,184	1,451
Provision for deferred income taxes	59	(179)
Change in allowance for doubtful accounts	77	118
Changes in operating assets and liabilities:
Accounts receivable, net	5,369	10,398
Prepaid expenses and other assets	59	(291)
Operating lease right-of-use assets and liabilities, net	36	—
Accounts payable, accrued expenses and other liabilities	(3,132)	(8,682)
Deferred revenue	(251)	(2,756)
Net cash provided by operating activities	5,209	196
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,159)	(5,271)
Net cash used in investing activities	(3,159)	(5,271)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt and finance leases	(2,531)	(1,811)
Proceeds from exercise of common stock options	40	341
Payment of debt issuance costs	(60)	—
Purchase of treasury stock and shares received to satisfy minimum tax withholdings	(32)	(12)
Net cash used in financing activities	(2,583)	(1,482)
Effect of exchange rate changes on cash and cash equivalents	(156)	(234)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(689)	(6,791)
Cash and cash equivalents, beginning of period	15,921	22,476
Cash and cash equivalents, end of period	$15,232	$15,685
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$198	$250
Cash paid for income taxes	$574	$293
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Minimum long-term debt and finance lease payments in accounts payable	$277	$—
Accrued property and equipment expenditures	$146	$142
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
1. The Company and Summary of Significant Accounting Principles
Synacor, Inc., together with its consolidated subsidiaries (collectively, the “Company” or “Synacor”), is a digital technology company that provides email and collaboration software, cloud-based identity management platforms, managed web and mobile portals, and advertising solutions. The Company’s customers include communications providers, media companies, government entities and enterprises. Synacor is a trusted partner for enterprise software platforms and monetization solutions that Synacor delivers through public and private cloud software-as-a-service, software licensing, and professional services. Synacor enables clients to deepen their engagement with their consumers and users.
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
During the first quarter of 2019, the Company made a change to its segment reporting structure which resulted in two segments 1) Software & Services and 2) Portal & Advertising. As a result, certain prior year amounts have been restated to conform to current year’s presentation. Historical Amounts in Note 2 – Revenue from Contracts with Customers, Note 4 - Goodwill and Intangible Assets and Note 7 – Segment Information have been restated to reflect these changes in reportable segments.
Additionally, the Company has reclassified certain costs and expenses in the consolidated statement of operations for the three and nine months ended September 30, 2018, amounting to $0.1 million and $0.7 million respectively, from technology and development to cost of revenue to conform to the current period presentation. These reclassifications had no effect on previously reported total costs and operating expenses and net loss. Historical Amounts in Note 1 – The Company and Summary of Significant Accounting Principles have been restated to reflect this reclassification.
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
Concentrations of Risk —
As of September 30, 2019 and December 31, 2018, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable as follows:

	Accounts Receivable
	September 30, 2019	December 31, 2018
Portal & Advertising Customer A	13%	15%

For the three and nine months ended September 30, 2019 and 2018, the Company had concentrations equal to or exceeding 10% of the Company’s revenue as follows:

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Google search	*	14%	11%	14%
Google advertising affiliate	*	10%	*	12%
Portal & Advertising Customer A	13%	*	13%	*
* - Less than 10%
For the three and nine months ended September 30, 2019 and 2018, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue:

	Cost of Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Portal & Advertising Customer B	18%	21%	26%	24%
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
On January 1, 2019, the Company recognized additional ROU assets of $10.2 million, with corresponding liabilities of $10.4 million on the condensed consolidated balance sheet. The difference between the lease liability and the ROU asset represents the existing deferred rent liabilities balances before adoption, resulting from historical straight-lining of rent expense, which was reclassified upon adoption to reduce the measurement of the initial ROU asset. This was in addition to the $3.4 million of finance lease ROU assets previously reported in property and equipment, net as capital leases. The adoption did not impact our beginning stockholders’ equity, and did not have a material impact on the condensed consolidated statement of operations and statement of cash flows for the three and nine months ended September 30, 2019.
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
Operating leases are included in operating lease right-of-use assets, and current and long-term operating lease liabilities on our condensed consolidated balance sheets. Finance leases are included in property and equipment-net, and on the current and long-term portion of debt and finance leases on our condensed consolidated balance sheets.
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
As such, no impairment charges were recorded for the three and nine months ended September 30, 2019.
2. Revenue from Contracts with Customers
The Company generates all of its revenue from contracts with customers. Many of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of software licenses are typically estimated using the residual approach. Standalone selling prices of services are typically estimated based on observable transactions when these services are sold on a standalone basis. The Company usually expects payment within 30 to 90 days from the invoice date (fulfillment of performance obligations or per contract terms). None of the Company’s contracts as of September 30, 2019 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced are recognized as deferred revenue.
Disaggregation of revenue
The following table provides information about disaggregated revenue for the three and nine months ended September 30, 2019 and 2018 by the timing of revenue recognition, and includes a reconciliation of the disaggregated revenue by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Software & Services
Products and services transferred over time	$8,240	$8,901	$25,503	$26,729
Products transferred at a point in time	2,851	3,866	7,334	9,549
Total Software & Services	$11,091	$12,767	$32,837	$36,278
Portal & Advertising
Products and services transferred over time	$1,274	$1,666	$3,982	$5,717
Products transferred at a point in time	19,001	21,210	58,220	62,486
Total Portal & Advertising	$20,275	$22,876	$62,202	$68,203
Total Revenue	$31,366	$35,643	$95,039	$104,481
Revenue disaggregated by geography, based on the billing address of our customer, consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
United States	$25,717	$29,193	$78,965	$85,585
International	5,649	6,450	16,074	18,896
Total revenue	$31,366	$35,643	$95,039	$104,481
Remaining Performance Obligations
Deferred revenue is recorded when cash payments are received or due in advance of revenue recognition from software licenses, professional services, and maintenance agreements. The timing of revenue recognition may differ from the timing of billings to customers. The changes in deferred revenue, inclusive of both current and long-term, are as follows (in thousands):

(in thousands)
Beginning balance - January 1, 2019	$8,886
Recognition of deferred revenue	(8,908)
Deferral of revenue	8,792
Effect of foreign currency translation	(135)
Ending balance - September 30, 2019	$8,635
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
3. Leases
The Company enters into various noncancelable operating lease agreements for certain of our offices, data centers, colocations and network equipment. The Company’s leases have original lease periods expiring between 2019 and 2024. Many leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The Company’s variable lease payments are immaterial and its lease agreements do not contain any material residual value guarantees or material restrictive covenants. Operating lease costs are included in cost of revenue and general and administrative costs in the Company’s condensed consolidated statements of operations. Finance lease amortization costs are included in depreciation and amortization, and finance lease interest costs are included in interest expense in the Company’s condensed consolidated statements of operations.
The components of lease costs, lease term and discount rate are as follows (lease cost in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease cost
Amortization of right-of-use assets	$990	$2,576
Interest	197	597
Operating lease cost	1,067	3,283
Total lease cost	$2,254	$6,456

Weighted Average Remaining Lease Term
Operating leases	2.1	Years
Finance leases	1.4	Years

Weighted Average Discount Rate
Operating leases	6.0%
Finance leases	5.2%
The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2019 (in thousands):

	Operating Leases	Finance Leases
The remainder of 2019	$835	$1,192
2020	2,389	2,707
2021	1,614	530
2022	943	226
2023	448	—
2024	36	—
Total undiscounted cash flows	$6,265	$4,655
Less imputed interest	(512)	(390)
Present value of lease liabilities	$5,753	$4,265
As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and under Accounting Standard Codification Topic 840, the predecessor to Topic 842, the following is a summary of annual future minimum lease and rental commitments under noncancelable operating leases as of December 31, 2018 (in thousands):

Year Ending December 31,	Operating Lease Commitments
2019	$5,276
2020	3,101
2021	1,594
2022	782
2023	250
2024	33
Total lease commitments	$11,036

Supplemental cash flow information related to leases are as follows (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,388
Operating cash flows from finance leases	$597
Financing cash flows from finance leases	$2,576

Lease liabilities arising from obtaining right-of-use-assets:
Operating leases	$175
Finance leases	$3,141

4. Goodwill and Intangible Assets
As described in Note 1 - The Company and Summary of Significant Accounting Principles, the Company changed its reportable segments during the first quarter of 2019. Goodwill was assigned to the new reportable segments on the relative fair value basis.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2019 are as follows (in thousands):

	Software & Services	Portal & Advertising	Total
December 31, 2018	$11,318	$4,623	$15,941
Effect of foreign currency translation	4	—	4
September 30, 2019	$11,322	$4,623	$15,945
As described in Note 1 - The Company and Summary of Significant Accounting Principles, there were no goodwill impairment losses recorded during the three and nine months ending September 30, 2019. The Company has no accumulated impairment losses.
Intangible assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Customer and publisher relationships	$14,780	$14,780
Technology	2,330	2,330
Trademark	300	300
Intangible assets, gross	17,410	17,410
Less accumulated amortization	(8,464)	(6,857)
Intangible assets, net	$8,946	$10,553
Amortization of intangible assets totaled $0.5 million for the three months ended September 30, 2019 and 2018, and $1.6 million for the nine months ended September 30, 2019 and 2018.  Based on acquired intangible assets recorded at September 30, 2019, amortization is expected to be $0.5 million for the remainder of 2019, $2.0 million in 2020, $1.4 million in 2021, $1.3 million in 2022, and $1.3 million in 2023.

5. Property and Equipment – Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Computer equipment	$30,634	$27,294
Computer software	30,302	27,422
Furniture and fixtures	1,493	1,618
Leasehold improvements	1,115	1,256
Work in process (primarily software development costs)	449	4,584
Other	179	179
Property and equipment, gross	64,172	62,353
Less accumulated depreciation	(47,770)	(43,646)
Property and equipment, net	$16,402	$18,707
Depreciation expense totaled $2.1 million and $1.9 million for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense totaled $6.5 million and $5.7 million for the nine months ended September 30, 2019 and 2018, respectively.
Property and equipment includes computer equipment and software held under finance leases of $11.5 million and $8.4 million as of September 30, 2019 and December 31, 2018, respectively. Accumulated depreciation of computer equipment and software held under finance leases amounted to $7.5 million as of September 30, 2019. Accumulated depreciation of computer equipment and software held under capital leases amounted to $5.0 million as of December 31, 2018.
For the three months ended September 30, 2019 and 2018, respectively, the Company capitalized a total of $0.4 million and $0.9 million of costs that occurred during the application development phase, related to the development of internal-use software. The Company capitalized a total of $0.4 million and $0.2 million of costs related to the development of software for sale or license for the three months ended September 30, 2019 and 2018, respectively, that occurred after technological feasibility had been achieved.
For the nine months ended September 30, 2019 and 2018, respectively, the Company capitalized a total of $1.9 million and $2.8 million of costs that occurred during the application development phase, related to the development of internal-use software. The Company capitalized a total of $1.1 million and $1.0 million of costs related to the development of software for sale or license for the nine months ended September 30, 2019 and 2018, respectively, that occurred after technological feasibility had been achieved.
Amortization of software capitalized for internal use was $1.0 million for the three months ended September 30, 2019 and 2018, and $3.5 million for the nine months ended September 30, 2019 and $3.2 million for the nine months ended September 30, 2018, and included in depreciation and amortization in the consolidated statement of operations. Amortization of software for sale or license was $0.4 million for the three months and $0.9 million for the nine months ended September 30, 2019. Amortization of software for sale or license was not material for the three and nine months ended September 30, 2018.
There were no impairment charges during the three and nine months ended September 30, 2018. During the three months ended September 30, 2019, there was a loss of a major portal customer which caused the Company to assess the valuation of certain long-lived assets. The Company utilizes the discounted cash flow to determine the fair value of the assets. Impairment charges related to the following assets were included in general and administrative expenses in the consolidated statement of operations for the three and nine months ended September 30, 2019 as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Computer equipment	$2	$2
Computer software	1,331	1,557
Furniture and fixtures	102	102
Leasehold improvements	90	90
Total	$1,525	$1,751

The following table sets forth long-lived tangible assets by geographic area (in thousands):

	September 30, 2019	December 31, 2018
Long-lived tangible assets:
United States	$16,031	$18,217
International	371	490
Total long-lived tangible assets	$16,402	$18,707

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued compensation	$5,549	$5,801
Accrued content fees and other costs of revenue	305	342
Accrued taxes	240	206
Other	1,062	1,500
Total	$7,156	$7,849
Included in accrued compensation are accrued severance costs. In 2018, the Company initiated a cost reduction program to drive overall efficiency while adding capacity and streamlining the organization. All cash payments during the three and nine month period ending September 30, 2019 relate to the 2018 plan. In the third quarter of 2019, the Company initiated a similar cost reduction program in order to further streamline the organization after the loss of a major portal customer. These actions resulted in workforce reductions, office consolidations and consolidating operations. All expense charged in the three and nine month period ending September 30, 2019 related to the 2019 plan.
The below table summarizes the activity in the accrued severance account (in thousands).

September 30, 2019
Balance at January 1, 2019	$274
Charged to expense	691
Cash payments	(259)
Balance at September 30, 2019	$706

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
The tables below summarize the financial information for the Company’s reportable segments for the three and nine months ended September 30, 2019 and 2018 (in thousands). The “Corporate Unallocated Expenses” category, as it relates to Segment Adjusted EBITDA, primarily includes corporate overhead costs, such as rent, payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Revenue	Cost of revenue (1)	Segment Adjusted EBITDA	Revenue	Cost of revenue (1)	Segment Adjusted EBITDA
Software & Services	$11,091	$2,864	$3,378	$32,837	$9,602	$8,966
Portal & Advertising	20,275	12,770	2,881	62,202	39,690	8,036
Corporate Unallocated Expenses	—	—	(3,519)	—	—	(10,943)
Total Company	$31,366	$15,634	$2,740	$95,039	$49,292	$6,059

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Revenue	Cost of revenue (1)	Segment Adjusted EBITDA	Revenue	Cost of revenue (1)	Segment Adjusted EBITDA
Software & Services	$12,767	$3,076	$4,160	$36,278	$9,333	$11,050
Portal & Advertising	22,876	15,241	2,234	68,203	43,025	6,246
Corporate Unallocated Expenses	—	—	(3,740)	—	—	(12,884)
Total Company	$35,643	$18,317	$2,654	$104,481	$52,358	$4,412
Notes:
(1) Exclusive of depreciation and amortization shown separately on the condensed consolidated statements of operations
The following table reconciles total Segment Adjusted EBITDA to Net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Total Segment Adjusted EBITDA	$2,740	$2,654	$6,059	$4,412
Less:
Provision for income taxes	(207)	(165)	(757)	(478)
Interest expense	(80)	(80)	(199)	(265)
Other income (expense), net	101	(32)	110	(14)
Depreciation and amortization	(3,036)	(2,437)	(8,509)	(7,316)
Asset impairment	(1,525)	—	(1,751)	—
Stock-based compensation expense	(529)	(361)	(1,184)	(1,451)
Restructuring costs	(819)	(766)	(819)	(1,034)
Certain legal expenses *	(282)	(1,033)	(805)	(1,033)
Certain professional services fees**	(88)	—	(601)	—
Net loss	$(3,725)	$(2,220)	$(8,456)	$(7,179)
* "Certain legal expenses" include legal fees and other related expenses outside the ordinary course of business.
** “Certain professional services fees” includes fees and expenses related to merger and acquisition activities.

8. Commitments and Contingencies
Contract Commitments —
The Company is obligated to make minimum payments under various contracts with vendors and other business partners, principally for revenue-share and content arrangements. Contract commitments as of September 30, 2019 are as follows (in thousands):

Year ending December 31,
2019 (remaining three months)	225
2020	753
Total	$978

Litigation —
The Company and its Chief Executive Officer and former Chief Financial Officer were named as defendants in a federal securities class action lawsuit filed on April 4, 2018 in the United States District Court for the Southern District of New York. The class includes persons who purchased the Company’s shares between May 4, 2016 and March 15, 2018. The plaintiff alleged that the Company made materially false and misleading statements regarding its contract with AT&T and the timing of revenue to be derived therefrom, and that as a result, class members suffered losses because Synacor shares traded at artificially inflated prices. The plaintiff sought an unspecified amount of damages, as well as interest, attorneys’ fees and legal expenses. The plaintiff filed an amended complaint on August 2, 2018, a second amended complaint on November 2, 2018, and the Company filed a motion to dismiss on December 17, 2018. The plaintiff filed his opposition to the motion to dismiss on January 19, 2019 and the Company filed its reply to plaintiff’s opposition on February 15, 2019. On August 28, 2019, the court granted the Company's motion to dismiss but permitted the plaintiff to seek leave to replead. On October 2, 2019, the plaintiff filed a letter application seeking the court's leave to file a third amended complaint. The Company filed a letter in opposition to the plaintiff's motion on October 21, 2019. The Company disputes these claims and intends to defend them vigorously. The Company cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any. Legal fees and liabilities related to this lawsuit are covered by D&O insurance after the Company reaches its deductible.
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

9. Stock-based Compensation
The Company has stock-based employee compensation plans for which compensation cost is recognized in its financial statements. The Company is authorized to grant key employees stock-based incentive awards, including options to purchase common stock, stock appreciation rights, RSUs, PSUs or other stock units. The cost is measured at the grant date, based on the fair value of the award, determined using the Black-Scholes option pricing model, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).
The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods indicated:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Weighted average grant date fair value	$0.98	$1.01
Expected dividend yield	—%	—%
Expected stock price volatility	66%	48%
Risk-free interest rate	2.3%	2.7%
Expected life of options (in years)	5.95	6.25

Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the periods presented, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Technology and development	$103	$101	$298	$369
Sales and marketing	149	110	375	374
General and administrative	277	150	511	708
Total stock-based compensation expense	$529	$361	$1,184	$1,451
Stock Option Activity – A summary of the stock option activity for the nine months ended September 30, 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	7,669,093	$2.51
Granted	435,100	1.61
Exercised	(26,527)	1.48
Forfeited	(147,385)	2.20
Expired	(369,723)	2.41
Outstanding at September 30, 2019	7,560,558	$2.47	5.88	$3
Vested and expected to vest at September 30, 2019	7,490,410	$2.48	5.85	$3
Vested and exercisable at September 30, 2019	5,969,969	$2.53	5.20	$3
Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the Nasdaq Global Market as of September 30, 2019 was $1.40 per share. The total intrinsic value of options exercised for the three and nine months ended September 30, 2019 was minimal. The weighted average fair value of options granted during the nine months ended September 30, 2019 amounted to $0.98 per option share.
As of September 30, 2019, the unrecognized compensation cost related to options granted, for which vesting is probable, and adjusted for estimated forfeitures, was approximately $1.8 million. This cost is expected to be recognized over a weighted-average remaining period of 2.25 years.
RSU Activity —A summary of RSU activity for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Fair Value
Unvested—January 1, 2019	11,346	$3.60
Granted	845,361	1.56
Vested	(73,815)	2.04
Forfeited	(8,500)	1.76
Unvested September 30, 2019	774,392	$1.54
As of September 30, 2019, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was $0.9 million. This cost is expected to be recognized over a weighted-average remaining period of 2.27 years.
PSU Activity  — During the three months ended September 30, 2019, certain employees were granted PSUs with an aggregate target award of 297,789 shares of our common stock at a weighted average fair value of $1.36. The PSUs vest annually over four years from the grant date based on continuous service, with the number of shares earned dependent upon the Company's achievement of certain financial performance targets measured over the period from January 1, 2019 through December 31, 2022. The number of shares earned can range from 0% to 150% of the target award.
As of September 30, 2019, total unrecognized compensation cost, adjusted for estimated forfeitures, related to PSU's was $0.3 million. This cost is expected to be recognized over a weighted-average remaining period of 3.26 years.

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
The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Anti-dilutive equity awards:
Stock options	7,622,972	8,214,370	7,617,538	8,214,370
Restricted stock units	578,150	21,846	390,519	21,846
Performance based stock units	148,895	—	74,447	—
Warrants	—	495,652	—	564,835

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$31,366	$35,643	$95,039	$104,481
Cost of revenue (1)	15,634	18,317	49,292	52,358
Technology and development (1) (2)	5,545	5,886	14,668	18,074
Sales and marketing (2)	5,473	5,667	17,014	18,507
General and administrative (1) (2)	5,648	5,279	14,068	14,616
Depreciation and amortization	2,605	2,437	7,607	7,316
Total costs and operating expenses	34,905	37,586	102,649	110,871
Loss from operations	(3,539)	(1,943)	(7,610)	(6,390)
Other income (expense), net	101	(32)	110	(46)
Interest expense	(80)	(80)	(199)	(265)
Loss before income taxes	(3,518)	(2,055)	(7,699)	(6,701)
Provision for income taxes	207	165	757	478
Net loss	$(3,725)	$(2,220)	$(8,456)	$(7,179)
Notes:
(1) Exclusive of depreciation and amortization shown separately
(2) Includes stock-based compensation, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Technology and development	$103	$101	$298	$369
Sales and marketing	149	110	375	374
General and administrative	277	150	511	708
Total stock-based compensation expense	$529	$361	$1,184	$1,451

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Cost of revenue (1)	49.8	51.4	51.9	50.1
Technology and development (1) (2)	17.7	16.5	15.4	17.3
Sales and marketing (2)	17.4	15.9	17.9	17.7
General and administrative (1) (2)	18.0	14.8	14.8	14.0
Depreciation and amortization	8.3	6.8	8.0	7.0
Total costs and operating expenses	111.2	105.4	108.0	106.1
Loss from operations	(11.3)	(5.5)	(8.0)	(6.1)
Other income (expense), net	0.3	(0.1)	0.1	—
Interest expense	(0.3)	(0.2)	(0.2)	(0.3)
Loss before income taxes	(11.2)	(5.8)	(8.1)	(6.4)
Provision for income taxes	0.7	0.5	0.8	0.5
Net loss	(11.9)%	(6.3)%	(8.9)%	(6.9)%

Included in the above results of operations was the following restructuring expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	292	—	292	—
Technology and development	329	283	329	283
Sales and marketing	192	339	192	339
General and administrative	6	144	6	412
Total restructuring expense	$819	$766	$819	$1,034

Restructuring expense consists of $0.7 million of severance expense and $0.1 million of contract costs for the three and nine month period ending September 30, 2019 and $0.8 million and $1.0 million of severance for the three and nine period ending September 30, 2018.
Comparison of the three and nine months ended September 30, 2019 and 2018:
Revenue decreased by $4.3 million or 12% for the three months ended September 30, 2019 as compared to the same period in 2018, attributable to an overall decline of $1.7 million in Software & Services revenue and a decline of $2.6 million in Portal & Advertising revenue. Revenue decreased by $9.4 million or 9% for the nine months ended September 30, 2019 as compared to the same period in 2018, attributable to an overall decline of $3.4 million in Software & Services revenue and a decline of $6.0 million in Portal & Advertising revenue.
Cost of revenue decreased $2.7 million, or 15%, for the three months ended September 30, 2019 as compared to the same period in the prior year. The decrease in cost was primarily due to lower revenue and favorable mix. Cost of revenue decreased $3.1 million or 6% for the nine months ended September 30, 2019 as compared to the same period in the prior year. The decrease in cost was primarily due to lower revenue which was offset by unfavorable mix, a one-time adjustment to advertising operations costs during the first quarter of 2019 and higher royalty costs during the second quarter of 2019 respectively.
Technology and development expenses decreased by $0.3 million, or 6%, in the three months ended September 30, 2019 as compared to 2018, primarily a result of lower compensation expenses of $0.2 million and lower travel expenses of $0.1 million. Technology and development expenses decreased by $3.4 million, or 19%, in the nine months ended September 30, 2019 as compared to 2018, primarily due to lower compensation expense of $3.1 million and lower professional service fees of $0.3 million.

Sales and marketing expenses decreased by $0.2 million, or 3%, in the three months ended September 30, 2019 as compared to 2018, primarily the result of lower marketing expenses of $0.1 million and lower computer software costs of $0.1 million. Sales and marketing expenses decreased by $1.5 million, or 8%, in the nine months ended September 30, 2019 as compared to 2018, primarily the result of lower compensation expenses of $0.6 million, lower travel expenses of $0.4 million, lower professional services fees of $0.2 million and lower marketing expenses of $0.3 million.
General and administrative expenses increased by $0.4 million, or 7%, for the three months ended September 30, 2019 as compared to the same period in 2018 due to asset impairment recorded during the quarter of $1.5 million offset by lower professional service fees of $0.9 million. General and administrative expenses decreased by $0.5 million, or 4%, for the nine months ended September 30, 2019 as compared to the same period in 2018 due to lower professional service fees of $2.0 million and lower compensation expenses of $0.8 million. The declines were offset by software impairment costs of $1.8 million, higher computer software costs of $0.3 million and decline in investment value of $0.2 million.
Depreciation and amortization increased by $0.2 million or 7%, for the three months ended September 30, 2019 as compared to the same period in 2018. Depreciation and amortization increased by $0.3 million or 4% for the nine months ended September 30, 2019 as compared to the same period in the prior period. The increase in expense is a result of additional capital leases in 2019 compared to 2018.
Other income (expense), net consists of interest income and foreign currency transaction gains and losses related to our international operations. The decrease of expense of $0.1 million for the three months ended September 30, 2019 compared to the same period in 2018 was due to unrealized foreign currency transaction gain in the third quarter of 2019. The same trend occurred in the nine months ended September 30, 2018.
Interest expense consists of interest on finance leases. Interest expense remained flat for the three months ended September 30, 2019 when compared to the same periods in 2018. Interest expense decreased for the nine months ended September 30, 2019, when compared to 2018 primarily due to lower interest incurred on finance leases.
Provision for income taxes of $0.2 million for the three months ended September 30, 2019 and 2018 and $0.8 million and $0.5 million for the nine months ended September 30, 2019 and September 30, 2018 respectively, is comprised primarily of current foreign income tax expense, including foreign withholding taxes, offset by deferred income tax benefit.
Segment Results of Operations
During the first quarter of 2019, we made changes to our segment reporting structure that resulted in two reportable segments: 1) Software & Services and 2) Portal & Advertising. Previously we concluded we had one reportable segment. All historical amounts have been restated to reflect this change.
Following are Revenue, Segment Adjusted EBITDA (in thousands) and Segment Adjusted EBITDA Margin by reportable segment for the three and nine months ended September 30, 2019 and 2018. Segment Adjusted EBITDA is defined as EBITDA (earnings before interest, income taxes, depreciation and amortization) adjusted for certain non-cash items and other non-recurring income and expenses. Total Segment Adjusted EBITDA is equal to Adjusted EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “Adjusted EBITDA” below for a definition of Adjusted EBITDA and a reconciliation to net loss, the most directly comparable U.S. GAAP measure. Segment Adjusted EBITDA is the primary performance measure used by our senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment Adjusted EBITDA Margin is defined as Segment Adjusted EBITDA as a percent of Segment Revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Software & Services	$11,091	$12,767	$32,837	$36,278
Portal & Advertising	20,275	22,876	62,202	68,203
Total Revenue	$31,366	$35,643	$95,039	$104,481

Segment Adjusted EBITDA:
Software & Services	$3,378	$4,160	$8,966	$11,050
Portal & Advertising	2,881	2,234	8,036	6,246
Corporate Unallocated Expense	(3,519)	(3,740)	(10,943)	(12,884)
Total Segment Adjusted EBITDA	$2,740	$2,654	$6,059	$4,412

Segment Adjusted EBITDA Margin:
Software & Services	30.5%	32.6%	27.3%	30.5%
Portal & Advertising	14.2%	9.8%	12.9%	9.2%
Total Segment Adjusted EBITDA Margin	8.7%	7.4%	6.4%	4.2%
Software & Services
Revenue in the third quarter of 2019 decreased by $1.7 million or 13% when compared to the third quarter of 2018. Recurring revenue (revenue recognized over time), decreased $0.7 million. This was primarily driven by a $0.4 million decrease in revenue related to a discontinued video product line and lower email revenue of $0.4 million. Non-recurring revenue (revenue recognized at a point in time), decreased $1.0 million when compared with the same three month period in 2018. This was primarily due to $1.2 million of non-recurring service revenue recognized in the third quarter of 2018 which was partially offset by higher professional services revenue of $0.2 million.
Revenue in the first nine months of 2019 decreased by $3.4 million or 9% when compared to the first nine months of 2018. Recurring revenue (revenue recognized over time) decreased $1.2 million, primarily due to $0.8 million of discontinued video product line and lower email revenue of $0.5 million. Non-recurring revenue (revenue recognized at a point in time) decreased $2.2 million. This was primarily due to the $2.2 million of non-recurring service revenue recognized in the second and third quarters of 2018.
Segment Adjusted EBITDA in the third quarter of 2019 decreased by $0.8 million to $3.4 million compared to the third quarter of 2018. The decrease was primarily due to lower revenue and unfavorable mix which was only partially offset by lower operating expenses. As a result, the Segment Adjusted EBITDA Margin decreased to 30.5% compared to 32.6% in the third quarter of 2018. Segment Adjusted EBITDA in the first nine months of 2019 decreased by $2.1 million to $9.0 million or 19% compared to the first nine months of 2018. The decrease was primarily due to lower revenue, higher royalty fees and unfavorable mix which were only partially offset by lower operating expenses. As a result, the Segment Adjusted EBITDA Margin decreased to 27.3% compared to 30.5% for the same period in 2018.
Portal & Advertising

Revenue in the third quarter of 2019 decreased by $2.6 million or 11%, when compared to the third quarter of 2018. Recurring revenue was down $0.4 million primarily due to lower portal fees and the expected, continual decline in premium service fees. Non-recurring revenue was down $2.2 million primarily due to lower portal and advertising revenue of $5.3 million that was offset by growth in publisher based advertising of $3.1 million. The same trends continued for the first nine months of 2019 when compared to the same period in 2018. Revenue decreased by $6.0 million or 9%. Recurring revenue was down $1.7 million and non-recurring revenue was down $4.3 million. The lower portal and advertising revenue comparisons were impacted unfavorably by $3.1 million for the third quarter and $3.2 million for September year to date due to the loss of a significant portal customer.

Segment Adjusted EBITDA in the third quarter of 2019 increased by $0.6 million to $2.9 million compared to the third quarter of 2018. The increase was primarily due to lower operating expenses and improved advertising margins which more than offset the lower revenue. As a result, the Segment Adjusted EBITDA Margin increased to 14.2% compared to 9.8% in the third quarter of 2018. Segment Adjusted EBITDA in the nine months of 2019 increased by $1.8 million to $8.0 million compared to the first nine months of 2018. The increase was due to lower operating expenses and improved advertising margins which more than offset the lower revenue and some one-time advertising operations costs. As a result, the Segment Adjusted EBITDA Margin increased to 12.9% compared to 9.2% in the first nine months of 2018.
Corporate Unallocated Expense
Corporate Unallocated Expense primarily includes corporate overhead costs, such as rent, payroll and related benefit costs and professional services which are not directly attributable to any individual segment. Corporate Unallocated Expense decreased in the third quarter of 2019 by $0.2 million or 6% compared to the third quarter of 2018. The decrease in expense is primarily a result of lower compensation costs of $0.2 million. Corporate Unallocated Expense decreased in the first nine months of 2019 by $1.9 million or 15% compared to the first nine months of 2018. The decrease in Corporate Unallocated expense is primarily a result of lower professional service fees of $2.3 million and lower compensation costs of $0.2 million offset by higher computer software costs of $0.3 million and decline in investment value of $0.2 million.
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

Our use of adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:
•although depreciation and amortization and asset impairments are non-cash charges, the assets being depreciated, amortized or impaired may have to be replaced in the future, and adjusted EBITDA does not reflect capital expenditure requirements for such replacements or for new capital expenditure requirements;
•adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;
•adjusted EBITDA does not reflect the impact of tax payments that may represent a reduction in cash available to us;
•adjusted EBITDA does not reflect the impact of principal or interest payments required to service our finance leases or long-term debt borrowings (if any);
•adjusted EBITDA does not reflect the impact of the cost of business acquisitions on the cash available to us;
•adjusted EBITDA does not reflect the impact of non-recurring items, such as the costs associated with reductions in workforce on the cash available to us: and
•other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, adjusted EBITDA should be considered alongside other financial performance measures, including various cash flow metrics, net (loss) income and our other U.S. GAAP results. The following table presents a reconciliation of adjusted EBITDA to net (loss) income for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of Adjusted EBITDA:
Net loss	$(3,725)	$(2,220)	$(8,456)	$(7,179)
Provision for income taxes	207	165	757	478
Interest expense	80	80	199	265
Other income (expense), net	(101)	32	(110)	14
Depreciation and amortization	3,036	2,437	8,509	7,316
Asset impairment	1,525	—	1,751	—
Stock-based compensation expense	529	361	1,184	1,451
Restructuring costs	819	766	819	1,034
Certain legal expenses *	282	1,033	805	1,033
Certain professional services fees**	88	—	601	—
Adjusted EBITDA	$2,740	$2,654	$6,059	$4,412
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
In August 2019, we entered into a Loan and Security Agreement, the "Agreement", with Silicon Valley Bank, or the "Lender". The Lender has agreed to provide a $12.0 million secured revolving line of credit, the “credit facility”. The credit facility is available for cash borrowings, subject to a Borrowing Base formula based upon eligible accounts receivable. The maturity of the Agreement is two years from the date of the Agreement. Any borrowings under the Agreement bear interest, based on an interest rate dependent on cash liquidity for the relevant period. Cash liquidity is defined as cash plus (a) the lesser of (i) the Revolving Line or (ii) the amount available under the Borrowing Base minus (b) the outstanding principal balance of any Advances. If cash liquidity is greater than $20.0 million then the interest rate is the greater of the "prime rate” as published in The Wall Street Journal (WSJ) for the relevant period plus 0.50% or 5.50%. If cash liquidity is less than $20.0 million then the interest rate is the greater of WSJ prime rate plus 1.00% or 6.00%. The Agreement maintains certain reporting requirements, conditions, and covenants. The financial covenants include that we must maintain a Minimum Liquidity Coverage greater than or equal to 2.25:1.00. Additionally, when cash liquidity falls below $20.0 million, the Agreement includes certain trailing six month Free Cash Flow requirements, tested on a quarterly basis. Free Cash Flow is to be defined as (a) Adjusted EBITDA, minus (b) capital expenditures determined in accordance with GAAP, minus (c) capitalized software expenses, determined in accordance with GAAP, and minus (d) cash taxes, determined in accordance with GAAP. As of September 30, 2019, we had no outstanding borrowings under the Loan Agreement, and we had $10.8 million of availability based upon the borrowing formula under the Loan Agreement.
Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property. The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance. The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of September 30, 2019, we were in compliance with the covenants.
As of September 30, 2019, we had approximately $15.2 million of cash and cash equivalents. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our revolving credit line, will be sufficient to meet our anticipated working capital, interest payments, finance and operating lease payment obligations, and capital expenditure requirements for at least the next 12 months.
Cash Flows
Statement of Cash Flows Data

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$5,209	$196
Net cash used in investing activities	$(3,159)	$(5,271)
Net cash used in financing activities	$(2,583)	$(1,482)
Net Cash Provided by Operating Activities
During the nine months ended September 30, 2019, net cash provided by operating activities of $5.2 million was primarily driven by a net loss of $8.5 million and a slight increase in working capital and other net assets of $2.1 million which were offset by $11.6 million of non-cash charges including depreciation, amortization, and stock-based compensation expense.

During the nine months ended September 30, 2018, net cash provided by operating activities of $0.2 million was primarily driven by a net loss of $7.2 million and a decrease in working capital and other net assets of $1.3 million which were offset by $8.7 million of non-cash charges including depreciation, amortization, and stock-based compensation expense.
Net Cash Used in Investing Activities
Net cash used in investing activities totaled $3.2 million in the nine months ended September 30, 2019, as compared to $5.3 million in the comparable 2018 period. Cash payments were primarily for the development of software.
Net Cash Used in Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2019 of $2.6 million consisted of principal payments on finance lease obligations offset by an insignificant amount of proceeds from the exercise of stock options.

Net cash used in financing activities for the nine months ended September 30, 2018 of $1.5 million consisted of $1.8 million of payments on capital lease obligations less $0.3 million of proceeds from exercise of stock options.

Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements other than disclosed in Note 8 - Commitments and Contingencies, as defined in Item 303(a) (4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
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
Foreign Currency Exchange Risks
We are also subject to foreign currency exchange risk relating to our operations in Canada, Europe, India, Japan and Singapore. Our expenses at these locations are denominated in the local currencies and our results of operations are influenced by changes in the exchange rates between the U.S. Dollar and these local currencies, principally the Canadian Dollar, Euro, British Pound Sterling, Rupee, Yen, and Singapore Dollar. In addition, certain of our accounts receivable are denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound Sterling and Japanese Yen. A 10% increase or decrease in the applicable currency exchange rates could result in an increase or decrease in our currency exchange (loss) gain of approximately $0.1 million, calculated based on our foreign currency denominated accounts receivable as of September 30, 2019.
We have in the past, and we may in the future, enter into contracts to minimize the foreign currency exchange risk with respect to significant foreign currency denominated accounts receivable balances.
We continue to evaluate our various foreign currency exchange rate exposures and may take additional steps to mitigate these exposures.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective because of certain material weaknesses in our internal controls over financial reporting, as further described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.
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
Remediation Efforts to Address the Material Weaknesses
Management is committed to the remediation of the material weaknesses. While the identified material weaknesses were not remediated as of September 30, 2019, we have taken steps to remediate them and will continue to do so until their remediation is complete. While we have completed measures as of the date of this report, we have not tested all of the planned corrective processes, enhancements, procedures and related evaluations that we believe are necessary to determine whether the material weaknesses have been fully remediated as of September 30, 2019. We believe the corrective actions and controls need to be in operation for a sufficient period of time for management to conclude that the material weaknesses related to: (i) ineffective control activities due to the lack of timeliness and consistency in executing business process controls, and (ii) ineffective monitoring controls to ascertain whether the components of internal control were present and functioning are fully remediated.
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
Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We and our Chief Executive Officer and former Chief Financial Officer were named as defendants in a federal securities class action lawsuit filed April 4, 2018 in the United States District Court for the Southern District of New York. The class includes persons who purchased Synacor’s shares between May 4, 2016 and March 15, 2018. The plaintiff alleged that Synacor made materially false and misleading statements regarding its contract with AT&T and the timing of revenue to be derived therefrom, and that as a result, class members suffered losses because Synacor shares traded at artificially inflated prices. The plaintiff sought an unspecified amount of damages, as well as interest, attorneys’ fees and legal expenses. The plaintiff filed an amended complaint on August 2, 2018, a second amended complaint on November 2, 2018, and the Synacor filed a motion to dismiss on December 17, 2018. The plaintiff filed his opposition to the motion to dismiss on January 19, 2019 and we filed our reply to plaintiff’s opposition on February 15, 2019. On August 28, 2019, the court granted Synacor's motion to dismiss but permitted the plaintiff to seek leave to replead. On October 2, 2019, the plaintiff filed a letter application seeking the court's leave to file a third amended complaint. We filed a letter in opposition to the plaintiff's motion on October 21, 2019. We dispute these claims and intend to defend them vigorously. Legal fees and liabilities related to this lawsuit are covered by D&O insurance after we reach our deductible.
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
We derive a substantial portion of our revenue from our partnership with AT&T. In May 2016 we entered into a Portal and Advertising Services Agreement (as amended, the “AT&T Agreement”) with AT&T that would automatically renew at the end of the initial term on March 28, 2019 unless AT&T were to provide a notice of non-renewal at least 180 days prior to that date. On August 24, 2018, AT&T delivered notice to us to prevent automatic renewal of the AT&T Agreement. On July 11, 2019, the Company announced plans to begin discussions with AT&T regarding a wind-down and user-migration plan as it had been notified that AT&T intended to select another provider of portal services for its ATT.net consumer experience. Wind-down activities were completed and all portal and advertising services ceased on September 30, 2019, pursuant to AT&T's direction. Although management has taken steps to mitigate financial risk, the results of operations and financial position may be adversely affected. The impact of this is reflected in the Company's updated guidance for 2019 issued on November 6, 2019.
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

SYNACOR, INC.
(Registrant)

Date: November 7, 2019	By:	/s/ Himesh Bhise
Himesh Bhise
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Timothy J. Heasley
Timothy J. Heasley
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)