Form 10-Q
period 2020-03-31
Synacor, Inc.
filed 2020-05-15
CIK 1408278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of May 13, 2020, there were 39,449,337 shares of the registrant’s common stock outstanding.

SYNACOR, INC. AND SUBSIDIARIES

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - Unaudited as of March 31, 2020 and December 31, 2019	2
	Condensed Consolidated Statements of Operations - Unaudited for the Three Months Ended March 31, 2020 and 2019	3
	Condensed Consolidated Statements of Comprehensive Loss – Unaudited for the Three Months Ended March 31, 2020 and 2019	4
	Condensed Consolidated Statements of Stockholders’ Equity – Unaudited for the Three Months Ended March 31, 2020 and 2019	5
	Condensed Consolidated Statements of Cash Flows—Unaudited for the Three Months Ended March 31, 2020 and 2019	6
	Notes to the Condensed Consolidated Financial Statements – Unaudited as of March 31, 2020 and December 31, 2019, and for the Three Months Ended March 31, 2020 and 2019	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31

	SIGNATURES	32

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SYNACOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
AS OF MARCH 31, 2020 AND DECEMBER 31, 2019
(In thousands except for share and per share data)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,922	$10,966
Accounts receivable—net of allowance of $589 and $585	14,820	20,532
Prepaid expenses and other current assets	4,181	2,989
Total current assets	27,923	34,487
PROPERTY AND EQUIPMENT, net	14,234	14,948
OPERATING LEASE RIGHT-OF-USE ASSETS, net	4,051	4,765
GOODWILL	15,934	15,948
INTANGIBLE ASSETS, net	7,875	8,411
OTHER ASSETS	1,136	1,319
Total assets	$71,153	$79,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,588	$12,583
Accrued expenses and other current liabilities	3,313	5,878
Current portion of deferred revenue	5,952	6,509
Current portion of long-term debt and finance leases	1,819	2,529
Current portion of operating lease liabilities	1,826	2,165
Total current liabilities	25,498	29,664
LONG-TERM PORTION OF DEBT AND FINANCE LEASES	986	729
LONG-TERM PORTION OF OPERATING LEASE LIABILITIES	2,411	2,846
DEFERRED REVENUE	2,295	2,366
DEFERRED INCOME TAXES	295	275
OTHER LONG-TERM LIABILITIES	341	334
Total liabilities	31,826	36,214
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock – par value $0.01 per share; authorized 10,000,000 shares; none issued	—	—
Common stock – par value $0.01 per share; authorized 100,000,000 shares; 40,266,348 shares issued and 39,361,813 shares outstanding at March 31, 2020 and 40,075,475 shares issued and 39,201,477 shares outstanding at December 31, 2019	403	401
Treasury stock – at cost, 904,535 shares at March 31, 2020 and 873,998 shares at December 31, 2019	(1,971)	(1,931)
Additional paid-in capital	146,844	146,460
Accumulated deficit	(105,272)	(100,747)
Accumulated other comprehensive loss	(677)	(519)
Total stockholders’ equity	39,327	43,664
Total liabilities and stockholders’ equity	$71,153	$79,878
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(In thousands except for share and per share data)

	Three Months Ended March 31,
	2020	2019
REVENUE	$20,583	$31,824
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	10,729	16,506
Technology and development (exclusive of depreciation and amortization shown separately below)	3,108	4,546
Sales and marketing	4,368	5,991
General and administrative (exclusive of depreciation and amortization shown separately below)	4,466	4,465
Depreciation and amortization	2,214	2,435
Total costs and operating expenses	24,885	33,943
LOSS FROM OPERATIONS	(4,302)	(2,119)
OTHER INCOME, net	167	216
INTEREST EXPENSE	(59)	(64)
LOSS BEFORE INCOME TAXES	(4,194)	(1,967)
PROVISION FOR INCOME TAXES	331	277
NET LOSS	$(4,525)	$(2,244)
NET LOSS PER SHARE:
Basic	$(0.11)	$(0.06)
Diluted	$(0.11)	$(0.06)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE:
Basic	39,677,738	39,038,642
Diluted	39,677,738	39,038,642
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(In thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(4,525)	$(2,244)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(158)	(137)
Comprehensive loss	$(4,683)	$(2,381)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(In thousands except for share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
BALANCE—January 1, 2019	39,880,054	$399	852,482	$(1,899)	$144,739	$(91,726)	$(342)	$51,171
Exercise of common stock options	24,819	—	—	—	37	—	—	37
Stock-based compensation cost	—	—	—	—	347	—	—	347
Vesting of restricted stock units, net of treasury stock	416	—	125		—	—	—	—
Net loss	—	—	—	—	—	(2,244)	—	(2,244)
Other comprehensive loss	—	—	—	—	—	—	(137)	(137)
BALANCE—March 31, 2019	39,905,289	$399	852,607	$(1,899)	$145,123	$(93,970)	$(479)	$49,174

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
BALANCE—January 1, 2020	40,075,475	$401	873,998	$(1,931)	$146,460	$(100,747)	$(519)	$43,664
Stock-based compensation cost	—	—	—	—	386	—	—	386
Vesting of restricted stock units, net of treasury stock	190,873	2	30,537	(40)	(2)	—	—	(40)
Net loss	—	—	—	—	—	(4,525)	—	(4,525)
Other comprehensive loss	—	—	—	—	—	—	(158)	(158)
BALANCE—March 31, 2020	40,266,348	$403	904,535	$(1,971)	$146,844	$(105,272)	$(677)	$39,327
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,525)	$(2,244)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	2,740	2,487
Asset impairment	—	226
Stock-based compensation expense	377	331
Provision for deferred income taxes	20	20
Change in allowance for doubtful accounts	4	38
Changes in operating assets and liabilities:
Accounts receivable, net	5,708	4,522
Prepaid expenses and other assets	(1,017)	(432)
Operating lease right-of-use assets and liabilities, net	(59)	29
Accounts payable, accrued expenses and other liabilities	(2,408)	(4,598)
Deferred revenue	(628)	(684)
Net cash provided by (used in) operating activities	212	(305)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(965)	(1,325)
Net cash used in investing activities	(965)	(1,325)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt and finance leases	(1,107)	(694)
Proceeds from exercise of common stock options	—	37
Purchase of treasury stock and shares received to satisfy minimum tax withholdings	(40)	—
Net cash used in financing activities	(1,147)	(657)
Effect of exchange rate changes on cash and cash equivalents	(144)	(140)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,044)	(2,427)
Cash and cash equivalents, beginning of period	10,966	15,921
Cash and cash equivalents, end of period	$8,922	$13,494
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$59	$64
Cash paid for income taxes	$112	$248
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Minimum long-term debt and finance lease payments in accounts payable	$159	$26
Accrued property and equipment expenditures	$360	$95
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
AS OF MARCH 31, 2020 AND DECEMBER 31, 2019, AND
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
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
The accompanying condensed consolidated balance sheet as of December 31, 2019 was derived from the audited financial statements as of that date, but does not include all the information and footnotes required by U.S. GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Accounting Estimates —
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Actual results could differ materially from these estimates and judgments.
Many of our estimates require increased judgment due to the significant volatility, uncertainty and economic disruption of the recent global COVID-19 pandemic. We will continue to monitor the effects of the COVID-19 pandemic, and our estimates and judgments may change materially as new events occur or additional information becomes available to us.
Concentrations of Risk —
As of March 31, 2020 and December 31, 2019, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable as follows:

	Accounts Receivable
	March 31, 2020	December 31, 2019
Portal & Advertising Customer A	*	14%
* - Less than 10%

For the three months ended March 31, 2020 and 2019, the Company had concentrations equal to or exceeding 10% of the Company’s revenue as follows:

	Revenue
	Three Months Ended March 31,
	2020	2019
Google search	*	11%
Portal & Advertising Customer A	*	13%
* - Less than 10%
For the three months ended March 31, 2020 and 2019, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue:

	Cost of Revenue
	Three Months Ended March 31,
	2020	2019
Portal & Advertising Customer B	*	30%
* - Less than 10%
Recent Accounting Pronouncements —
Not Yet Adopted
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-13 ("ASU 2016-13") Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to certain available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes result in earlier recognition of credit losses. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company does not believe the impact of adopting this standard will be material to its consolidated financial statements and related disclosures.
Recently Adopted
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting For Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs in a cloud computing arrangement with the requirements for capitalizing implementation costs incurred for an internal-use software license. Adoption of this guidance is required for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and early adoption is permitted. The amendments will be applied prospectively to all implementation costs incurred after adoption. There was no impact to the Company's condensed consolidation financial statements for the quarter ended March 31, 2020 as a result of adopting this standard update on January 1, 2020.
The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined to be either not applicable, or had or are expected to have minimal impact on the Company’s financial statements and related disclosures.

2. Revenue from Contracts with Customers
The Company generates all of its revenue from contracts with customers. Many of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of software licenses are typically estimated using the residual approach. Standalone selling prices of services are typically estimated based on observable transactions when these services are sold on a standalone basis. The Company usually expects payment within 30 to 90 days from the invoice date (fulfillment of performance obligations or per contract terms). None of the Company’s contracts as of March 31, 2020 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced are recognized as deferred revenue.
Disaggregation of revenue
The following table provides information about disaggregated revenue for the three months ended March 31, 2020 and 2019 by the timing of revenue recognition, and includes a reconciliation of the disaggregated revenue by reportable segment (in thousands):

	Three Months Ended March 31,
	2020	2019
Software & Services
Products and services transferred over time	$8,330	$8,875
Products transferred at a point in time	2,732	2,283
Total Software & Services	11,062	11,158
Portal & Advertising
Products and services transferred over time	1,224	1,506
Products transferred at a point in time	8,297	19,160
Total Portal & Advertising	9,521	20,666
Total Revenue	$20,583	$31,824
Revenue disaggregated by geography, based on the billing address of our customer, consists of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue
United States	$15,295	$26,274
International	5,288	5,550
Total revenue	$20,583	$31,824
Remaining Performance Obligations
Deferred revenue is recorded when cash payments are received or due in advance of revenue recognition from software licenses, professional services, and maintenance agreements. The timing of revenue recognition may differ from the timing of billings to customers. The changes in deferred revenue, inclusive of both current and long-term, are as follows (in thousands):

Beginning balance - January 1, 2020	$8,875
Recognition of deferred revenue	(2,793)
Deferral of revenue	2,254
Effect of foreign currency translation	(89)
Ending balance - March 31, 2020	$8,247

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
3. Leases
The Company enters into various noncancelable operating lease agreements for certain of our offices, data centers, colocations and network equipment. The Company’s leases have original lease periods expiring between 2020 and 2025. Many leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The Company’s variable lease payments are immaterial and its lease agreements do not contain any material residual value guarantees or material restrictive covenants. Operating lease costs are included in cost of revenue and general and administrative costs in the Company’s condensed consolidated statements of operations. Finance lease amortization costs are included in depreciation and amortization, and finance lease interest costs are included in interest expense in the Company’s condensed consolidated statements of operations.
The components of lease costs are as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Finance lease cost
Amortization of right-of-use assets	$1,012	$628
Interest	42	189
Operating lease cost	717	1,090
Total lease cost	$1,771	$1,907
The lease term and discount rate are as follows :

	March 31, 2020		December 31, 2019
Weighted Average Remaining Lease Term
Operating leases	2.1	Years	2.0	Years
Finance leases	1.8	Years	1.2	Years

Weighted Average Discount Rate
Operating leases	6.0%		6.0%
Finance leases	4.5%		5.0%

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2020 (in thousands):

	Operating Leases	Finance Leases
The remainder of 2020	$1,594	$1,696
2021	1,601	701
2022	930	405
2023	434	66
2024	34	29
2025	—	2
Total undiscounted cash flows	4,593	2,899
Less imputed interest	(356)	(94)
Present value of lease liabilities	$4,237	$2,805
Supplemental cash flow information related to leases are as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$778	$1,202
Operating cash flows from finance leases	$42	$576
Financing cash flows from finance leases	$1,107	$48

Lease liabilities arising from obtaining right-of-use-assets:
Operating leases	$—	$—
Finance leases	$557	$—

4. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2020 are as follows (in thousands):

	Software & Services	Portal & Advertising	Total
December 31, 2019	$11,804	$4,144	$15,948
Effect of foreign currency translation	(14)	—	(14)
March 31, 2020	$11,790	$4,144	$15,934
The Company tests goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As a result of the potential future financial impacts of the COVID-19 pandemic, particularly on our Portal & Advertising segment, the Company assessed its goodwill for impairment concluding that there was no impairment as of March 31, 2020. The Company has no accumulated impairment losses.
Intangible assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Customer and publisher relationships	$14,780	$14,780
Technology	2,330	2,330
Trademark	300	300
Intangible assets, gross	17,410	17,410
Less accumulated amortization	(9,535)	(8,999)
Intangible assets, net	$7,875	$8,411
The Company tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. As a result of the potential future financial impacts of the COVID-19 pandemic, the Company assessed its long-lived assets for impairment and concluded that there was no impairment as of March 31, 2020.
Amortization of intangible assets totaled $0.5 million for the three months ended March 31, 2020 and 2019.  Based on acquired intangible assets recorded at March 31, 2020, amortization is expected to be $1.5 million for the remainder of 2020, $1.4 million in 2021, $1.3 million in 2022, $1.3 million in 2023, $1.3 million in 2024 and $0.9 million thereafter.
5. Property and Equipment – Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Computer equipment	$25,784	$25,392
Computer software	31,813	31,037
Furniture and fixtures	1,304	1,315
Leasehold improvements	1,097	1,116
Work in process (primarily software development costs)	253	187
Other	260	136
Property and equipment, gross	60,511	59,183
Less accumulated depreciation	(46,277)	(44,235)
Property and equipment, net	$14,234	$14,948
Depreciation expense totaled $1.7 million and $2.0 million for the three months ended March 31, 2020 and 2019, respectively.
Property and equipment includes computer equipment and software held under finance leases of $11.3 million and $10.8 million as of March 31, 2020 and December 31, 2019, respectively. Accumulated depreciation of computer equipment and software held under finance leases amounted to $7.0 million as of March 31, 2020. Accumulated depreciation of computer equipment and software held under capital leases amounted to $6.2 million as of December 31, 2019.

For the three months ended March 31, 2020 and 2019, respectively, the Company capitalized a total of $0.4 million and $0.7 million of costs that occurred during the application development phase, related to the development of internal-use software. The Company capitalized a total of $0.5 million and $0.3 million of costs related to the development of software for sale or license for the three months ended March 31, 2020 and 2019, respectively, that occurred after technological feasibility had been achieved.
Amortization of software capitalized for internal use was $0.7 million for the three months ended March 31, 2020 and $1.1 million for the three months ended March 31, 2019, and included in depreciation and amortization in the consolidated statement of operations. Amortization of software for sale or license was $0.5 million for the three months ended March 31, 2020 and is included in cost of revenue in the consolidated statement of operations. Amortization of software for sale or license was not material for the three months ended March 31, 2019.
There were no impairment charges during the three months ended March 31, 2020. Impairment charges related to software, previously capitalized for internal use, for the three months ended March 31, 2019 was $0.2 million and was included in general and administrative expense in the consolidated statement of operations. The impairment charges were a result of circumstances that indicated that the carrying values of the assets were not fully recoverable. The Company utilizes the discounted cash flow method to determine the fair value of the capitalized software assets.
The following table sets forth long-lived tangible assets by geographic area (in thousands):

	March 31, 2020	December 31, 2019
Long-lived tangible assets:
United States	$13,954	$14,629
International	280	319
Total long-lived tangible assets	$14,234	$14,948

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued compensation	$1,607	$4,209
Accrued content fees and other costs of revenue	308	151
Accrued taxes	343	192
Other	1,055	1,326
Total	$3,313	$5,878

7. Segment Information
The Company operates its business in two reportable segments: 1) Software & Services and 2) Portal & Advertising. Software & Services generates revenue by providing cloud-based identity management solutions and email/collaboration products. Portal & Advertising generates managed portal fees and advertising revenue from its traffic on its Managed Portals and other advertising solutions it provides for publishers.
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
The tables below summarize the financial information for the Company’s reportable segments for the three months ended March 31, 2020 and 2019 (in thousands). The “Corporate Unallocated Expenses” category, as it relates to Segment Adjusted EBITDA, primarily includes corporate overhead costs, such as rent, payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three Months Ended March 31, 2020
	Revenue	Cost of revenue (1)	Segment Adjusted EBITDA
Software & Services	$11,062	$3,206	$3,528
Portal & Advertising	9,521	7,523	(241)
Corporate Unallocated Expenses	—	—	(2,974)
Total Company	$20,583	$10,729	$313

	Three Months Ended March 31, 2019
	Revenue	Cost of revenue (1)	Segment Adjusted EBITDA
Software & Services	$11,158	$3,503	$2,794
Portal & Advertising	20,666	13,003	2,621
Corporate Unallocated Expenses	—	—	(3,711)
Total Company	$31,824	$16,506	$1,704

Notes:
(1)	Exclusive of depreciation and amortization shown separately on the condensed consolidated statements of operations

The following table reconciles total Segment Adjusted EBITDA to Net loss (in thousands):

	Three Months Ended March 31,
	2020	2019
Total Segment Adjusted EBITDA	$313	$1,704
Less:
Provision for income taxes	(331)	(277)
Interest expense	(59)	(64)
Other income, net	167	216
Depreciation and amortization	(2,732)	(2,487)
Asset impairment	—	(226)
Stock-based compensation expense	(377)	(331)
Restructuring costs	(60)	—
Certain professional services and legal fees*	(1,446)	(779)
Net loss	$(4,525)	$(2,244)

Notes:
*	"Certain legal & professional services fees" includes legal fees and other related expenses outside the ordinary course of business, as well as fees and expenses related to merger and acquisition activities.

8. Commitments and Contingencies
Litigation —The Company and its Chief Executive Officer and former Chief Financial Officer were named as defendants in a federal securities class action lawsuit filed on April 4, 2018 in the United States District Court for the Southern District of New York. The class includes persons who purchased the Company’s shares between May 4, 2016 and March 15, 2018. The plaintiff alleged that the Company made materially false and misleading statements regarding its contract with AT&T and the timing of revenue to be derived therefrom, and that as a result, class members suffered losses because Synacor shares traded at artificially inflated prices. The plaintiff sought an unspecified amount of damages, as well as interest, attorneys’ fees and legal expenses. The plaintiff filed an amended complaint on August 2, 2018, a second amended complaint on November 2, 2018, and the Company filed a motion to dismiss on December 17, 2018. The plaintiff filed an opposition to the motion to dismiss on January 19, 2019 and the Company filed its reply to plaintiff’s opposition on February 15, 2019. On August 28, 2019, the court granted the Company's motion to dismiss but permitted the plaintiff to seek leave to replead. On October 2, 2019, the plaintiff filed a letter application seeking the court's leave to file a third amended complaint. The Company filed a letter in opposition to the plaintiff's motion on October 21, 2019. The court denied plaintiffs’ application to file an amended complaint and ordered the case closed on November 15, 2019. The Clerk of the Court entered judgment in favor of the Company and the individual defendants and closed the case on November 19, 2019. Plaintiff filed its Notice of Appeal on December 16, 2019. Plaintiff-Appellant filed its brief in support of its appeal on March 20, 2020. The Company disputes these claims and intends to defend them vigorously. The Company cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any. Legal fees and liabilities related to this lawsuit are covered by our D&O insurance policy now that the Company has reached its deductible.
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

9. Stock-based Compensation
The Company has stock-based employee compensation plans for which compensation cost is recognized in its financial statements. The Company is authorized to grant key employees stock-based incentive awards, including options to purchase common stock, stock appreciation rights, restricted stock units ("RSUs"), performance stock units ("PSUs") or other stock units. The cost is measured at the grant date, based on the fair value of the award, determined using the Black-Scholes option pricing model, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).
The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods indicated:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Weighted average grant date fair value	$0.88	$0.99
Expected dividend yield	—%	—%
Expected stock price volatility	63%	61%
Risk-free interest rate	2.1%	2.6%
Expected life of options (in years)	5.82	6.25
Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the periods presented, is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Technology and development	$57	$103
Sales and marketing	101	115
General and administrative	219	113
Total stock-based compensation expense	$377	$331
Stock Option Activity – A summary of the stock option activity for the three months ended March 31, 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	7,296,746	$2.48
Granted	76,500	1.52
Exercised	—	—
Forfeited	(43,917)	2.05
Expired	(331,996)	2.40
Outstanding at March 31, 2020	6,997,333	$2.47	5.33	$—
Vested and expected to vest at March 31, 2020	6,961,490	$2.48	5.30	$—
Vested and exercisable at March 31, 2020	5,872,722	$2.54	4.76	$—
Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the Nasdaq Global Market as of March 31, 2020 was $1.02 per share. The total intrinsic value of options exercised for the three months ended March 31, 2020 was minimal. The weighted average fair value of options granted during the three months ended March 31, 2020 amounted to $0.88 per option share.
As of March 31, 2020, the unrecognized compensation cost related to options granted, for which vesting is probable, and adjusted for estimated forfeitures, was approximately $1.2 million. This cost is expected to be recognized over a weighted-average remaining period of 2.01 years.

RSU Activity —A summary of RSU activity for the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted Average Fair Value
Unvested—January 1, 2020	677,354	$1.54
Granted	87,506	1.10
Vested	(190,873)	1.52
Forfeited	(1,251)	1.76
Unvested—March 31, 2020	572,736	$1.49
As of March 31, 2020, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was $0.7 million. This cost is expected to be recognized over a weighted-average remaining period of 2.06 years.
PSU Activity  — A summary of PSU activity for the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted Average Fair Value
Unvested—January 1, 2020	297,789	$1.36
Granted	—	—
Vested	—	—
Forfeited	(74,442)	—
Unvested—March 31, 2020	223,347	$1.36
As of March 31, 2020, total unrecognized compensation cost, adjusted for estimated forfeitures, related to PSU's was $0.2 million. This cost is expected to be recognized over a weighted-average remaining period of 2.76 years.
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
The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2020	2019
Anti-dilutive equity awards:
Stock options	7,147,040	7,612,104
Restricted stock units	625,045	202,888
Performance based stock units	260,568	—

11. Merger Agreement with Qumu Corporation
On February 11, 2020, the Company, Qumu Corporation, a Minnesota corporation (“Qumu”), and Quantum Merger Sub I, Inc., a Minnesota corporation and a direct, wholly owned subsidiary of Synacor (“Merger Sub”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) for a proposed “merger of equals” transaction, pursuant to which, and subject to the conditions in the Merger Agreement, Merger Sub will merge with and into Qumu (the “Merger”), with Qumu surviving the Merger as a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, each issued and outstanding share of common stock, par value $0.01 per share, of Qumu will be converted into the right to receive 1.61 newly issued shares of common stock, par value $0.01 per share, of Synacor. No fractional shares of Synacor common stock will be issued in the Merger, and Qumu stockholders will receive cash in lieu of fractional shares of Synacor common stock, as specified in the Merger Agreement.

The closing of the Merger is subject to customary closing conditions, including (i) the absence of any adverse law or order promulgated, entered, enforced, enacted or issued by any governmental entity that makes illegal or prohibits the Merger, (ii) the Securities and Exchange Commission (the “SEC”) shall have declared effective the Form S-4 Registration Statement of Synacor, (iii) the approval of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of Qumu common stock entitled to vote thereon, (iv) the approval of the issuance of shares of Synacor common stock pursuant to the Merger Agreement by the affirmative vote of a majority of votes present or represented by proxy at Synacor’s stockholder meeting in connection with the Merger, (v) the authorization for listing on The Nasdaq Stock Market, subject to official notice of issuance, of the shares of Synacor Common Stock to be issued in the Merger, (vi) the receipt of certain opinions from legal counsel regarding the intended tax treatment of the Merger, (vii) subject to certain materiality exceptions, the accuracy of certain representations and warranties of each of Qumu and Synacor contained in the Merger Agreement and the compliance by each party with the covenants contained in the Merger Agreement, and (viii) the absence of a material adverse effect with respect to each of Qumu and Synacor.
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
If the Merger Agreement is terminated under certain circumstances as indicated in the Merger Agreement Qumu or Synacor, as applicable, may be required to pay the other party a termination fee of $2.0 million.
The parties expect the Merger will be completed in the third quarter of calendar year 2020. During the three months ended March 31, 2020, the Company recognized transaction-related expenses related to the Merger Agreement of $1.4 million, which are included within general and administrative expenses in the Company's condensed consolidated statement of operations.
12. Subsequent Event
On April 30, 2020, the Company entered into the First Amendment (the "Amendment") to the Loan and Security Agreement dated August 17, 2019, (the "Agreement"), with Silicon Valley Bank (the "Lender"). The Amendment changed the date from April 30, 2020 to May 31, 2020 for which the minimum Free Cash Flow target proposed by the Lender is to be agreed upon by the Company, as defined by the Agreement, with respect to any period from September 30, 2020 through and including December 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties, including uncertainty regarding the duration and scope of the impact of the COVID-19 pandemic and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause or contribute to such differences include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with the consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
The Company operates its business in two reportable segments: 1) Software & Services and 2) Portal & Advertising. A summary of the major products and services of our reportable segments follows:
Software & Services:
Synacor’s Software & Services segment is comprised of our cloud-based identity management platform and our Zimbra email & collaboration platform.
Cloud-based Identity Management
Our Cloud ID platform provides secure, scalable authentication and authorization that enables consumers to easily unlock access to content and services. It enables single sign-on access to services such as Over The Top (OTT) video, TV Everywhere streaming video and audio, email, web access customer account information, and other consumer and enterprise apps. Cloud ID is delivered as a platform-as-a-service through public and private cloud infrastructure.
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
Synacor has a diverse portal customer base but lost a key portal customer in the third quarter of 2019. See further discussion in our "Segment Results of Operations".
Publisher Focused
Synacor’s publisher focused advertising platform works with hundreds of publishers to deliver brand-safe monetization that leverages scale, premium brands and programmatic technology across desktop and mobile. We help publishers dynamically target different audiences by matching relevant content to the right users across multiple devices. Publishers also leverage our demand facilitation services to connect premium advertisers and brands with their target audiences on brand-safe sites.
The Impact of COVID-19 on our Results and Operations
At the beginning of 2020, an outbreak of COVID-19 emerged and by March 11, 2020 was declared a global pandemic by The World Health Organization. Across the United States and the world, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. By the end of March, the macroeconomic impacts became significant, exhibited by, among other things, a rise in unemployment and market volatility.
Beginning mid-March, Synacor implemented a work from home policy for nearly all of its employees other than a few providing on-site customer technical support. Being in an industry where telecommuting is very common, Synacor has been able to perform all normal business activities with minimal impact on productivity. Synacor will continue this work from home policy until shelter-in-place orders are lifted and it is determined to be safe for employees to return to work in our offices.
Although the global macroeconomic impacts due to the pandemic caused a few delays in closing new software subscriptions and renewals during the first quarter of 2020, there was minimal impact on Synacor’s Software & Services segment. However, beginning in March 2020 there was a sharp decline in advertising spending in response to the COVID-19 pandemic and the related reductions in economic activity. Our Portal & Advertising revenues were negatively affected during the first quarter of 2020 by this reduced advertising spending, and this reduction has continued into the second quarter of 2020. In addition, due to declines in advertising RPMs (or revenue-per-thousand-impressions) caused by an imbalance of supply and demand, Synacor’s advertising margins in its Portal & Advertising segment were also negatively impacted during March 2020.
To mitigate these impacts on our business, Synacor has taken actions to reduce costs and preserve liquidity including instituting a hiring freeze, reducing discretionary spending and minimizing capital spending. We have also taken steps during the second quarter of 2020 to improve our advertising margins with lower CPMs (or cost-per-thousand-impressions) and an increased number of revenue share arrangements. Although Synacor believes that the revenue declines in our Portal & Advertising segment will be temporary in nature, due to the uncertainty surrounding the extent, duration and pace of recovery related to the COVID-19 pandemic, we have decided to rescind our previously issued guidance for 2020 and temporarily suspend quarterly guidance updates until visibility improves. With the actions we have taken to reduce costs and improve our advertising margins, at the present time we continue to operate our business with the expectation of delivering positive Adjusted EBITDA throughout 2020.

Results of Operations
The following tables set forth our results of operations for the periods presented in amount (in thousands) and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2020	2019
Revenue	$20,583	$31,824
Cost of revenue (1)	10,729	16,506
Technology and development (1) (2)	3,108	4,546
Sales and marketing (2)	4,368	5,991
General and administrative (1) (2)	4,466	4,465
Depreciation and amortization	2,214	2,435
Total costs and operating expenses	24,885	33,943
Loss from operations	(4,302)	(2,119)
Other income, net	167	216
Interest expense	(59)	(64)
Loss before income taxes	(4,194)	(1,967)
Provision for income taxes	331	277
Net loss	$(4,525)	$(2,244)

Notes:
(1)	Exclusive of depreciation and amortization shown separately
(2)	Includes stock-based compensation, as follows:

	Three Months Ended March 31,
	2020	2019
Technology and development	$57	$103
Sales and marketing	101	115
General and administrative	219	113
Total stock-based compensation expense	$377	$331

	Three Months Ended March 31,
	2020	2019
Revenue	100%	100%
Cost of revenue (1)	52.1	51.9
Technology and development (1) (2)	15.1	14.3
Sales and marketing (2)	21.2	18.8
General and administrative (1) (2)	21.7	14.0
Depreciation and amortization	10.8	7.7
Total costs and operating expenses	120.9	106.7
Loss from operations	(20.9)	(6.7)
Other income, net	0.8	0.7
Interest expense	(0.3)	(0.2)
Loss before income taxes	(20.4)	(6.2)
Provision for income taxes	1.6	0.9
Net loss	(22.0)%	(7.1)%

Notes:
(1)	Exclusive of depreciation and amortization shown separately
(2)	Includes stock-based compensation
Comparison of the three months ended March 31, 2020 and 2019:
Revenue decreased by $11.2 million, or 35%, for the three months ended March 31, 2020 as compared to the same period in 2019, attributable to an overall decline of $0.1 million in Software & Services revenue and a decline of $11.1 million in Portal & Advertising revenue.
Cost of revenue decreased $5.8 million, or 35%, for the three months ended March 31, 2020 as compared to the same period in the prior year. The decrease in cost was primarily due to the decline in revenue along with lower portal & adverting margins offset by higher software & services margins and favorable mix.
Technology and development expenses decreased by $1.4 million, or 32%, in the three months ended March 31, 2020 as compared to 2019, primarily a result of lower compensation expenses of $1.1 million, lower software license costs of $0.1 million and discretionary spending of $0.1 million.
Sales and marketing expenses decreased by $1.6 million, or 27%, in the three months ended March 31, 2020 as compared to 2019, primarily the result of lower compensation expenses of $1.6 million.
General and administrative expenses remained flat for the three months ended March 31, 2020 as compared to the same period in 2019. Lower compensation expenses of $0.3 million and lower asset impairment of $0.2 million were offset by higher professional services fees of $0.5 million, which included $1.4 million of merger and acquisition related costs.
Depreciation and amortization decreased by $0.2 million, or 9%, for the three months ended March 31, 2020 as compared to the same period in 2019.
Other income, net consists of interest income and foreign currency transaction gains and losses related to our international operations. These expenses were flat for the three months ended March 31, 2020 compared to the same period in 2019.
Interest expense consists of interest on finance leases. Interest expense remained flat for the three months ended March 31, 2020 when compared to the same period in 2019.
Provision for income taxes of $0.3 million for the three months ended March 31, 2020 and 2019, is comprised primarily of current foreign income tax expense, including foreign withholding taxes, offset by deferred income tax benefit.
Segment Results of Operations
The Company operates its business in two reportable segments: 1) Software & Services and 2) Portal & Advertising.
Following are Revenue, Segment Adjusted EBITDA (in thousands) and Segment Adjusted EBITDA Margin by reportable segment for the three months ended March 31, 2020 and 2019. Segment Adjusted EBITDA is defined as EBITDA (earnings before interest, income taxes, depreciation and amortization) adjusted for certain non-cash items and other non-recurring income and expenses. Total Segment Adjusted EBITDA is equal to Adjusted EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “Adjusted EBITDA” below for a definition of Adjusted EBITDA and a reconciliation to net loss, the most directly comparable U.S. GAAP measure. Segment Adjusted EBITDA is the primary performance measure used by our senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment Adjusted EBITDA Margin is defined as Segment Adjusted EBITDA as a percent of Segment Revenue.

	Three Months Ended March 31,
	2020	2019
Revenue:
Software & Services	$11,062	$11,158
Portal & Advertising	9,521	20,666
Total Revenue	$20,583	$31,824

Segment Adjusted EBITDA:
Software & Services	$3,528	$2,794
Portal & Advertising	(241)	2,621
Corporate Unallocated Expense	(2,974)	(3,711)
Total Segment Adjusted EBITDA	$313	$1,704

Segment Adjusted EBITDA Margin:
Software & Services	31.9%	25.0%
Portal & Advertising	(2.5)%	12.7%
Total Segment Adjusted EBITDA Margin	1.5%	5.4%
Software & Services
Revenue in the first quarter of 2020 decreased by $0.1 million or 1% when compared to the first quarter of 2019. Recurring revenue (revenue recognized over time) decreased $0.5 million. This was primarily driven by a $0.4 million decrease in revenue related to a discontinued video product line. Non-recurring revenue (revenue recognized at a point in time) increased by $0.4 by million when compared with the same three month period in 2019. This was primarily due to higher professional services revenue.
Segment Adjusted EBITDA in the first quarter of 2020 increased by $0.7 million to $3.5 million compared to $2.8 million in the first quarter of 2019. The increase was primarily due to improved software margins and lower operating expenses driven by lower compensation expense. As a result, the Segment Adjusted EBITDA Margin increased to 31.9% compared to 25.0% in the first quarter of 2019.
Portal & Advertising
Revenue in the first quarter of 2020 decreased by $11.1 million or 54%, when compared to the first quarter of 2019. Recurring revenue was down $0.3 million primarily due to lower portal fees and the expected, continual decline in premium service fees. Non-recurring revenue was down $10.9 million, of which $9.3 million was due to the loss of a significant portal customer at the end of the third quarter of 2019. In addition, Portal & Advertising revenue declined during the first quarter of 2020 by $1.6 million primarily related to the COVID-19 pandemic.
Segment Adjusted EBITDA in the first quarter of 2020 decreased by $2.9 million to $(0.2) million compared to the first quarter of 2019. The decrease was primarily due to COVID-19 impacts on our publisher based advertising business and lost margin from the departure of a significant portal customer in third quarter of 2019, which was partially offset by lower compensation expenses. As a result, the Segment Adjusted EBITDA Margin decreased to (2.5)% compared to 12.7% in the first quarter of 2019.
Corporate Unallocated Expense
Corporate Unallocated Expense primarily includes corporate overhead costs, such as rent, payroll and related benefit costs and professional services which are not directly attributable to any individual segment. Corporate Unallocated Expense decreased in the first quarter of 2020 by $0.7 million or 20% compared to the first quarter of 2019. The decrease in expense is primarily a result of lower compensation costs of $0.3 million, lower professional services fees of $0.2 million and lower discretionary spending of $0.2 million.

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
For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2019 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed within this Quarterly Report on Form 10-Q adjusted EBITDA, a non-U.S. GAAP financial measure. We define adjusted EBITDA as net income (loss) plus: provision (benefit) for income taxes, interest expense, other (income) expense, depreciation and amortization, asset impairments, stock-based compensation, restructuring costs, and certain other one-time items. We have provided a reconciliation below of adjusted EBITDA to net loss, the most directly comparable U.S. GAAP financial measure.
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

Because of these limitations, adjusted EBITDA should be considered alongside other financial performance measures, including net loss and our other U.S. GAAP results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended March 31,
	2020	2019
Reconciliation of Adjusted EBITDA:
Net loss	$(4,525)	$(2,244)
Provision for income taxes	331	277
Interest expense	59	64
Other income, net	(167)	(216)
Depreciation and amortization	2,732	2,487
Asset impairment	—	226
Stock-based compensation expense	377	331
Restructuring costs	60	—
Certain professional services and legal fees*	1,446	779
Adjusted EBITDA	$313	$1,704

Notes:
*	"Certain legal & professional services fees" includes legal fees and other related expenses outside the ordinary course of business, as well as fees and expenses related to merger and acquisition activities.

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
In August 2019, we entered into a Loan and Security Agreement, (the "Agreement"), with Silicon Valley Bank (the "Lender"). The Lender has agreed to provide a $12.0 million secured revolving line of credit (the “credit facility”). The credit facility is available for cash borrowings, subject to a Borrowing Base formula based upon eligible accounts receivable. The maturity of the Agreement is two years from the date of the Agreement. Any borrowings under the Agreement bear interest, based on an interest rate dependent on cash liquidity for the relevant period. Cash liquidity is defined as cash plus (a) the lesser of (i) the Revolving Line or (ii) the amount available under the Borrowing Base minus (b) the outstanding principal balance of any Advances, (each as defined in the Agreement). If cash liquidity is greater than $20.0 million then the interest rate is the greater of the "prime rate” as published in The Wall Street Journal (WSJ) for the relevant period plus 0.50% or 5.50%. If cash liquidity is less than $20.0 million then the interest rate is the greater of WSJ prime rate plus 1.00% or 6.00%. The Agreement maintains certain reporting requirements, conditions, and covenants. The financial covenants include that we must maintain a Minimum Liquidity Coverage (as defined in the Agreement) greater than or equal to 2.25:1.00. Additionally, when cash liquidity falls below $20.0 million, the Agreement includes certain trailing six month Free Cash Flow requirements, tested on a quarterly basis. Free Cash Flow is defined in the Agreement as (a) Adjusted EBITDA, minus (b) capital expenditures determined in accordance with GAAP, minus (c) capitalized software expenses, determined in accordance with GAAP, and minus (d) cash taxes, determined in accordance with GAAP. As of March 31, 2020, we had no outstanding borrowings under the Agreement, and we had $6.7 million of availability based upon the borrowing formula under the Agreement. We estimate that with the decline in our March 2020 revenue, the impact resulting from COVID-19 on our March 31, 2020 availability under the Agreement was a reduction in availability of approximately $1.0 million.

On April 30, 2020, we entered into the First Amendment (the "Amendment") to the Agreement, which changed the date from April 30, 2020 to May 31, 2020 for when the Free Cash Flow covenant levels proposed by the Lender with respect to any period from period for September 30, 2020 through and including December 31, 2020 covenant levels are to be agreed upon by Synacor.
Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property. The Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance. The Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of March 31, 2020, we were in compliance with the covenants.
We began taking advantage of the option to defer remittance of the employer portion of social security tax at the end of April 2020 as provided for under the Coronavirus Aid, Relief, and Economic Security Act, ("CARES Act"). We estimate that this deferral will enable us to retain approximately $0.8 million in cash during the remainder of 2020, which would otherwise have been remitted to the federal government. Under the terms of the CARES Act, half of the cumulative deferred tax payment amount for 2020 will be remitted at the end of 2021 with the remaining half at the end of 2022.
As of March 31, 2020, we had approximately $8.9 million of cash and cash equivalents. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our credit facility, will be sufficient to meet our anticipated working capital and capital expenditure needs along with fixed obligations, for at least the next 12 months.
This expectation is a forward-looking statement based upon currently available information and we will continue to monitor the effects of COVID-19 on our working capital needs. To the extent that operating cash flows are lower than current levels or there are potential disruptions in the capital markets caused by the COVID-19 pandemic, it could make financing more difficult and/or expensive and we may not be able to obtain such financing on terms acceptable to us or at all.
Cash Flows
Statement of Cash Flows Data

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$212	$(305)
Net cash used in investing activities	$(965)	$(1,325)
Net cash used in financing activities	$(1,147)	$(657)
Net Cash Provided by (Used In) Operating Activities
During the three months ended March 31, 2020, net cash provided by operating activities of $0.2 million was primarily driven by a net loss of $4.5 million offset by cash provided by working capital and other net assets of $1.6 million and $3.1 million of non-cash charges including depreciation, amortization, and stock-based compensation expense.
During the three months ended March 31, 2019, net cash used in operating activities of $0.3 million was primarily driven by a net loss of $2.2 million and cash used in working capital and other net assets of $1.2 million which were offset by $3.1 million of non-cash charges including depreciation, amortization, and stock-based compensation expense.
Net Cash Used in Investing Activities
Net cash used in investing activities totaled $1.0 million in the three months ended March 31, 2020, as compared to $1.3 million in the comparable 2019 period. Cash payments were primarily for the development of software.

Net Cash Used in Financing Activities
Net cash used in financing activities for the three months ended March 31, 2020 of $1.1 million consisted of principal payments on finance lease obligations.
Net cash used in financing activities for the three months ended March 31, 2019 of $0.7 million primarily consisted of principal payments on finance lease obligations.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
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
Funds borrowed under the credit facility bear interest based on an interest rate dependent on cash liquidity for the relevant period. Cash liquidity is defined in the credit facility as cash plus (a) the lesser of (i) the Revolving Line or (ii) the amount available under the Borrowing Base minus (b) the outstanding principal balance of any Advances. If cash liquidity is greater than $20.0 million then the interest rate is the greater of the "prime rate” as published in The Wall Street Journal (WSJ) for the relevant period plus 0.50% or 5.50%. If cash liquidity is less than $20.0 million then the interest rate is the greater of WSJ prime rate plus 1.00% or 6.00%. This arrangement subjects us to interest rate risk. A 10% increase or decrease in these interest rates would not have a significant impact on our interest expense.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Foreign Currency Exchange Risks
We are also subject to foreign currency exchange risk relating to our operations in Canada, Europe, India, Japan and Singapore. Our expenses at these locations are denominated in the local currencies and our results of operations are influenced by changes in the exchange rates between the U.S. Dollar and these local currencies, principally the Canadian Dollar, Euro, British Pound Sterling, Rupee, Yen, and Singapore Dollar. In addition, certain of our accounts receivable are denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound Sterling and Japanese Yen. A 10% increase or decrease in the applicable currency exchange rates could result in an increase or decrease in our currency exchange (loss) gain of approximately $0.2 million, calculated based on our foreign currency denominated accounts receivable as of March 31, 2020.
We have in the past, and we may in the future, enter into contracts to minimize the foreign currency exchange risk with respect to significant foreign currency denominated accounts receivable balances.
We continue to evaluate our various foreign currency exchange rate exposures and may take additional steps to mitigate these exposures.

ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We and our Chief Executive Officer and former Chief Financial Officer were named as defendants in a federal securities class action lawsuit filed April 4, 2018 in the United States District Court for the Southern District of New York. The class includes persons who purchased Synacor’s shares between May 4, 2016 and March 15, 2018. The plaintiff alleged that Synacor made materially false and misleading statements regarding its contract with AT&T and the timing of revenue to be derived therefrom, and that as a result, class members suffered losses because Synacor shares traded at artificially inflated prices. The plaintiff sought an unspecified amount of damages, as well as interest, attorneys’ fees and legal expenses. The plaintiff filed an amended complaint on August 2, 2018, a second amended complaint on November 2, 2018, and the Synacor filed a motion to dismiss on December 17, 2018. The plaintiff filed his opposition to the motion to dismiss on January 19, 2019 and we filed our reply to plaintiff’s opposition on February 15, 2019. On August 28, 2019, the court granted Synacor's motion to dismiss but permitted the plaintiff to seek leave to replead. On October 2, 2019, the plaintiff filed a letter application seeking the court's leave to file a third amended complaint. We filed a letter in opposition to the plaintiff's motion on October 21, 2019. We dispute these claims and intend to defend them vigorously. Legal fees and liabilities related to this lawsuit are covered by D&O insurance after we reach our deductible. We filed a letter in opposition to the plaintiff's motion on October 21, 2019. The court denied plaintiffs’ application to file an amended complaint and ordered the case closed on November 15, 2019. The Clerk of the Court entered judgment in favor of the Company and the individual defendants and closed the case on November 19, 2019. Plaintiff filed its Notice of Appeal on December 16, 2019. Plaintiff-Appellant filed its brief in support of its appeal on March 20, 2020. We disputes these claims and intends to defend them vigorously. We cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any. Legal fees and liabilities related to this lawsuit are covered by our D&O insurance policy now that we have reached our deductible.
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
ITEM 1A. RISK FACTORS
The information set forth in this report should be read in conjunction with the risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”). These risks and uncertainties have the potential to materially affect our business, financial condition, results of operation, cash flows, and future prospects. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition, or operating results. The Company is providing the following additional information regarding potential risks associated with the COVID-19 outbreak. Except for such additional information, the Company believes there have been no material changes to the risk factors previously disclosed in the Company's Form 10-K.
The COVID-19 pandemic has impacted and may continue to impact Synacor's operations
The ongoing COVID-19 outbreak emanating from China at the beginning of 2020 has resulted in travel restrictions, “shelter in place” restrictions and other quarantine procedures, the cancellation or rescheduling of conferences, trade shows, sporting and other events, and the extended shutdown of certain businesses and industries. The spread of the COVID-19 throughout the world has also created global economic uncertainty and reduced optimism about the nearer term economic outlook, which has caused our partners, service providers and current or potential customers to closely monitor their costs, reduce their spending budgets and, in some cases, delay payments to us. Although Synacor does not sell directly to consumers, certain of Synacor’s advertising revenue included in our Portal & Advertising segment relate to businesses and industries that have been temporarily shut down or otherwise negatively impacted due to the COVID-19 pandemic. Synacor is continuing to monitor the impact of the COVID-19 pandemic on our business closely. Beginning in March 2020, sharp declines in advertising expenditures as result of the COVID-19 pandemic have resulted in a decline in revenue and lower margins in our Portal & Advertising segment. This reduction in revenue and lower margins in our Portal & Advertising segment have continued into the second quarter of 2020, and this may continue or worsen in future periods. In addition, while there has been relatively minimal impact on our Software & Services segment thus far, the COVID-19 pandemic may negatively impact this business segment during future periods.

In addition, as a result of the spreading pandemic, Synacor has implemented a work from home policy for all of its employees other than a small portion of its personnel who provide on-site technical support to Synacor’s customers. Synacor’s work from home policy and travel restrictions have adversely impacted our sales and marketing staff who provide international and regional support. The further need to limit our operations as a result of the COVID-19 pandemic may further reduce productivity or make developing new relationships and maintaining existing relationships more difficult.
The extent to which COVID-19 impacts Synacor’s results in future periods will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the ultimate geographic spread of COVID-19, the duration of the outbreak, travel restrictions imposed, business closures or business disruption, and the actions taken throughout the world, including in markets in which Synacor operates, particularly in the advertising market, to contain COVID-19 or treat its impact. As a result, Synacor’s sales cycle, revenues, profitability, cash flows and financial condition have been, and may continue to be adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

10.1	First Amendment to Loan and Security Agreement*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Schema Linkbase Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Labels Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*
* Filed with this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNACOR, INC.
(Registrant)

Date: May 15, 2020	By:	/s/ Himesh Bhise
Himesh Bhise
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Timothy J. Heasley
Timothy J. Heasley
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)