Form 10-Q
period 2020-06-30
Synacor, Inc.
filed 2020-08-13
CIK 1408278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 10, 2020, there were 39,459,391 shares of the registrant’s common stock outstanding.

SYNACOR, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SYNACOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
AS OF JUNE 30, 2020 AND DECEMBER 31, 2019
(In thousands except for share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,978	$10,966
Accounts receivable—net of allowance of $605 and $585	13,493	20,532
Prepaid expenses and other current assets	3,977	2,989
Total current assets	23,448	34,487
PROPERTY AND EQUIPMENT, net	12,670	14,948
OPERATING LEASE RIGHT-OF-USE ASSETS, net	4,187	4,765
GOODWILL	15,940	15,948
INTANGIBLE ASSETS, net	7,340	8,411
OTHER ASSETS	933	1,319
Total assets	$64,518	$79,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,472	$12,583
Accrued expenses and other current liabilities	3,413	5,878
Current portion of deferred revenue	5,349	6,509
Current portion of long-term debt and finance leases	1,027	2,529
Current portion of operating lease liabilities	2,179	2,165
Total current liabilities	22,440	29,664
LONG-TERM PORTION OF DEBT AND FINANCE LEASES	815	729
LONG-TERM PORTION OF OPERATING LEASE LIABILITIES	2,151	2,846
DEFERRED REVENUE	1,907	2,366
DEFERRED INCOME TAXES	334	275
OTHER LONG-TERM LIABILITIES	348	334
Total liabilities	27,995	36,214
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock – par value $0.01 per share; authorized 10,000,000 shares; none issued	—	—
Common stock – par value $0.01 per share; authorized 100,000,000 shares; 40,353,854 shares issued and 39,449,319 shares outstanding at June 30, 2020 and 40,075,475 shares issued and 39,201,477 shares outstanding at December 31, 2019	404	401
Treasury stock – at cost, 904,535 shares at June 30, 2020 and 873,998 shares at December 31, 2019	(1,971)	(1,931)
Additional paid-in capital	147,233	146,460
Accumulated deficit	(108,454)	(100,747)
Accumulated other comprehensive loss	(689)	(519)
Total stockholders’ equity	36,523	43,664
Total liabilities and stockholders’ equity	$64,518	$79,878
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(In thousands except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE	$18,176	$31,849	$38,759	$63,673
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	9,036	17,152	19,765	33,658
Technology and development (exclusive of depreciation and amortization shown separately below)	2,943	4,577	6,051	9,123
Sales and marketing	3,803	5,550	8,171	11,541
General and administrative (exclusive of depreciation and amortization shown separately below)	3,274	3,955	7,740	8,420
Depreciation and amortization	2,225	2,567	4,439	5,002
Total costs and operating expenses	21,281	33,801	46,166	67,744
LOSS FROM OPERATIONS	(3,105)	(1,952)	(7,407)	(4,071)
OTHER INCOME (EXPENSE), net	175	(207)	342	9
INTEREST EXPENSE	(50)	(55)	(109)	(119)
LOSS BEFORE INCOME TAXES	(2,980)	(2,214)	(7,174)	(4,181)
PROVISION FOR INCOME TAXES	202	273	533	550
NET LOSS	$(3,182)	$(2,487)	$(7,707)	$(4,731)
NET LOSS PER SHARE:
Basic	$(0.08)	$(0.06)	$(0.19)	$(0.12)
Diluted	$(0.08)	$(0.06)	$(0.19)	$(0.12)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE:
Basic	39,978,861	39,056,381	39,828,300	39,047,561
Diluted	39,978,861	39,056,381	39,828,300	39,047,561
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(3,182)	$(2,487)	$(7,707)	$(4,731)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(12)	122	(170)	(15)
Comprehensive loss	$(3,194)	$(2,365)	$(7,877)	$(4,746)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – UNAUDITED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020
(In thousands except for share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
BALANCE—April 1, 2020	40,266,348	$403	904,535	$(1,971)	$146,844	$(105,272)	$(677)	$39,327
Stock-based compensation cost	—	—	—	—	390	—	—	390
Vesting of restricted stock units, net of treasury stock	87,506	1	—	—	(1)	—	—	—
Net loss	—	—	—	—	—	(3,182)	—	(3,182)
Other comprehensive loss	—	—	—	—	—	—	(12)	(12)
BALANCE—June 30, 2020	40,353,854	$404	904,535	$(1,971)	$147,233	$(108,454)	$(689)	$36,523

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
BALANCE—January 1, 2020	40,075,475	$401	873,998	$(1,931)	$146,460	$(100,747)	$(519)	$43,664
Stock-based compensation cost	—	—	—	—	776	—	—	776
Vesting of restricted stock units, net of treasury stock	278,379	3	30,537	(40)	(3)	—	—	(40)
Net loss	—	—	—	—	—	(7,707)	—	(7,707)
Other comprehensive loss	—	—	—	—	—	—	(170)	(170)
BALANCE—June 30, 2020	40,353,854	$404	904,535	$(1,971)	$147,233	$(108,454)	$(689)	$36,523
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – UNAUDITED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019
(In thousands except for share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
BALANCE—April 1, 2019	39,905,289	$399	852,607	$(1,899)	$145,123	$(93,970)	$(479)	$49,174
Exercise of common stock options	1,708	—	—	—	3	—	—	3
Stock-based compensation cost	—	—	—	—	338	—	—	338
Vesting of restricted stock units, net of treasury stock	10,522	—	3,766	(6)	—	—	—	(6)
Net loss	—	—	—	—	—	(2,487)	—	(2,487)
Other comprehensive income	—	—	—	—	—	—	122	122
BALANCE—June 30, 2019	39,917,519	$399	856,373	$(1,905)	$145,464	$(96,457)	$(357)	$47,144

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
BALANCE—January 1, 2019	39,880,054	$399	852,482	$(1,899)	$144,739	$(91,726)	$(342)	$51,171
Exercise of common stock options	26,527	—	—	—	40	—	—	40
Stock-based compensation cost	—	—	—	—	685	—	—	685
Vesting of restricted stock units, net of treasury stock	10,938	—	3,891	(6)	—	—	—	(6)
Net loss	—	—	—	—	—	(4,731)	—	(4,731)
Other comprehensive loss	—	—	—	—	—	—	(15)	(15)
BALANCE—June 30, 2019	39,917,519	$399	856,373	$(1,905)	$145,464	$(96,457)	$(357)	$47,144
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,707)	$(4,731)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	5,512	5,473
Asset impairment	—	226
Stock-based compensation expense	760	655
Provision for deferred income taxes	59	40
Change in allowance for doubtful accounts	20	34
Changes in operating assets and liabilities:
Accounts receivable, net	7,019	3,639
Prepaid expenses and other assets	(618)	(23)
Operating lease right-of-use assets and liabilities, net	(102)	36
Accounts payable, accrued expenses and other liabilities	(4,170)	(4,030)
Deferred revenue	(1,619)	193
Net cash (used in) provided by operating activities	(846)	1,512
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,972)	(2,444)
Net cash used in investing activities	(1,972)	(2,444)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt and finance leases	(1,968)	(1,585)
Proceeds from exercise of common stock options	—	40
Purchase of treasury stock and shares received to satisfy minimum tax withholdings	(40)	(6)
Net cash used in financing activities	(2,008)	(1,551)
Effect of exchange rate changes on cash and cash equivalents	(162)	(21)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,988)	(2,504)
Cash and cash equivalents, beginning of period	10,966	15,921
Cash and cash equivalents, end of period	$5,978	$13,417
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$108	$120
Cash paid for income taxes	$314	$403
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Minimum long-term debt and finance lease payments in accounts payable	$267	$88
Accrued property and equipment expenditures	$5	$188
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
AS OF JUNE 30, 2020 AND DECEMBER 31, 2019, AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
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
Concentrations of Risk —
As of June 30, 2020 and December 31, 2019, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable as follows:

	Accounts Receivable
	June 30, 2020	December 31, 2019
Portal & Advertising Customer A	*	13%
* - Less than 10%

For the three and six months ended June 30, 2020 and 2019, the Company had concentrations equal to or exceeding 10% of the Company’s revenue as follows:

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Google search	12%	12%	*	12%
Portal & Advertising Customer A	*	12%	*	13%
* - Less than 10%
For the three and six months ended June 30, 2020 and 2019, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue:

	Cost of Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Portal & Advertising Customer B	*	28%	*	29%
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
Recently Adopted
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting For Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs in a cloud computing arrangement with the requirements for capitalizing implementation costs incurred for an internal-use software license. Adoption of this guidance is required for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and early adoption is permitted. The amendments will be applied prospectively to all implementation costs incurred after adoption. There was no impact to the Company's condensed consolidation financial statements for the three and six months ended June 30, 2020 as a result of adopting this standard update on January 1, 2020.
The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined to be either not applicable, or had or are expected to have minimal impact on the Company’s financial statements and related disclosures.

2. Revenue from Contracts with Customers
The Company generates all of its revenue from contracts with customers. Many of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of software licenses are typically estimated using the residual approach. Standalone selling prices of services are typically estimated based on observable transactions when these services are sold on a standalone basis. The Company usually expects payment within 30 to 90 days from the invoice date (fulfillment of performance obligations or per contract terms). None of the Company’s contracts as of June 30, 2020 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced are recognized as deferred revenue.
Disaggregation of revenue
The following table provides information about disaggregated revenue for the three and six months ended June 30, 2020 and 2019 by the timing of revenue recognition, and includes a reconciliation of the disaggregated revenue by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Software & Services
Products and services transferred over time	$8,063	$8,388	$16,393	$17,263
Products transferred at a point in time	2,852	2,200	5,584	4,483
Total Software & Services	10,915	10,588	21,977	21,746
Portal & Advertising
Products and services transferred over time	881	1,202	2,105	2,708
Products transferred at a point in time	6,380	20,059	14,677	39,219
Total Portal & Advertising	7,261	21,261	16,782	41,927
Total Revenue	$18,176	$31,849	$38,759	$63,673
Revenue disaggregated by geography, based on the billing address of our customer, consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
United States	$12,672	$26,974	$27,967	$53,248
International	5,504	4,875	10,792	10,425
Total revenue	$18,176	$31,849	$38,759	$63,673
Remaining Performance Obligations
Deferred revenue is recorded when cash payments are received or due in advance of revenue recognition from software licenses, professional services, and maintenance agreements. The timing of revenue recognition may differ from the timing of billings to customers.
The changes in deferred revenue, inclusive of both current and long-term, are as follows (in thousands):

Beginning balance - January 1, 2020	$8,875
Recognition of deferred revenue	(5,471)
Deferral of revenue	3,929
Effect of foreign currency translation	(77)
Ending balance - June 30, 2020	$7,256

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
The components of lease costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Finance lease cost
Amortization of right-of-use assets	$969	$958	$1,981	$1,586
Interest	26	211	68	400
Operating lease cost	608	1,129	1,325	2,219
Total lease cost	$1,603	$2,298	$3,374	$4,205
The lease term and discount rate are as follows :

	June 30, 2020		December 31, 2019
Weighted Average Remaining Lease Term
Operating leases	1.8	Years	2.0	Years
Finance leases	2.1	Years	1.2	Years

Weighted Average Discount Rate
Operating leases	6.0%		6.0%
Finance leases	3.9%		5.0%

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2020 (in thousands):

	Operating Leases	Finance Leases
The remainder of 2020	$1,252	$703
2021	1,996	704
2022	933	407
2023	436	67
2024	35	29
2025	—	2
Total undiscounted cash flows	4,652	1,912
Less imputed interest	(322)	(70)
Present value of lease liabilities	$4,330	$1,842
Supplemental cash flow information related to leases are as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,429	$2,324
Operating cash flows from finance leases	$68	$400
Financing cash flows from finance leases	$1,968	$1,586

Lease liabilities arising from obtaining right-of-use-assets:
Operating leases	$672	$64
Finance leases	$563	$1,925

4. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2020 are as follows (in thousands):

	Software & Services	Portal & Advertising	Total
December 31, 2019	$11,804	$4,144	$15,948
Effect of foreign currency translation	(8)	—	(8)
June 30, 2020	$11,796	$4,144	$15,940
The Company tests goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company, as a result of the potential future financial impacts of the COVID-19 pandemic, particularly on our Portal & Advertising segment, assessed its goodwill for impairment as of March 31, 2020, for which all reporting units were found to have a fair value greater than there carrying value. As of June 30, 2020 the Company considered the current and future macroeconomic and market conditions, along with its current market capitalization, projected cash flows and forecasts, and projections relating to the impact of the COVID-19 pandemic on each of its reporting units. The Company determined that a triggering event had not occurred as of June 30, 2020 which would require an additional interim impairment test to be performed.
As such, no impairment charges were recorded for the three and six months ended June 30, 2020. The Company has no accumulated impairment losses.
Intangible assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Customer and publisher relationships	$14,780	$14,780
Technology	2,330	2,330
Trademark	300	300
Intangible assets, gross	17,410	17,410
Less accumulated amortization	(10,070)	(8,999)
Intangible assets, net	$7,340	$8,411
Amortization of intangible assets totaled $0.5 million for the three months ended June 30, 2020 and 2019, and $1.1 million for the six months ended June 30, 2020 and 2019.  Based on acquired intangible assets recorded at June 30, 2020, amortization is expected to be $1.1 million for the remainder of 2020, $1.4 million in 2021, $1.3 million in 2022, $1.3 million in 2023, $1.3 million in 2024 and $0.9 million thereafter.
5. Property and Equipment - Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Computer equipment	$25,808	$25,392
Computer software	32,530	31,037
Furniture and fixtures	1,308	1,315
Leasehold improvements	1,101	1,116
Work in process (primarily software development costs)	196	187
Other	261	136
Property and equipment, gross	61,204	59,183
Less accumulated depreciation	(48,534)	(44,235)
Property and equipment, net	$12,670	$14,948
Depreciation expense totaled $1.7 million and $2.5 million for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense totaled $4.4 million and $4.4 million for the six months ended June 30, 2020 and 2019, respectively.

Property and equipment includes computer equipment and software held under finance leases of $11.4 million and $10.8 million as of June 30, 2020 and December 31, 2019, respectively. Accumulated depreciation of computer equipment and software held under finance leases amounted to $7.9 million as of June 30, 2020 and $6.2 million as of December 31, 2019.
For the three months ended June 30, 2020 and 2019, respectively, the Company capitalized a total of $0.3 million and $0.8 million of costs that occurred during the application development phase, related to the development of internal-use software. The Company capitalized a total of $0.3 million and $0.4 million of costs related to the development of software for sale or license for the three months ended June 30, 2020 and 2019, respectively, that occurred after technological feasibility had been achieved.
For the six months ended June 30, 2020 and 2019, respectively, the Company capitalized a total of $0.7 million and $1.5 million of costs that occurred during the application development phase, related to the development of internal-use software. The Company capitalized a total of $0.8 million and $0.7 million of costs related to the development of software for sale or license for the six months ended June 30, 2020 and 2019, respectively, that occurred after technological feasibility had been achieved.
Amortization of software capitalized for internal use was $0.7 million and $1.0 million for the three months ended June 30, 2020 and June 30, 2019 and $1.3 million and $2.1 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Amortization of software capitalized for internal use is included in depreciation and amortization in the consolidated statement of operations.
Amortization of software for sale or license was $0.5 million and $0.4 million for the three months ended June 30, 2020 and June 30, 2019 and $1.1 million and $0.5 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Amortization of software for sale or license is included in cost of revenue in the consolidated statement of operations.
There were no impairment charges during the three and six months ended June 30, 2020. There were no impairment charges during the three months ended June 30, 2019. Impairment charges related to software, previously capitalized for internal use, for the six months ended June 30, 2019 was $0.2 million and was included in general and administrative expense in the consolidated statement of operations. The impairment charges were a result of circumstances that indicated that the carrying values of the assets were not fully recoverable. The Company utilizes the discounted cash flow method to determine the fair value of the capitalized software assets.
The following table sets forth long-lived tangible assets by geographic area (in thousands):

	June 30, 2020	December 31, 2019
Long-lived tangible assets:
United States	$12,434	$14,629
International	236	319
Total long-lived tangible assets	$12,670	$14,948

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued compensation	$1,555	$4,209
Accrued content fees and other costs of revenue	90	151
Accrued taxes	381	192
Accrued royalties and rebates	763	930
Other	624	396
Total	$3,413	$5,878

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
The tables below summarize the financial information for the Company’s reportable segments for the three and six months ended June 30, 2020 and 2019 (in thousands). The “Corporate Unallocated Expenses” category, as it relates to Segment Adjusted EBITDA, primarily includes corporate overhead costs, such as rent, payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Revenue	Cost of revenue (1)	Segment Adjusted EBITDA	Revenue	Cost of revenue (1)	Segment Adjusted EBITDA
Software & Services	$10,915	$3,315	$3,718	$21,977	$6,521	$7,246
Portal & Advertising	7,261	5,721	(403)	16,782	13,244	(644)
Corporate Unallocated Expenses	—	—	(2,860)	—	—	(5,834)
Total Company	$18,176	$9,036	$455	$38,759	$19,765	$768

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Revenue	Cost of revenue (1)	Segment Adjusted EBITDA	Revenue	Cost of revenue (1)	Segment Adjusted EBITDA
Software & Services	$10,588	$3,234	$2,794	$21,746	$6,737	$5,588
Portal & Advertising	21,261	13,918	2,534	41,927	26,921	5,155
Corporate Unallocated Expenses	—	—	(3,713)	—	—	(7,424)
Total Company	$31,849	$17,152	$1,615	$63,673	$33,658	$3,319

Notes:
(1)	Exclusive of depreciation and amortization shown separately on the condensed consolidated statements of operations

The following table reconciles total Segment Adjusted EBITDA to Net loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total Segment Adjusted EBITDA	$455	$1,615	$768	$3,319
Less:
Provision for income taxes	(202)	(273)	(533)	(550)
Interest expense	(50)	(55)	(109)	(119)
Other income (expense), net	175	(207)	342	9
Depreciation and amortization	(2,765)	(2,986)	(5,497)	(5,473)
Asset impairment	—	—	—	(226)
Stock-based compensation expense	(383)	(324)	(760)	(655)
Restructuring costs	(60)	—	(120)	—
Certain legal and professional services fees*	(352)	(257)	(1,798)	(1,036)
Net loss	$(3,182)	$(2,487)	$(7,707)	$(4,731)

Notes:
*	"Certain legal and professional services fees" includes legal fees and other related expenses outside the ordinary course of business, as well as fees and expenses related to merger and acquisition activities.

8. Commitments and Contingencies
Litigation —The Company and its Chief Executive Officer and former Chief Financial Officer were named as defendants in a federal securities class action lawsuit filed on April 4, 2018 in the United States District Court for the Southern District of New York. The class includes persons who purchased the Company’s shares between May 4, 2016 and March 15, 2018. The plaintiff alleged that the Company made materially false and misleading statements regarding its contract with AT&T and the timing of revenue to be derived therefrom, and that as a result, class members suffered losses because Synacor shares traded at artificially inflated prices. The plaintiff sought an unspecified amount of damages, as well as interest, attorneys’ fees and legal expenses. The plaintiff filed an amended complaint on August 2, 2018, a second amended complaint on November 2, 2018, and the Company filed a motion to dismiss on December 17, 2018. The plaintiff filed an opposition to the motion to dismiss on January 19, 2019 and the Company filed its reply to plaintiff’s opposition on February 15, 2019. On August 28, 2019, the court granted the Company's motion to dismiss but permitted the plaintiff to seek leave to replead. On October 2, 2019, the plaintiff filed a letter application seeking the court's leave to file a third amended complaint. The Company filed a letter in opposition to the plaintiff's motion on October 21, 2019. The court denied plaintiffs’ application to file an amended complaint and ordered the case closed on November 15, 2019. The Clerk of the Court entered judgment in favor of the Company and the individual defendants and closed the case on November 19, 2019. Plaintiff filed its Notice of Appeal on December 16, 2019. Plaintiff-Appellant filed its brief in support of its appeal on March 20, 2020. Defendants-Appellees filed their reply brief in opposition on June 19, 2020 and Plaintiff-Appellant filed its subsequent reply brief in support of its appeal on July 10, 2020. Oral arguments are pending to be scheduled in front of the United States Court of Appeals for the Second Circuit. The Company disputes these claims and intends to defend them vigorously. The Company cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any. Legal fees and liabilities related to this lawsuit are covered by our D&O insurance policy now that the Company has reached its deductible.
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
The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods indicated:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Weighted average grant date fair value	$0.88	$1.00
Expected dividend yield	—%	—%
Expected stock price volatility	63%	66%
Risk-free interest rate	2.0%	2.3%
Expected life of options (in years)	5.78	6.09
Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the periods presented, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Technology and development	$56	$92	$113	$195
Sales and marketing	103	111	204	226
General and administrative	224	121	443	234
Total stock-based compensation expense	$383	$324	$760	$655
Stock Option Activity – A summary of the stock option activity for the six months ended June 30, 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	7,296,746	$2.48
Granted	80,100	1.51
Exercised	—	—
Forfeited	(56,609)	2.14
Expired	(521,317)	2.60
Outstanding at June 30, 2020	6,798,920	$2.46	5.18	$—
Vested and expected to vest at June 30, 2020	6,774,447	$2.46	5.16	$—
Vested and exercisable at June 30, 2020	5,871,832	$2.52	4.73	$—
Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the Nasdaq Global Market as of June 30, 2020 was $1.13 per share. The total intrinsic value of options exercised for the three and six months ended June 30, 2020 was minimal. The weighted average fair value of options granted during the six months ended June 30, 2020 amounted to $0.88 per option share.
As of June 30, 2020, the unrecognized compensation cost related to options granted, for which vesting is probable, and adjusted for estimated forfeitures, was approximately $0.9 million. This cost is expected to be recognized over a weighted-average remaining period of 1.87 years.

RSU Activity —A summary of RSU activity for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted Average Fair Value
Unvested—January 1, 2020	677,354	$1.54
Granted	154,967	1.25
Vested	(278,379)	1.39
Forfeited	(1,918)	1.76
Unvested—June 30, 2020	552,024	$1.54
As of June 30, 2020, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was $0.6 million. This cost is expected to be recognized over a weighted-average remaining period of 1.81 years.
PSU Activity  — A summary of PSU activity for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted Average Fair Value
Unvested—January 1, 2020	297,789	$1.36
Granted	—	—
Vested	—	—
Forfeited	(74,442)	—
Unvested—June 30, 2020	223,347	$1.36
As of June 30, 2020, total unrecognized compensation cost, adjusted for estimated forfeitures, related to PSUs was $0.2 million. This cost is expected to be recognized over a weighted-average remaining period of 2.51 years.
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
The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Anti-dilutive equity awards:
Stock options	6,898,127	7,547,855	7,031,000	7,588,267
Restricted stock units	562,380	388,169	600,705	262,561
Performance based stock units	223,347	—	248,161	—

11. Merger Agreement with Qumu Corporation
As previously disclosed, on February 11, 2020, the Company, Qumu Corporation, a Minnesota corporation (“Qumu”), and Quantum Merger Sub I, Inc., a Minnesota corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) for a proposed “merger of equals” transaction. The Merger Agreement provided that, subject to the conditions set forth in the Merger Agreement, Merger Sub would merge with and into Qumu (the “Merger”), with Qumu surviving the Merger as a wholly owned subsidiary of the Company.
On June 29, 2020, Synacor, Qumu and Merger Sub entered into a mutual termination agreement pursuant to which the parties mutually agreed to terminate the Merger Agreement (the “Mutual Termination Agreement”). Under the terms of the Mutual Termination Agreement, Qumu agreed to immediately pay Synacor a fee in the amount of $250,000, and has also agreed to pay Synacor an additional fee in the amount of $1,450,000 if Qumu enters into a binding definitive agreement for an acquisition transaction within 15 months of the date of the Mutual Termination Agreement, and which is ultimately consummated. The Mutual Termination Agreement also includes mutual releases of known and unknown claims among Synacor, Merger Sub and Qumu arising out of, relating to, or in connection with the Merger Agreement and the Merger.
12. Subsequent Event
On August 4, 2020, the Company executed a reduction in workforce, with estimated $0.8 million of severance expense expected to recorded in the third quarter of 2020. Severance payments are estimated to be substantially complete by the fourth quarter of 2020. Total annual compensation savings are forecasted to be $3.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties, including uncertainty regarding the duration and scope of the impact of the COVID-19 pandemic on our business, results of operation and financial condition and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause or contribute to such differences include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Beginning mid-March, Synacor implemented a work from home policy for nearly all of its employees other than a few providing on-site customer technical support. Being in an industry where telecommuting is very common, Synacor has been able to perform all normal business activities with minimal impact on productivity. Synacor will continue this work from home policy until it is determined to be safe for employees to return to work in our offices.
Although the global macroeconomic impacts due to the pandemic have caused some delays in closing new software subscriptions and renewals, the overall impact on Synacor’s Software & Services segment has been minimal. However, our Portal & Advertising segment has been negatively impacted with advertising revenue down significantly due to a sharp decline in advertising spending, which began in March 2020 and continued throughout the second quarter of 2020. Although we have seen some market improvement in advertising spending in the beginning of the third quarter of 2020, our revenues are still significantly lower as compared to the same periods in 2019. We have, however, seen an improvement in advertising margins as we have progressed through the second quarter, which were depressed near the end of the first quarter of 2020 caused by the rapid imbalance of supply and demand.
To mitigate these impacts on our business, Synacor has taken actions to reduce costs and preserve liquidity, including instituting a hiring freeze and a reduction in workforce during the third quarter, reducing discretionary spending and minimizing capital spending. We also took steps during the second quarter of 2020 to improve our advertising margins with lower CPMs (or cost-per-thousand-impressions) and an increased number of revenue share arrangements. Although Synacor believes that the COVID-19 related impacts on our business will be temporary, due to the continued uncertainty surrounding the duration and pace of recovery, we have decided to continue suspension of our quarterly guidance updates until visibility improves. With the actions we have taken to reduce costs and improve our advertising margins, at the present time, we continue to operate our business with the expectation of delivering positive Adjusted EBITDA throughout 2020.

Termination of Merger Agreement with Qumu Corporation
As previously disclosed, on February 11, 2020, the Company, Qumu Corporation, a Minnesota corporation (“Qumu”), and Quantum Merger Sub I, Inc., a Minnesota corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) for a proposed “merger of equals” transaction. The Merger Agreement provided that, subject to the conditions set forth in the Merger Agreement, Merger Sub would merge with and into Qumu (the “Merger”), with Qumu surviving the Merger as a wholly owned subsidiary of the Company.
On June 29, 2020, Synacor, Qumu and Merger Sub entered into a mutual termination agreement pursuant to which the parties mutually agreed to terminate the Merger Agreement (the “Mutual Termination Agreement”). Under the terms of the Mutual Termination Agreement, Qumu agreed to immediately pay Synacor a fee in the amount of $250,000, and has also agreed to pay Synacor an additional fee in the amount of $1,450,000 if Qumu enters into a binding definitive agreement for an acquisition transaction within 15 months of the date of the Mutual Termination Agreement, and which is ultimately consummated. The Mutual Termination Agreement also includes mutual releases of known and unknown claims among Synacor, Merger Sub and Qumu arising out of, relating to, or in connection with the Merger Agreement and the Merger.
Results of Operations
The following tables set forth our results of operations for the periods presented in amount (in thousands) and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$18,176	$31,849	$38,759	$63,673
Cost of revenue (1)	9,036	17,152	19,765	33,658
Technology and development (1) (2)	2,943	4,577	6,051	9,123
Sales and marketing (2)	3,803	5,550	8,171	11,541
General and administrative (1) (2)	3,274	3,955	7,740	8,420
Depreciation and amortization	2,225	2,567	4,439	5,002
Total costs and operating expenses	21,281	33,801	46,166	67,744
Loss from operations	(3,105)	(1,952)	(7,407)	(4,071)
Other income (expense), net	175	(207)	342	9
Interest expense	(50)	(55)	(109)	(119)
Loss before income taxes	(2,980)	(2,214)	(7,174)	(4,181)
Provision for income taxes	202	273	533	550
Net loss	$(3,182)	$(2,487)	$(7,707)	$(4,731)

Notes:
(1)	Exclusive of depreciation and amortization shown separately
(2)	Includes stock-based compensation, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Technology and development	$56	$92	$113	$195
Sales and marketing	103	111	204	226
General and administrative	224	121	443	234
Total stock-based compensation expense	$383	$324	$760	$655

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue (1)	49.7	53.9	51.0	52.9
Technology and development (1) (2)	16.2	14.4	15.6	14.3
Sales and marketing (2)	20.9	17.4	21.1	18.1
General and administrative (1) (2)	18.0	12.4	20.0	13.2
Depreciation and amortization	12.2	8.1	11.5	7.9
Total costs and operating expenses	117.0	106.2	119.2	106.4
Loss from operations	(17.1)	(6.1)	(19.1)	(6.4)
Other income (expense), net	1.0	(0.6)	0.9	—
Interest expense	(0.3)	(0.2)	(0.3)	(0.2)
Loss before income taxes	(16.4)	(7.0)	(18.5)	(6.6)
Provision for income taxes	1.1	0.9	1.4	0.9
Net loss	(17.5)%	(7.9)%	(19.9)%	(7.5)%

Notes:
(1)	Exclusive of depreciation and amortization shown separately
(2)	Includes stock-based compensation
Comparison of the three and six months ended June 30, 2020 and 2019:
Revenue decreased by $13.7 million, or 43%, for the three months ended June 30, 2020 as compared to the same period in 2019, attributable to an overall increase of $0.3 million in Software & Services revenue and a decline of $14.0 million in Portal & Advertising revenue. Revenue decreased by $24.9 million, or 39%, for the six months ended June 30, 2020 as compared to the same period in 2019, attributable to an overall increase of $0.2 million in Software & Services revenue and a decline of $25.1 million in Portal & Advertising revenue.
Cost of revenue decreased $8.1 million, or 47%, for the three months ended June 30, 2020 as compared to the same period in the prior year. Cost of revenue decreased $13.9 million, or 41%, for the six months ended June 30, 2020 as compared to the same period in 2019. The decrease in cost for the three months and six months ended June 30, 2020 compared to the same periods in 2019 was primarily due to the decline in revenue, cost reductions and favorable mix.
Technology and development expenses decreased by $1.6 million, or 36%, in the three months ended June 30, 2020 as compared to the same period in 2019, primarily as a result of lower compensation expenses of $1.6 million. Technology and development expenses decreased $3.1 million, or 34%, for the six months ended June 30, 2020 as compared to the same period in 2019, driven by lower compensation expenses of $2.8 million, lower software license costs of $0.2 million and lower discretionary spending of $0.1 million.
Sales and marketing expenses decreased by $1.7 million, or 31%, in the three months ended June 30, 2020 as compared to the same period in 2019, primarily the result of lower compensation expenses of $1.3 million, lower travel costs of $0.3 million and lower software license costs of $0.1 million. Sales and marketing expenses decreased $3.4 million, or 29%, for the six months ended June 30, 2020 as compared to the same period in 2019, driven by lower compensation expenses of $2.9 million, lower travel costs of $0.3 million and lower software license costs of $0.1 million.
General and administrative expenses decreased by $0.7 million, or 17%, for the three months ended June 30, 2020 as compared to the same period in 2019, primarily the result of lower compensation expenses of $0.3 million, lower facilities costs of $0.2 million and lower professional services fees of $0.1 million. General and administrative expenses decreased $0.7 million, or 8%, for the six months ended June 30, 2020 as compared to the same period in 2019. The decrease was a result of lower compensation expenses of $0.6 million, lower facilities costs of $0.2 million and the absence of impairment charges in the current year versus a $0.2 million charge in 2019. These reductions were offset by higher professional services fees of $0.4 million, which included $1.8 million of merger and acquisition related costs.

Depreciation and amortization decreased by $0.3 million, or 13%, for the three months ended June 30, 2020 as compared to the same period in 2019. Depreciation and amortization decreased by $0.6 million, or 11%, for the six months ended June 30, 2020 as compared to the same period in 2019.
Other income (expense), net consists of interest income and foreign currency transaction gains and losses related to our international operations. Synacor reported income of $0.2 million for the three months ended June 30, 2020 and expense of $0.2 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, we reported income of $0.3 million and nominal income for the six months ended June 30, 2019.
Interest expense consists of interest on finance leases. Interest expense remained flat for the three months and six months ended June 30, 2020 when compared to the same periods in 2019.
Provision for income taxes of $0.2 million and $0.3 million for the three months ended June 30, 2020 and June 30, 2019, respectively, is comprised primarily of current foreign income tax expense, including foreign withholding taxes, offset by deferred income tax benefit. The provision for income taxes is $0.5 million for the six months ended June 30, 2020 and $0.6 million for the six months ended June 30, 2019.
Segment Results of Operations
The Company operates its business in two reportable segments: 1) Software & Services and 2) Portal & Advertising.
Following are Revenue, Segment Adjusted EBITDA (in thousands) and Segment Adjusted EBITDA Margin by reportable segment for the three and six months ended June 30, 2020 and 2019. Segment Adjusted EBITDA is defined as EBITDA (earnings before interest, income taxes, depreciation and amortization) adjusted for certain non-cash items and other non-recurring income and expenses. Total Segment Adjusted EBITDA is equal to Adjusted EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “Adjusted EBITDA” below for a definition of Adjusted EBITDA and a reconciliation to net loss, the most directly comparable U.S. GAAP measure. Segment Adjusted EBITDA is the primary performance measure used by our senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment Adjusted EBITDA Margin is defined as Segment Adjusted EBITDA as a percent of Segment Revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Software & Services	$10,915	$10,588	$21,977	$21,746
Portal & Advertising	7,261	21,261	16,782	41,927
Total Revenue	$18,176	$31,849	$38,759	$63,673

Segment Adjusted EBITDA:
Software & Services	$3,718	$2,794	$7,246	$5,588
Portal & Advertising	(403)	2,534	(644)	5,155
Corporate Unallocated Expense	(2,860)	(3,713)	(5,834)	(7,424)
Total Segment Adjusted EBITDA	$455	$1,615	$768	$3,319

Segment Adjusted EBITDA Margin:
Software & Services	34.1%	26.4%	33.0%	25.7%
Portal & Advertising	(5.6)%	11.9%	(3.8)%	12.3%
Total Segment Adjusted EBITDA Margin	2.5%	5.1%	2.0%	5.2%

Software & Services
Revenue in the second quarter of 2020 increased by $0.3 million, or 3%, when compared to the second quarter of 2019. Recurring revenue (revenue recognized over time) decreased $0.3 million. This was primarily driven by removal of dormant email accounts by some of our ISP customers. Non-recurring revenue (revenue recognized at a point in time) increased by $0.7 million when compared with the same three month period in 2019. This was primarily due to higher professional services revenue.
Revenue in the first half of 2020 increased by $0.2 million, or 1%, when compared to the first half of 2019. Recurring revenue (revenue recognized over time) decreased $0.9 million, comprised of $0.4 million related to a discontinued video product line and removal of dormant email accounts. Non-recurring revenue (revenue recognized at a point in time) increased $1.1 million, primarily due to higher professional services revenue.
Segment Adjusted EBITDA in the second quarter of 2020 increased by $0.9 million to $3.7 million compared to $2.8 million in the second quarter of 2019. The increase was primarily due to improved software margins and lower operating expenses. As a result, the Segment Adjusted EBITDA Margin increased to 34.1% compared to 26.4% in the second quarter of 2019.
Segment Adjusted EBITDA in the first half of 2020 increased by $1.7 million to $7.2 million compared to $5.6 million in the first half of 2019. The increase was primarily due to improved software margins and lower operating expenses. As a result, the Segment Adjusted EBITDA Margin increased to 33.0% compared to 25.7% in the first half of 2019.
Portal & Advertising
Revenue in the second quarter of 2020 decreased by $14.0 million, or 66%, when compared to the second quarter of 2019. Recurring revenue was down $0.3 million primarily due to lower portal fees and the expected, continual decline in premium service fees. Non-recurring revenue was down $13.7 million, of which $9.7 million was due to the loss of a significant portal customer at the end of the third quarter of 2019. In addition, Portal & Advertising revenue declined during the second quarter of 2020 by $4.0 million primarily related to the effects of COVID-19 pandemic.
Revenue in the first half of 2020 decreased by $25.1 million, or 60%, when compared to the first half of 2019. Recurring revenue was down $0.6 million primarily due to lower portal fees and the expected, continual decline in premium service fees. Non-recurring revenue was down $24.5 million, of which $18.2 million was due to the loss of a significant portal customer at the end of the third quarter of 2019. In addition, Portal & Advertising revenue declined during the first half of 2020 by $4.3 million primarily related effects of the COVID-19 pandemic.
Segment Adjusted EBITDA in the second quarter of 2020 decreased by $2.9 million to $(0.4) million compared to the second quarter of 2019. The decrease was primarily due to COVID-19 related impacts on our publisher based advertising business and lost margin from the departure of a significant portal customer in third quarter of 2019, which was partially offset by lower operating expenses. As a result, the Segment Adjusted EBITDA Margin decreased to (5.6)% compared to 11.9% in the second quarter of 2019.
Segment Adjusted EBITDA in the first six months of 2020 decreased by $5.8 million to $(0.6) million compared to the first six months of 2019. The decrease was primarily due to COVID-19 impacts on our publisher based advertising business and lost margin from the departure of a significant portal customer in third quarter of 2019, which was partially offset by lower operating expenses. As a result, the Segment Adjusted EBITDA Margin decreased to (3.8)% compared to 12.3% in the first six months of 2019.
Corporate Unallocated Expense
Corporate Unallocated Expense primarily includes corporate overhead costs, such as facilities, compensation costs and professional services fees, which are not directly attributable to any individual segment. Corporate Unallocated Expense decreased in the second quarter of 2020 by $0.9 million, or 23%, compared to the second quarter of 2019. The decrease in expense is primarily a result of lower compensation costs of $0.5 million, lower professional services fees of $0.3 million and lower facilities expenses of $0.1 million. Corporate Unallocated Expense decreased in the first half of 2020 by $1.6 million, or 21%, compared to the first half of 2019. The decrease in expense is primarily a result of lower compensation costs of $0.8 million, lower professional services fees of $0.5 million, lower discretionary spending of $0.1 million and lower facilities expenses of $0.1 million.

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
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed within this Quarterly Report on Form 10-Q Adjusted EBITDA, a non-U.S. GAAP financial measure. We define Adjusted EBITDA as net income (loss) plus: provision (benefit) for income taxes, interest expense, other (income) expense, depreciation and amortization, asset impairments, stock-based compensation expense , restructuring costs, and certain unusual or non-recurring items. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP financial measure.
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

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including net loss and our other U.S. GAAP results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of Adjusted EBITDA:
Net loss	$(3,182)	$(2,487)	$(7,707)	$(4,731)
Provision for income taxes	202	273	533	550
Interest expense	50	55	109	119
Other income (expense), net	(175)	207	(342)	(9)
Depreciation and amortization	2,765	2,986	5,497	5,473
Asset impairment	—	—	—	226
Stock-based compensation expense	383	324	760	655
Restructuring costs	60	—	120	—
Certain legal and professional services fees*	352	257	1,798	1,036
Adjusted EBITDA	$455	$1,615	$768	$3,319

Notes:
*	"Certain legal and professional services fees" includes legal fees and other related expenses outside the ordinary course of business, as well as fees and expenses related to merger and acquisition activities.

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
In August 2019, we entered into a Loan and Security Agreement, (the "Agreement"), with Silicon Valley Bank (the "Lender"). The Lender has agreed to provide a $12.0 million secured revolving line of credit (the “credit facility”). The credit facility is available for cash borrowings, subject to a Borrowing Base formula based upon eligible accounts receivable. The maturity of the Agreement is two years from the date of the Agreement. Any borrowings under the Agreement bear interest, based on an interest rate dependent on cash liquidity for the relevant period. Cash liquidity is defined as cash plus (a) the lesser of (i) the Revolving Line or (ii) the amount available under the Borrowing Base minus (b) the outstanding principal balance of any Advances, (each as defined in the Agreement). If cash liquidity is greater than $20.0 million then the interest rate is the greater of the "prime rate” as published in The Wall Street Journal (WSJ) for the relevant period plus 0.50% or 5.50%. If cash liquidity is less than $20.0 million then the interest rate is the greater of WSJ prime rate plus 1.00% or 6.00%. The Agreement maintains certain reporting requirements, conditions, and covenants. The financial covenants require that we must maintain a Minimum Liquidity Coverage (as defined in the Agreement) greater than or equal to 2.25:1.00. Additionally, when cash liquidity falls below $20.0 million, the Agreement includes certain trailing six month Free Cash Flow requirements, tested on a quarterly basis. Free Cash Flow is defined in the Agreement as (a) Adjusted EBITDA, minus (b) capital expenditures determined in accordance with GAAP, minus (c) capitalized software expenses, determined in accordance with GAAP, and minus (d) cash taxes, determined in accordance with GAAP. As of June 30, 2020, we had no outstanding borrowings under the Agreement, and we had $5.6 million of availability based upon the borrowing formula under the Agreement.

On April 30, 2020, the Company entered into the First Amendment (the "Amendment") to the Agreement. The Amendment changed the date from April 30, 2020 to May 31, 2020 for which the minimum Free Cash Flow target proposed by the Lender is to be agreed upon by the Company, as defined by the Agreement, with respect to any period from September 30, 2020 through and including December 31, 2020. On May 27, 2020, we entered into the Second Amendment to the Agreement, which reset the Free Cash Flow covenant level for the period ending June 30, 2020 and set the Free Cash Flow covenant levels for the periods ending September 30, 2020 and December 31, 2020.
Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property. The Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance. The Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of June 30, 2020, we were in compliance with these covenants.
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
As of June 30, 2020, we had approximately $6.0 million of cash and cash equivalents. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our credit facility, will be sufficient to meet our anticipated working capital and capital expenditure needs along with fixed obligations, for at least the next 12 months.
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
Cash Flows
Statement of Cash Flows Data

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by operating activities	$(846)	$1,512
Net cash used in investing activities	$(1,972)	$(2,444)
Net cash used in financing activities	$(2,008)	$(1,551)
Net Cash (Used In) Provided by Operating Activities
During the six months ended June 30, 2020, net cash used in operating activities of $0.8 million was primarily driven by a net loss of $7.7 million offset by cash provided by working capital and other net assets of $0.5 million and $6.4 million of non-cash charges including depreciation, amortization, and stock-based compensation expense.
During the six months ended June 30, 2019, net cash provided by operating activities of $1.5 million was primarily driven by a net loss of $4.7 million, cash used for working capital and other net assets of $0.2 million which were offset by $6.4 million of non-cash charges including depreciation, amortization, and stock-based compensation expense.
Net Cash Used in Investing Activities
Net cash used in investing activities totaled $2.0 million in the six months ended June 30, 2020, as compared to $2.4 million in the comparable 2019 period. Cash payments in investing activities were primarily for the development of software.

Net Cash Used in Financing Activities
Net cash used in financing activities for the six months ended June 30, 2020 of $2.0 million consisted of principal payments on finance lease obligations.
Net cash used in financing activities for the six months ended June 30, 2019 of $1.6 million consisted of principal payments on finance lease obligations offset by an insignificant amount of proceeds from the exercise of stock options.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These primarily include interest rate, inflation, and foreign currency exchange risk.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash and money market funds. We currently have no material investments of any type. Our exposure to market risk for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.
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
Foreign Currency Exchange Risks
We are also subject to foreign currency exchange risk relating to our operations in Canada, Europe, India, Japan and Singapore. Our expenses at these locations are denominated in the local currencies and our results of operations are influenced by changes in the exchange rates between the U.S. Dollar and these local currencies, principally the Canadian Dollar, Euro, British Pound Sterling, Rupee, Yen, and Singapore Dollar. In addition, certain of our accounts receivable are denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound Sterling and Japanese Yen. A 10% increase or decrease in the applicable currency exchange rates could result in an increase or decrease in our currency exchange (loss) gain of approximately $0.1 million, calculated based on our foreign currency denominated accounts receivable as of June 30, 2020.
We have in the past, and we may in the future, enter into contracts to minimize the foreign currency exchange risk with respect to significant foreign currency denominated accounts receivable balances.
We continue to evaluate our various foreign currency exchange rate exposures and may take additional steps to mitigate these exposures.

ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We and our Chief Executive Officer and former Chief Financial Officer were named as defendants in a federal securities class action lawsuit filed April 4, 2018 in the United States District Court for the Southern District of New York. The class includes persons who purchased Synacor’s shares between May 4, 2016 and March 15, 2018. The plaintiff alleged that Synacor made materially false and misleading statements regarding its contract with AT&T and the timing of revenue to be derived therefrom, and that as a result, class members suffered losses because Synacor shares traded at artificially inflated prices. The plaintiff sought an unspecified amount of damages, as well as interest, attorneys’ fees and legal expenses. The plaintiff filed an amended complaint on August 2, 2018, a second amended complaint on November 2, 2018, and the Synacor filed a motion to dismiss on December 17, 2018. The plaintiff filed his opposition to the motion to dismiss on January 19, 2019 and we filed our reply to plaintiff’s opposition on February 15, 2019. On August 28, 2019, the court granted Synacor's motion to dismiss but permitted the plaintiff to seek leave to replead. On October 2, 2019, the plaintiff filed a letter application seeking the court's leave to file a third amended complaint. We filed a letter in opposition to the plaintiff's motion on October 21, 2019. We dispute these claims and intend to defend them vigorously. Legal fees and liabilities related to this lawsuit are covered by D&O insurance after we reach our deductible. We filed a letter in opposition to the plaintiff's motion on October 21, 2019. The court denied plaintiffs’ application to file an amended complaint and ordered the case closed on November 15, 2019. The Clerk of the Court entered judgment in favor of the Company and the individual defendants and closed the case on November 19, 2019. Plaintiff filed its Notice of Appeal on December 16, 2019. Plaintiff-Appellant filed its brief in support of its appeal on March 20, 2020. Defendants-Appellees filed their reply brief in opposition on June 19, 2020 and Plaintiff-Appellant filed its subsequent reply brief in support of its appeal on July 10, 2020. Oral arguments are pending to be scheduled in front of the United States Court of Appeals for the Second Circuit.We disputes these claims and intends to defend them vigorously. We cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any. Legal fees and liabilities related to this lawsuit are covered by our D&O insurance policy now that we have reached our deductible.
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
The COVID-19 pandemic has impacted and may continue to impact Synacor's operations
The ongoing COVID-19 outbreak has resulted in travel restrictions, “shelter in place” restrictions and other quarantine procedures, the cancellation or rescheduling of conferences, trade shows, sporting and other events, and the extended shutdown of certain businesses and industries. The spread of the COVID-19 throughout the world has also created global economic uncertainty and reduced optimism about the nearer term economic outlook, which has caused our partners, service providers and current or potential customers to closely monitor their costs, reduce their spending budgets and, in some cases, delay payments to us. Although Synacor does not sell directly to consumers, certain of Synacor’s advertising revenue included in our Portal & Advertising segment relate to businesses and industries that have been temporarily shut down or otherwise negatively impacted due to the COVID-19 pandemic. Synacor is continuing to monitor the impact of the COVID-19 pandemic on our business closely. Beginning in March 2020, sharp declines in advertising expenditures as result of the COVID-19 pandemic have resulted in a decline in revenue and lower margins in our Portal & Advertising segment. This reduction in revenue and lower margins in our Portal & Advertising segment continued into the second quarter of 2020, and may continue or worsen in future periods. In addition, while there has been relatively minimal impact on our Software & Services segment thus far, the COVID-19 pandemic may negatively impact this business segment during future periods.

In addition, as a result of the spreading pandemic, Synacor has implemented a work from home policy for all of its employees other than a small portion of its personnel who provide on-site technical support to Synacor’s customers. Synacor’s work from home policy and travel restrictions have adversely impacted our sales and marketing staff who provide international and regional support. The further need to limit our operations as a result of the COVID-19 pandemic beyond Synacor's recently announced restructuring plan may further reduce productivity or make developing new relationships and maintaining existing relationships more difficult.
The extent to which COVID-19 impacts Synacor’s results in future periods will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the ultimate geographic spread of COVID-19, the duration of the outbreak, travel restrictions imposed, business closures or business disruption, and the actions taken throughout the world, including in markets in which Synacor operates, particularly in the advertising market, to contain COVID-19 or treat its impact. As a result, Synacor’s sales cycle, revenues, profitability, cash flows and financial condition have been, and may continue to be, adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit No.	Exhibit

10.1
Second Amendment and Consent to Loan and Security Agreement dated May 27, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33843), filed with the Securities and Exchange Commission on June 1, 2020).

10.2
Amendment Number One to Google Services Agreement, dated May 27, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33843), filed with the Securities and Exchange Commission on June 2, 2020).**

10.3
Mutual Termination Agreement, dated as of June 29, 2020, by and among Synacor, Inc., Qumu Corporation and Quantum Merger Sub I, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33843), filed with the Securities and Exchange Commission on June 29, 2020).

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Schema Linkbase Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Labels Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Filed with this Quarterly Report on Form 10-Q.

**	Portions of this exhibit have been omitted as confidential information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNACOR, INC.
(Registrant)

Date: August 13, 2020	By:	/s/ Himesh Bhise
Himesh Bhise
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Timothy J. Heasley
Timothy J. Heasley
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)