Form 10-Q
period 2020-09-30
Synacor, Inc.
filed 2020-11-12
CIK 1408278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2020, there were 39,644,363 shares of the registrant’s common stock outstanding.

SYNACOR, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SYNACOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019
(In thousands except for share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,280	$10,966
Accounts receivable—net of allowance of $565 and $585	12,809	20,532
Prepaid expenses and other current assets	3,287	2,989
Total current assets	20,376	34,487
PROPERTY AND EQUIPMENT, net	12,192	14,948
OPERATING LEASE RIGHT-OF-USE ASSETS, net	3,458	4,765
GOODWILL	15,943	15,948
INTANGIBLE ASSETS, net	6,820	8,411
OTHER ASSETS	876	1,319
Total assets	$59,665	$79,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,597	$12,583
Accrued expenses and other current liabilities	3,725	5,878
Current portion of deferred revenue	5,750	6,509
Current portion of long-term debt and finance leases	1,018	2,529
Current portion of operating lease liabilities	2,434	2,165
Total current liabilities	21,524	29,664
LONG-TERM PORTION OF DEBT AND FINANCE LEASES	1,309	729
LONG-TERM PORTION OF OPERATING LEASE LIABILITIES	1,629	2,846
DEFERRED REVENUE	1,696	2,366
DEFERRED INCOME TAXES	334	275
OTHER LONG-TERM LIABILITIES	248	334
Total liabilities	26,740	36,214
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock – par value $0.01 per share; authorized 10,000,000 shares; none issued	—	—
Common stock – par value $0.01 per share; authorized 100,000,000 shares; 40,508,235 shares issued and 39,574,075 shares outstanding at September 30, 2020 and 40,075,475 shares issued and 39,201,477 shares outstanding at December 31, 2019	405	401
Treasury stock – at cost, 934,160 shares at September 30, 2020 and 873,998 shares at December 31, 2019	(2,004)	(1,931)
Additional paid-in capital	147,572	146,460
Accumulated deficit	(112,416)	(100,747)
Accumulated other comprehensive loss	(632)	(519)
Total stockholders’ equity	32,925	43,664
Total liabilities and stockholders’ equity	$59,665	$79,878
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(In thousands except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE	$18,529	$31,366	$57,288	$95,039
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	10,403	15,634	30,168	49,292
Technology and development (exclusive of depreciation and amortization shown separately below)	3,085	5,545	9,136	14,668
Sales and marketing	3,410	5,473	11,581	17,014
General and administrative (exclusive of depreciation and amortization shown separately below)	3,238	5,648	10,978	14,068
Depreciation and amortization	1,991	2,605	6,430	7,607
Total costs and operating expenses	22,127	34,905	68,293	102,649
LOSS FROM OPERATIONS	(3,598)	(3,539)	(11,005)	(7,610)
OTHER (EXPENSE) INCOME, net	(124)	101	218	110
INTEREST EXPENSE	(37)	(80)	(146)	(199)
LOSS BEFORE INCOME TAXES	(3,759)	(3,518)	(10,933)	(7,699)
PROVISION FOR INCOME TAXES	203	207	736	757
NET LOSS	$(3,962)	$(3,725)	$(11,669)	$(8,456)
NET LOSS PER SHARE:
Basic	$(0.10)	$(0.10)	$(0.30)	$(0.22)
Diluted	$(0.10)	$(0.10)	$(0.30)	$(0.22)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE:
Basic	39,503,951	39,073,998	39,405,791	39,047,561
Diluted	39,503,951	39,073,998	39,405,791	39,047,561
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(3,962)	$(3,725)	$(11,669)	$(8,456)
Other comprehensive loss:
Changes in foreign currency translation adjustment	57	(136)	(113)	(151)
Comprehensive loss	$(3,905)	$(3,861)	$(11,782)	$(8,607)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(In thousands except for share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
BALANCE—July 1, 2020	40,353,854	$404	904,535	$(1,971)	$147,233	$(108,454)	$(689)	$36,523
Stock-based compensation cost	—	—	—	—	340	—	—	340
Vesting of restricted stock units, net of treasury stock	154,381	1	29,625	(33)	(1)	—	—	(33)
Net loss	—	—	—	—	—	(3,962)	—	(3,962)
Other comprehensive income	—	—	—	—	—	—	57	57
BALANCE—September 30, 2020	40,508,235	$405	934,160	$(2,004)	$147,572	$(112,416)	$(632)	$32,925

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
BALANCE—January 1, 2020	40,075,475	$401	873,998	$(1,931)	$146,460	$(100,747)	$(519)	$43,664
Stock-based compensation cost	—	—	—	—	1,116	—	—	1,116
Vesting of restricted stock units, net of treasury stock	432,760	4	60,162	(73)	(4)	—	—	(73)
Net loss	—	—	—	—	—	(11,669)	—	(11,669)
Other comprehensive loss	—	—	—	—	—	—	(113)	(113)
BALANCE—September 30, 2020	40,508,235	$405	934,160	$(2,004)	$147,572	$(112,416)	$(632)	$32,925
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In thousands except for share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
BALANCE—July 1, 2019	39,917,519	$399	856,373	$(1,905)	$145,464	$(96,457)	$(357)	$47,144
Exercise of common stock options	—	—	—	—	—	—	—	—
Stock-based compensation cost	—	—	—	—	535	—	—	535
Vesting of restricted stock units, net of treasury stock	62,877	1	17,625	(26)	—	—	—	(25)
Net loss	—	—	—	—	—	(3,725)	—	(3,725)
Other comprehensive loss	—	—	—	—	—	—	(136)	(136)
BALANCE—September 30, 2019	39,980,396	$400	873,998	$(1,931)	$145,999	$(100,182)	$(493)	$43,793

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
BALANCE—January 1, 2019	39,880,054	$399	852,482	$(1,899)	$144,739	$(91,726)	$(342)	$51,171
Exercise of common stock options	26,527	—	—	—	40	—	—	40
Stock-based compensation cost	—	—	—	—	1,220	—	—	1,220
Vesting of restricted stock units, net of treasury stock	73,815	1	21,516	(32)	—	—	—	(31)
Net loss	—	—	—	—	—	(8,456)	—	(8,456)
Other comprehensive loss	—	—	—	—	—	—	(151)	(151)
BALANCE—September 30, 2019	39,980,396	$400	873,998	$(1,931)	$145,999	$(100,182)	$(493)	$43,793
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,669)	$(8,456)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	8,081	8,513
Asset impairment	687	1,751
Stock-based compensation expense	1,093	1,184
Provision for deferred income taxes	59	59
Change in allowance for doubtful accounts	(20)	77
Changes in operating assets and liabilities:
Accounts receivable, net	7,743	5,369
Prepaid expenses and other assets	122	59
Operating lease right-of-use assets and liabilities, net	(109)	36
Accounts payable, accrued expenses and other liabilities	(5,561)	(3,132)
Deferred revenue	(1,429)	(251)
Net cash (used in) provided by operating activities	(1,003)	5,209
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,640)	(3,159)
Net cash used in investing activities	(2,640)	(3,159)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt and finance leases	(2,863)	(2,531)
Proceeds from exercise of common stock options	—	40
Payment of debt issuance costs	—	(60)
Purchase of treasury stock and shares received to satisfy minimum tax withholdings	(73)	(32)
Net cash used in financing activities	(2,936)	(2,583)
Effect of exchange rate changes on cash and cash equivalents	(107)	(156)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,686)	(689)
Cash and cash equivalents, beginning of period	10,966	15,921
Cash and cash equivalents, end of period	$4,280	$15,232
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$145	$198
Cash paid for income taxes	$407	$574
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Minimum long-term debt and finance lease payments in accounts payable	$—	$277
Accrued property and equipment expenditures	$—	$146
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNACOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019, AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
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
Concentrations of Risk —
As of September 30, 2020 and December 31, 2019, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable as follows:

	Accounts Receivable
	September 30, 2020	December 31, 2019
Portal & Advertising Customer A	*	13%
* - Less than 10%

For the three and nine months ended September 30, 2020 and 2019, the Company had concentrations equal to or exceeding 10% of the Company’s revenue as follows:

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Google search	11%	*	*	11%
Portal & Advertising Customer A	*	13%	*	13%
* - Less than 10%
For the three and nine months ended September 30, 2020 and 2019, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue:

	Cost of Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Portal & Advertising Customer B	*	18%	*	26%
* - Less than 10%
Recent Accounting Pronouncements —
Not Yet Adopted
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-13 ("ASU 2016-13") Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to certain available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes result in earlier recognition of credit losses. In November 2019, the FASB issued ASU 2019-10, "Financial Instruments - Credit Loss (topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)", which defers the effective date for public filers that are considered small reporting companies, as defined by the Securities and Exchange Commission, to fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The standard is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company does not believe the impact of adopting this standard will be material to its consolidated financial statements and related disclosures.
Recently Adopted
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting For Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs in a cloud computing arrangement with the requirements for capitalizing implementation costs incurred for an internal-use software license. Adoption of this guidance is required for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and early adoption is permitted. The amendments will be applied prospectively to all implementation costs incurred after adoption. There was no impact to the Company's condensed consolidation financial statements for the three and nine months ended September 30, 2020 as a result of adopting this standard update on January 1, 2020.
The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined to be either not applicable, or had or are expected to have minimal impact on the Company’s financial statements and related disclosures.

2.    Revenue from Contracts with Customers
The Company generates all of its revenue from contracts with customers. Many of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of software licenses are typically estimated using the residual approach. Standalone selling prices of services are typically estimated based on observable transactions when these services are sold on a standalone basis. The Company usually expects payment within 30 to 90 days from the invoice date (fulfillment of performance obligations or per contract terms). None of the Company’s contracts as of September 30, 2020 contained a significant financing component. Differences between the amount of revenue recognized and the amount invoiced are recognized as deferred revenue.
Disaggregation of revenue
The following table provides information about disaggregated revenue for the three and nine months ended September 30, 2020 and 2019 by the timing of revenue recognition, and includes a reconciliation of the disaggregated revenue by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Software & Services
Products and services transferred over time	$8,139	$8,240	$24,532	$25,503
Products transferred at a point in time	1,977	2,851	7,561	7,334
Total Software & Services	10,116	11,091	32,093	32,837
Portal & Advertising
Products and services transferred over time	554	1,274	2,659	3,982
Products transferred at a point in time	7,859	19,001	22,536	58,220
Total Portal & Advertising	8,413	20,275	25,195	62,202
Total Revenue	$18,529	$31,366	$57,288	$95,039
Revenue disaggregated by geography, based on the billing address of our customer, consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
United States	$13,077	$25,717	$41,044	$78,965
International	5,452	5,649	16,244	16,074
Total revenue	$18,529	$31,366	$57,288	$95,039
Remaining Performance Obligations
Deferred revenue is recorded when cash payments are received or due in advance of revenue recognition from software licenses, professional services, and maintenance agreements. The timing of revenue recognition may differ from the timing of billings to customers.
The changes in deferred revenue, inclusive of both current and long-term, are as follows (in thousands):

Beginning balance - January 1, 2020	$8,875
Recognition of deferred revenue	(7,646)
Deferral of revenue	6,133
Effect of foreign currency translation	84
Ending balance - September 30, 2020	$7,446

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
3.    Leases
The Company enters into various non-cancellable operating lease agreements for certain of our offices, data centers, colocations and network equipment. The Company’s leases have original lease periods expiring between 2020 and 2025. Many leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The Company’s variable lease payments are immaterial and its lease agreements do not contain any material residual value guarantees or material restrictive covenants. Operating lease costs are included in cost of revenue and general and administrative costs in the Company’s condensed consolidated statements of operations. Finance lease amortization costs are included in depreciation and amortization, and finance lease interest costs are included in interest expense in the Company’s condensed consolidated statements of operations.
The components of lease costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Finance lease cost
Amortization of right-of-use assets	$628	$958	$2,609	$1,586
Interest	32	211	100	400
Operating lease cost	705	1,129	2,030	2,219
Total lease cost	$1,365	$2,298	$4,739	$4,205
The lease term and discount rate are as follows:

	September 30, 2020		December 31, 2019
Weighted Average Remaining Lease Term
Operating leases	1.7	Years	2.0	Years
Finance leases	2.1	Years	1.2	Years

Weighted Average Discount Rate
Operating leases	6.0%		6.0%
Finance leases	3.7%		5.0%

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2020 (in thousands):

	Operating Leases	Finance Leases
The remainder of 2020	$644	$276
2021	2,180	1,070
2022	1,042	765
2023	441	328
2024	36	29
2025	—	3
Total undiscounted cash flows	4,343	2,471
Less imputed interest	(280)	(144)
Present value of lease liabilities	$4,063	$2,327
Supplemental cash flow information related to leases are as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,429	$2,324
Operating cash flows from finance leases	$100	$400
Financing cash flows from finance leases	$2,863	$1,586

Lease liabilities arising from obtaining right-of-use-assets:
Operating leases	$1,010	$64
Finance leases	$1,675	$1,925
During the three and nine months ended September 30, 2020, the Company recorded $0.5 million in impairment charges related to operating lease ROU assets associated with certain leased office spaces being used in a manner different than originally planned, as part of cost cutting initiatives, these charges are included in general and administrative expense in the consolidated statement of operations. No such impairment charges occurred in the three and nine months ended September 30, 2019.

4.    Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2020 are as follows (in thousands):

	Software & Services	Portal & Advertising	Total
December 31, 2019	$11,804	$4,144	$15,948
Effect of foreign currency translation	(5)	—	(5)
September 30, 2020	$11,799	$4,144	$15,943
The Company tests goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company, as a result of the potential future financial impacts of the COVID-19 pandemic, particularly on its Portal & Advertising segment, assessed its goodwill for impairment as of March 31, 2020, for which all reporting units were found to have a fair value greater than their carrying value. As of September 30, 2020, the Company considered the current and future macroeconomic and market conditions, along with its current market capitalization, projected cash flows and forecasts, and projections relating to the impact of the COVID-19 pandemic on each of its reporting units. The Company determined that a triggering event had not occurred as of September 30, 2020 that would require an additional interim impairment test to be performed.
As such, no impairment charges were recorded for the three and nine months ended September 30, 2020. The Company has no accumulated impairment losses.
Intangible assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Customer and publisher relationships	$14,780	$14,780
Technology	2,330	2,330
Trademark	300	300
Intangible assets, gross	17,410	17,410
Less accumulated amortization	(10,590)	(8,999)
Intangible assets, net	$6,820	$8,411
Amortization of intangible assets totaled $0.5 million for the three months ended September 30, 2020 and 2019, and $1.6 million for the nine months ended September 30, 2020 and 2019.  Based on acquired intangible assets recorded at September 30, 2020, amortization is expected to be $0.6 million for the remainder of 2020, $1.4 million in 2021, $1.3 million in 2022, $1.3 million in 2023, $1.3 million in 2024 and $0.9 million thereafter.
5.    Property and Equipment - Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Computer equipment	$26,959	$25,392
Computer software	33,236	31,037
Furniture and fixtures	913	1,315
Leasehold improvements	882	1,116
Work in process (primarily software development costs)	19	187
Other	172	136
Property and equipment, gross	62,181	59,183
Less accumulated depreciation	(49,989)	(44,235)
Property and equipment, net	$12,192	$14,948
Depreciation expense totaled $2.0 million and $2.1 million for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense totaled $6.5 million and $6.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Property and equipment includes computer equipment and software held under finance leases of $12.5 million and $10.8 million as of September 30, 2020 and December 31, 2019, respectively. Accumulated depreciation of computer equipment and software held under finance leases amounted to $8.5 million as of September 30, 2020 and $6.2 million as of December 31, 2019.
For the three months ended September 30, 2020 and 2019, respectively, the Company capitalized a total of $0.3 million and $0.4 million of costs that occurred during the application development phase, related to the development of internal-use software. The Company capitalized a total of $0.3 million and $0.4 million of costs related to the development of software for sale or license for the three months ended September 30, 2020 and 2019, that occurred after technological feasibility had been achieved.
For the nine months ended September 30, 2020 and 2019, respectively, the Company capitalized a total of $1.0 million and $1.9 million of costs that occurred during the application development phase, related to the development of internal-use software. The Company capitalized a total of $1.1 million of costs related to the development of software for sale or license for both the nine month periods ended September 30, 2020 and 2019, respectively, that occurred after technological feasibility had been achieved.
Amortization of software capitalized for internal use was $0.6 million and $1.0 million for the three months ended September 30, 2020 and September 30, 2019 and $1.9 million and $3.5 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Amortization of software capitalized for internal use is included in depreciation and amortization in the condensed consolidated statements of operations.
Amortization of software for sale or license was $0.6 million and $0.4 million for the three months ended September 30, 2020 and September 30, 2019 and $1.6 million and $0.9 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Amortization of software for sale or license is included in cost of revenue in the condensed consolidated statements of operations.
Impairment charges related to property and equipment for the three and nine months ended September 30, 2020 and September 30, 2019 are included in general and administrative expense in the condensed consolidated statements of operations. The impairment charges during the three months ended September 30, 2020 were comprised of assets associated with certain leased office spaces being used in a manner different than originally planned, as well as software impairment. The Company utilizes the discounted cash flow method to determine the fair value of the assets.  As a result of this analysis, the Company determined that the carrying values of the assets were not fully recoverable.
Impairment charges (in thousands) related to property and equipment for the three and nine months ended September 30, 2020 and September 30, 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Computer equipment	$27	$2	$27	$2
Computer software	—	1,331	—	1,557
Furniture and fixtures	57	102	57	102
Leasehold improvements	32	90	32	90
Work in process (primarily software development costs)	102	—	102	—
Total	$218	$1,525	$218	$1,751

The following table sets forth long-lived tangible assets by geographic area (in thousands):

	September 30, 2020	December 31, 2019
Long-lived tangible assets:
United States	$12,009	$14,629
International	183	319
Total long-lived tangible assets	$12,192	$14,948

6.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued compensation	$1,686	$4,209
Accrued content fees and other costs of revenue	249	151
Accrued taxes	544	192
Accrued royalties and rebates	717	930
Other	529	396
Total	$3,725	$5,878
Included in accrued compensation are accrued severance costs. In 2019, the Company initiated a cost reduction program ("2019 plan") in order to further streamline the organization after the loss of a major portal customer. These actions resulted in workforce reductions of approximately 50 employees, office consolidations and consolidating operations. For the three and nine month period ended September 30, 2019, severance costs charged to sales and marketing was $0.2 million and $0.4 million was charged to technology and development expenses
On August 4, 2020, the Company initiated an additional cost reduction program ("2020 plan") as a result of an ongoing review of our business and operations. The restructuring actions resulted in a reduction in workforce of 25 employees. All severance costs related to these actions were recognized in the three month period ending September 30, 2020. Severance amounts for all plans are expected to be paid out by March 2021.
For the three and nine month period ended September 30, 2020, severance charged to sales and marketing expenses was $0.4 million and $0.6 million was charged to technology and development expenses.
The below table summarizes the activity in the accrued severance account (in thousands).

2020
Balance at beginning of the year	$56
Charged to expense	990
Cash payments related to 2019 plan	(56)
Cash payments related to 2020 plan	(667)
Balance at end of period	$323

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
The tables below summarize the financial information for the Company’s reportable segments for the three and nine months ended September 30, 2020 and 2019 (in thousands). The “Corporate Unallocated Expenses” category, as it relates to Segment Adjusted EBITDA, primarily includes corporate overhead costs, such as rent, payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Revenue	Cost of revenue (1)	Segment Adjusted EBITDA	Revenue	Cost of revenue (1)	Segment Adjusted EBITDA
Software & Services	$10,116	$4,092	$2,890	$32,093	$10,613	$10,136
Portal & Advertising	8,413	6,311	588	25,195	19,555	(56)
Corporate Unallocated Expenses	—	—	(2,489)	—	—	(8,323)
Total Company	$18,529	$10,403	$989	$57,288	$30,168	$1,757

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Revenue	Cost of revenue (1)	Segment Adjusted EBITDA	Revenue	Cost of revenue (1)	Segment Adjusted EBITDA
Software & Services	$11,091	$2,864	$3,378	$32,837	$9,602	$8,966
Portal & Advertising	20,275	12,770	2,881	62,202	39,690	8,036
Corporate Unallocated Expenses	—	—	(3,519)	—	—	(10,943)
Total Company	$31,366	$15,634	$2,740	$95,039	$49,292	$6,059

Notes:
(1)	Exclusive of depreciation and amortization shown separately on the condensed consolidated statements of operations

The following table reconciles total Segment Adjusted EBITDA to Net loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total Segment Adjusted EBITDA	$989	$2,740	$1,757	$6,059
Less:
Provision for income taxes	(203)	(207)	(736)	(757)
Interest expense	(37)	(80)	(146)	(199)
Other (expense) income, net	(124)	101	218	110
Depreciation and amortization	(2,562)	(3,036)	(8,059)	(8,509)
Asset impairment**	(687)	(1,525)	(687)	(1,751)
Stock-based compensation expense	(333)	(529)	(1,093)	(1,184)
Restructuring costs	(1,099)	(819)	(1,219)	(819)
Certain legal and professional services fees*	94	(370)	(1,704)	(1,406)
Net loss	$(3,962)	$(3,725)	$(11,669)	$(8,456)

Notes:
*	"Certain legal and professional services fees" includes legal fees and other related expenses outside the ordinary course of business, as well as fees and expenses related to merger and acquisition activities.
**	"Asset Impairment" includes impairment charges related to property, plant and equipment, capitalized software and leased assets.

8.    Commitments and Contingencies
Litigation —The Company and its Chief Executive Officer and former Chief Financial Officer were named as defendants in a federal securities class action lawsuit filed on April 4, 2018 in the United States District Court for the Southern District of New York. The class includes persons who purchased the Company’s shares between May 4, 2016 and March 15, 2018. The plaintiff alleged that the Company made materially false and misleading statements regarding its contract with AT&T and the timing of revenue to be derived therefrom, and that as a result, class members suffered losses because Synacor shares traded at artificially inflated prices. The plaintiff sought an unspecified amount of damages, as well as interest, attorneys’ fees and legal expenses. On August 28, 2019, the court granted the Company’s motion to dismiss but permitted the plaintiff to seek leave to replead. The Clerk of the Court entered judgment in favor of the Company and the individual defendants and closed the case on November 19, 2019. Plaintiff filed its Notice of Appeal on December 16, 2019. The United States Court of Appeals for the Second Circuit affirmed the lower court’s decision to grant defendants’ motion to dismiss on October 22, 2020. The United States Court of Appeals for the Second Circuit will issue a mandate to officially close the class action by November 12, 2020. The Company cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any. Legal fees and liabilities related to this lawsuit are covered by our D&O insurance policy now that the Company has reached its deductible.
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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods indicated:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Weighted average grant date fair value	$0.87	$0.98
Expected dividend yield	—%	—%
Expected stock price volatility	64%	66%
Risk-free interest rate	1.9%	2.3%
Expected life of options (in years)	5.75	5.95
Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the periods presented, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Technology and development	$50	$103	$163	$298
Sales and marketing	97	149	301	375
General and administrative	186	277	629	511
Total stock-based compensation expense	$333	$529	$1,093	$1,184
Stock Option Activity – A summary of the stock option activity for the nine months ended September 30, 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	7,296,746	$2.48
Granted	83,600	1.50
Exercised	—	—
Forfeited	(158,014)	2.28
Expired	(917,129)	2.81
Outstanding at September 30, 2020	6,305,203	$2.42	4.73	$43
Vested and expected to vest at September 30, 2020	6,291,366	$2.42	4.71	$41
Vested and exercisable at September 30, 2020	5,610,487	$2.47	4.33	$27
Aggregate intrinsic value represents the difference between the Company’s closing stock price of its common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the Nasdaq Global Market as of September 30, 2020 was $1.51 per share. The total intrinsic value of options exercised for the three and nine months ended September 30, 2020 was zero. The weighted average fair value of options granted during the nine months ended September 30, 2020 amounted to $0.87 per option share.
As of September 30, 2020, the unrecognized compensation cost related to options granted, for which vesting is probable, and adjusted for estimated forfeitures, was approximately $0.7 million. This cost is expected to be recognized over a weighted-average remaining period of 1.78 years.
RSU Activity —A summary of RSU activity for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Fair Value
Unvested—January 1, 2020	677,354	$1.54
Granted	1,196,205	1.17
Vested	(432,760)	1.44
Forfeited	(33,168)	1.58
Unvested—September 30, 2020	1,407,631	$1.26

As of September 30, 2020, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was $1.5 million. This cost is expected to be recognized over a weighted-average remaining period of 2.44 years.
PSU Activity  — A summary of PSU activity for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Fair Value
Unvested—January 1, 2020	297,789	$1.36
Granted	336,100	1.21
Vested	—	—
Forfeited	(74,442)	1.36
Unvested—September 30, 2020	559,447	$1.27
During the three months ended September 30, 2020 certain employees were granted PSUs. These PSUs vest annually over four years from the grant date based on continuous service, with the number of shares earned dependent upon the Company's achievement of certain financial performance targets measured over the period from January 1, 2020 through December 31, 2023. The number of shares earned can range from 0% to 150% of the target award.
As of September 30, 2020, total unrecognized compensation cost, adjusted for estimated forfeitures, related to PSUs was $0.4 million. This cost is expected to be recognized over a weighted-average remaining period of 3.83 years.
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
The following securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Anti-dilutive equity awards:
Stock options	6,552,062	7,622,972	6,849,551	7,617,538
Restricted stock units	979,828	578,150	802,436	390,519
Performance based stock units	391,397	148,895	325,983	74,447

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
The global macroeconomic impacts due to the pandemic have caused some delays in closing new software subscriptions and renewals. The delays were largely seen in our third quarter results of the Software & Services segment. Our Portal & Advertising segment has been negatively impacted with advertising revenue down significantly due to a sharp decline in advertising spending, which began in March 2020 and continued throughout the second quarter of 2020. Although we have seen some market improvement in advertising spending in the third quarter of 2020, our revenues are still significantly lower as compared to the same periods in 2019. We have however, seen an improvement in advertising margins as we have progressed through the third quarter. Advertising margins were depressed near the end of the first quarter and continued to be depressed in the second quarter of 2020 caused by the rapid imbalance of supply and demand.
To mitigate these impacts on our business, Synacor has taken actions to reduce costs and preserve liquidity, including instituting a hiring freeze, reducing discretionary spending and minimizing capital spending. We also took steps during the second quarter of 2020 to improve our advertising margins with lower CPMs (or cost-per-thousand-impressions) and an increased number of revenue share arrangements. Synacor continues to believe that the COVID-19 related impacts on our business will be temporary.

Cost Reduction Program
On August 4, 2020, the Company initiated a cost reduction program as a result of ongoing reviews of our business and operations. These actions are expected to result in approximately $10 million of annual cost savings when fully implemented. Of this total, $5.9 million relates to lower headcount and benefits costs due to position eliminations and a reduction in force, which has already been implemented. In addition, we expect $1.7 million in savings from data center closures, $1.4 million from facility reductions, and $1.0 million from other operating expense and cost of revenue reductions. In the third quarter of 2020, we recognized restructuring charges associated with this cost reduction program of $1.1 million related to severance and facilities expenses. These restructuring costs are included in technology and development ($0.6 million), sales and marketing ($0.4 million) and general and administrative ($0.1 million). The cost savings as a result of these actions during the third quarter of 2020 were $0.8 million, and we expect to achieve 90% of the total cost savings by the end of 2021.
As a result of this program, we did incur impairment charges related to operating lease right-of-use assets associated with certain leased office spaces the Company ceased using, as well as furniture and fixtures associated with those facilities.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$18,529	$31,366	$57,288	$95,039
Cost of revenue (1)	10,403	15,634	30,168	49,292
Technology and development (1) (2)	3,085	5,545	9,136	14,668
Sales and marketing (2)	3,410	5,473	11,581	17,014
General and administrative (1) (2)	3,238	5,648	10,978	14,068
Depreciation and amortization	1,991	2,605	6,430	7,607
Total costs and operating expenses	22,127	34,905	68,293	102,649
Loss from operations	(3,598)	(3,539)	(11,005)	(7,610)
Other (expense) income, net	(124)	101	218	110
Interest expense	(37)	(80)	(146)	(199)
Loss before income taxes	(3,759)	(3,518)	(10,933)	(7,699)
Provision for income taxes	203	207	736	757
Net loss	$(3,962)	$(3,725)	$(11,669)	$(8,456)

Notes:
(1)	Exclusive of depreciation and amortization shown separately
(2)	Includes stock-based compensation, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Technology and development	$50	$103	$163	$298
Sales and marketing	97	149	301	375
General and administrative	186	277	629	511
Total stock-based compensation expense	$333	$529	$1,093	$1,184

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue (1)	56.1	49.8	52.7	51.9
Technology and development (1) (2)	16.6	17.7	15.9	15.4
Sales and marketing (2)	18.4	17.4	20.2	17.9
General and administrative (1) (2)	17.5	18.0	19.2	14.8
Depreciation and amortization	10.7	8.3	11.2	8.0
Total costs and operating expenses	119.3	111.2	119.2	108.0
Loss from operations	(19.4)	(11.3)	(19.2)	(8.0)
Other (expense) income, net	(0.7)	0.3	0.4	0.1
Interest expense	(0.2)	(0.3)	(0.3)	(0.2)
Loss before income taxes	(20.3)	(11.2)	(19.1)	(8.1)
Provision for income taxes	1.1	0.7	1.3	0.8
Net loss	(21.4)%	(11.9)%	(20.4)%	(8.9)%

Notes:
(1)	Exclusive of depreciation and amortization shown separately
(2)	Includes stock-based compensation
Comparison of the three and nine months ended September 30, 2020 and 2019:
Revenue decreased by $12.8 million, or 41%, for the three months ended September 30, 2020 as compared to the same period in 2019, attributable to an overall decrease of $1.0 million in Software & Services revenue and a decline of $11.9 million in Portal & Advertising revenue. Revenue decreased by $37.8 million, or 40%, for the nine months ended September 30, 2020 as compared to the same period in 2019, attributable to an overall decrease of $0.7 million in Software & Services revenue and a decline of $37.0 million in Portal & Advertising revenue.
Cost of revenue decreased $5.2 million, or 33%, for the three months ended September 30, 2020 as compared to the same period in the prior year. Cost of revenue decreased $19.1 million, or 39%, for the nine months ended September 30, 2020 as compared to the same period in 2019. The decrease in cost for the three months and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily due to the decline in revenue, cost reductions and a change in the mix of revenues.

Technology and development expenses decreased by $2.5 million, or 44%, in the three months ended September 30, 2020 as compared to the same period in 2019, primarily a result of lower compensation expenses of $2.0 million, lower software license costs of $0.3 million and lower discretionary spending of $0.2 million. Technology and development expenses decreased $5.5 million, or 38%, for the nine months ended September 30, 2020 as compared to the same period in 2019, driven by lower compensation expenses of $4.8 million, lower software license costs of $0.5 million and lower discretionary spending of $0.2 million.
Sales and marketing expenses decreased by $2.1 million, or 38%, in the three months ended September 30, 2020 as compared to the same period in 2019, primarily the result of lower compensation expenses of $1.7 million, lower travel costs of $0.2 million and lower professional services fees of $0.2 million. Sales and marketing expenses decreased $5.4 million, or 32%, for the nine months ended September 30, 2020 as compared to the same period in 2019, driven by lower compensation expenses of $4.6 million, lower travel costs of $0.5 million and lower professional services fees of $0.2 million.
General and administrative expenses decreased by $2.4 million, or 43%, for the three months ended September 30, 2020 as compared to the same period in 2019, primarily the result of lower impairment charges of $0.8 million, lower compensation expenses of $0.7 million, lower professional services fees of $0.5 million and lower facilities costs of $0.2 million. General and administrative expenses decreased $3.1 million, or 22%, for the nine months ended September 30, 2020 as compared to the same period in 2019. The decrease was a result of lower compensation expenses of $1.3 million, lower impairment charges of $1.1 million, lower facilities costs of $0.4 million and lower professional services fees of $0.1 million.
Depreciation and amortization decreased by $0.6 million, or 24%, for the three months ended September 30, 2020 as compared to the same period in 2019. Depreciation and amortization decreased by $1.2 million, or 15%, for the nine months ended September 30, 2020 as compared to the same period in 2019.
Other (expense) income, net consists of interest income and foreign currency transaction gains and losses related to our international operations. Synacor reported expense of $0.1 million for the three months ended September 30, 2020 and income of $0.1 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, we reported income of $0.2 million and $0.1 million for the nine months ended September 30, 2019.
Interest expense consists of interest on finance leases. Interest expense remained flat for the three months and nine months ended September 30, 2020 when compared to the same periods in 2019.
Provision for income taxes was $0.2 million for the three months ended September 30, 2020 and September 30, 2019, and is comprised primarily of current foreign income tax expense, including foreign withholding taxes, offset by deferred income tax benefit. The provision for income taxes is $0.7 million for the nine months ended September 30, 2020 and $0.8 million for the nine months ended September 30, 2019, and is comprised primarily of current foreign income tax expense, including foreign withholding taxes, offset by deferred income tax benefit.
Segment Results of Operations
The Company operates its business in two reportable segments: 1) Software & Services and 2) Portal & Advertising.
Following are Revenue, Segment Adjusted EBITDA (in thousands) and Segment Adjusted EBITDA Margin by reportable segment for the three and nine months ended September 30, 2020 and 2019. Segment Adjusted EBITDA is defined as EBITDA (earnings before interest, income taxes, depreciation and amortization) adjusted for certain non-cash items and other non-recurring income and expenses. Total Segment Adjusted EBITDA is equal to Adjusted EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “Adjusted EBITDA” below for a definition of Adjusted EBITDA and a reconciliation to net loss, the most directly comparable U.S. GAAP measure. Segment Adjusted EBITDA is the primary performance measure used by our senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment Adjusted EBITDA Margin is defined as Segment Adjusted EBITDA as a percent of Segment Revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Software & Services	$10,116	$11,091	$32,093	$32,837
Portal & Advertising	8,413	20,275	25,195	62,202
Total Revenue	$18,529	$31,366	$57,288	$95,039

Segment Adjusted EBITDA:
Software & Services	$2,890	$3,378	$10,136	$8,966
Portal & Advertising	588	2,881	(56)	8,036
Corporate Unallocated Expense	(2,489)	(3,519)	(8,323)	(10,943)
Total Segment Adjusted EBITDA	$989	$2,740	$1,757	$6,059

Segment Adjusted EBITDA Margin:
Software & Services	28.6%	30.5%	31.6%	27.3%
Portal & Advertising	7.0%	14.2%	(0.2)%	12.9%
Total Segment Adjusted EBITDA Margin	5.3%	8.7%	3.1%	6.4%
Software & Services
Revenue in the third quarter of 2020 decreased by $1.0 million, or 9%, when compared to the third quarter of 2019. Recurring revenue (revenue recognized over time) decreased $0.1 million. Double-digit growth in Enterprise SaaS was offset by COVID-19 related declines in Consumer Email. Non-recurring revenue (revenue recognized at a point in time) decreased by $0.9 million when compared with the same three month period in 2019. This was primarily due to COVID-19 related impacts on email license, maintenance and professional services revenue.
Revenue in the first nine months of 2020 decreased by $0.7 million, or 2%, when compared to the first nine months of 2019. Recurring revenue (revenue recognized over time) decreased $1.0 million, comprised of $0.4 million related to a discontinued video product line and $1.6 million on COVID-19 related declines in Consumer Email accounts. These declines were offset by increases in Enterprise SaaS revenue of $1.0 million. Non-recurring revenue (revenue recognized at a point in time) increased $0.2 million, primarily due to higher professional services revenue of $1.2 million which more than offset COVID-19 related impacts on email license and maintenance revenue.
Segment Adjusted EBITDA in the third quarter of 2020 decreased by $0.5 million to $2.9 million compared to $3.4 million in the third quarter of 2019. The decrease was primarily due to lower revenue, which was partially offset by lower operating expenses as a result of cost reductions announced in the second quarter of 2020. As a result, the Segment Adjusted EBITDA Margin decreased to 28.6% compared to 30.5% in the third quarter of 2019.
Segment Adjusted EBITDA in the first nine months of 2020 increased by $1.2 million to $10.1 million compared to $9.0 million in the first nine months of 2019. The increase was primarily due to lower operating expenses due to cost reductions implemented during the year, which more than offset the impact of lower revenue. As a result, the Segment Adjusted EBITDA Margin increased to 31.6% compared to 27.3% in the first nine months of 2019.
Portal & Advertising
Revenue in the third quarter of 2020 decreased by $11.9 million, or 59%, when compared to the third quarter of 2019. Recurring revenue was down $0.7 million primarily due to lower portal fees and the expected, continual decline in premium service fees. Non-recurring revenue was down $11.1 million, of which $7.7 million was due to the loss of a significant portal customer at the end of the third quarter of 2019. In addition, Portal & Advertising revenue declined during the third quarter of 2020 by $3.4 million primarily related to the COVID-19 pandemic.

Revenue in the first nine months of 2020 decreased by $37.0 million, or 59%, when compared to the first nine months of 2019. Recurring revenue was down $1.3 million primarily due to lower portal fees and the expected, continual decline in premium service fees. Non-recurring revenue was down $35.7 million, of which $26.6 million was due to the loss of a significant portal customer at the end of the third quarter of 2019. In addition, Portal & Advertising revenue declined during the first nine months of 2020 by $9.1 million primarily related to the COVID-19 pandemic.
Segment Adjusted EBITDA in the third quarter of 2020 decreased by $2.3 million to $0.6 million compared to $2.9 million in the third quarter of 2019. The decrease was primarily due to COVID-19 related impacts on our publisher based advertising business and lost margin from the departure of a significant portal customer in third quarter of 2019, which was partially offset by lower operating expenses. As a result, the Segment Adjusted EBITDA Margin decreased to 7.0% compared to 14.2% in the third quarter of 2019.
Segment Adjusted EBITDA in the first nine months of 2020 decreased by $8.1 million to $(0.1) million compared to $8.0 million in the first nine months of 2019. The decrease was primarily due to COVID-19 impacts on our publisher based advertising business and lost margin from the departure of a significant portal customer in third quarter of 2019, which was partially offset by lower operating expenses. As a result, the Segment Adjusted EBITDA Margin decreased to (0.2)% compared to 12.9% in the first nine months of 2019.
Corporate Unallocated Expense
Corporate Unallocated Expense primarily includes corporate overhead costs, such as facilities, compensation costs and professional services fees, which are not directly attributable to any individual segment. Corporate Unallocated Expense decreased in the third quarter of 2020 by $1.0 million, or 29%, compared to the third quarter of 2019. The decrease in expense is primarily a result of lower compensation costs of $0.6 million, lower professional services fees of $0.2 million and lower facilities expenses of $0.3 million. Corporate Unallocated Expense decreased in the first nine months of 2020 by $2.6 million, or 24%, compared to the first nine months of 2019. The decrease in expense is primarily a result of lower compensation costs of $1.4 million, lower professional services fees of $0.7 million and lower facilities expenses of $0.5 million.
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
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed within this Quarterly Report on Form 10-Q Adjusted EBITDA, a non-U.S. GAAP financial measure. We define Adjusted EBITDA as net income (loss) plus: provision (benefit) for income taxes, interest expense, other (income) expense, depreciation and amortization, asset impairments, stock-based compensation expense, restructuring costs, and certain unusual or non-recurring items. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP financial measure.

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
Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including net loss and our other U.S. GAAP results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of Adjusted EBITDA:
Net loss	$(3,962)	$(3,725)	$(11,669)	$(8,456)
Provision for income taxes	203	207	736	757
Interest expense	37	80	146	199
Other (expense) income, net	124	(101)	(218)	(110)
Depreciation and amortization	2,562	3,036	8,059	8,509
Asset impairment**	687	1,525	687	1,751
Stock-based compensation expense	333	529	1,093	1,184
Restructuring costs	1,099	819	1,219	819
Certain legal and professional services fees*	(94)	370	1,704	1,406
Adjusted EBITDA	$989	$2,740	$1,757	$6,059

Notes:
*	"Certain legal and professional services fees" includes legal fees and other related expenses outside the ordinary course of business, as well as fees and expenses related to merger and acquisition activities.
**	"Asset Impairment" includes impairment charges related to property, plant and equipment, capitalized software and leased assets.

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
In August 2019, we entered into a Loan and Security Agreement, (the "Agreement"), with Silicon Valley Bank (the "Lender"). The Lender agreed to provide a $12.0 million secured revolving line of credit (the “credit facility”). The credit facility is available for cash borrowings, subject to a Borrowing Base formula based upon eligible accounts receivable. The maturity of the Agreement is two years from the date of the Agreement. Any borrowings under the Agreement bear interest, based on an interest rate dependent on cash liquidity for the relevant period. Cash liquidity is defined as cash plus (a) the lesser of (i) the Revolving Line or (ii) the amount available under the Borrowing Base minus (b) the outstanding principal balance of any Advances, (each as defined in the Agreement). If cash liquidity is greater than $20.0 million then the interest rate is the greater of the "prime rate” as published in The Wall Street Journal (WSJ) for the relevant period plus 0.50%, which as of September 30, 2020 would be 5.50%. If cash liquidity is less than $20.0 million then the interest rate is the greater of WSJ prime rate plus 1.00% which as of September 30, 2020 would be 6.00%. The Agreement maintains certain reporting requirements, conditions, and covenants. The financial covenants require that we must maintain a Minimum Liquidity Coverage (as defined in the Agreement) greater than or equal to 2.25:1.00. Additionally, when cash liquidity falls below $20.0 million, the Agreement includes certain trailing six month Free Cash Flow requirements, tested on a quarterly basis. Free Cash Flow is defined in the Agreement as (a) Adjusted EBITDA, minus (b) capital expenditures determined in accordance with GAAP, minus (c) capitalized software expenses, determined in accordance with GAAP, and minus (d) cash taxes, determined in accordance with GAAP. As of September 30, 2020, we had no outstanding borrowings under the Agreement, and we had $5.7 million of availability based upon the borrowing formula under the Agreement.
On April 30, 2020, the Company entered into the First Amendment (the "Amendment") to the Agreement. The Amendment changed the date from April 30, 2020 to May 31, 2020 for which the minimum Free Cash Flow target proposed by the Lender is to be agreed upon by the Company, as defined by the Agreement, with respect to any period from September 30, 2020 through and including December 31, 2020. On May 27, 2020, we entered into the Second Amendment to the Agreement, which reset the Free Cash Flow covenant level for the period ended June 30, 2020 and set the Free Cash Flow covenant levels for the periods ending September 30, 2020 and December 31, 2020.
Our obligations under the Agreement are secured by a first priority security interest in all our assets, including our intellectual property. The Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance. The Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of September 30, 2020, we were in compliance with these covenants.
We began taking advantage of the option to defer remittance of the employer portion of social security tax at the end of April 2020 as provided for under the Coronavirus Aid, Relief, and Economic Security Act, ("CARES Act"). We estimate that this deferral will enable us to retain approximately $0.6 million in cash during 2020, which would otherwise have been remitted to the federal government. Under the terms of the CARES Act, half of the cumulative deferred tax payment amount for 2020 will be remitted at the end of 2021 with the remaining half at the end of 2022.
As of September 30, 2020, we had approximately $4.3 million of cash and cash equivalents. We believe that our existing cash and cash equivalents, along with expected cash flows from operations, will be sufficient to meet our anticipated working capital and capital expenditure needs along with fixed obligations, for at least the next 12 months.

Cash Flows
Statement of Cash Flows Data

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by operating activities	$(1,003)	$5,209
Net cash used in investing activities	$(2,640)	$(3,159)
Net cash used in financing activities	$(2,936)	$(2,583)
Net Cash (Used In) Provided by Operating Activities
During the nine months ended September 30, 2020, net cash used in operating activities of $1.0 million was primarily driven by a net loss of $11.7 million offset by cash provided by working capital and other net assets of $0.8 million and $9.9 million of non-cash charges including depreciation, amortization, and stock-based compensation expense.
During the nine months ended September 30, 2019, net cash provided by operating activities of $5.2 million was primarily driven by a net loss of $8.5 million, a decrease in working capital and other net assets of $2.1 million and $11.6 million of non-cash charges including depreciation, amortization, and stock-based compensation expense.

Net Cash Used in Investing Activities
Net cash used in investing activities totaled $2.6 million in the nine months ended September 30, 2020, as compared to $3.2 million in the comparable 2019 period. Cash payments in investing activities were primarily for the development of software.
Net Cash Used in Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2020 of $2.9 million consisted of principal payments on finance lease obligations.
Net cash used in financing activities for the nine months ended September 30, 2019 of $2.6 million consisted of principal payments on finance lease obligations offset by an insignificant amount of proceeds from the exercise of stock options.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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
Funds borrowed under the credit facility bear interest based on an interest rate dependent on cash liquidity for the relevant period. Cash liquidity is defined in the credit facility as cash plus (a) the lesser of (i) the Revolving Line or (ii) the amount available under the Borrowing Base minus (b) the outstanding principal balance of any Advances. If cash liquidity is greater than $20.0 million then the interest rate is the greater of the "prime rate” as published in The Wall Street Journal (WSJ) for the relevant period plus 0.50% which as of September 30, 2020 would be 5.50%. If cash liquidity is less than $20.0 million then the interest rate is the greater of WSJ prime rate plus 1.00% which as of September 30, 2020 would be 6.00%. This arrangement subjects us to interest rate risk. A 10% increase or decrease in these interest rates would not have a significant impact on our interest expense.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Foreign Currency Exchange Risks
We are also subject to foreign currency exchange risk relating to our operations in Canada, Europe, India, Japan and Singapore. Our expenses at these locations are denominated in the local currencies and our results of operations are influenced by changes in the exchange rates between the U.S. Dollar and these local currencies, principally the Canadian Dollar, Euro, British Pound Sterling, Rupee, Yen, and Singapore Dollar. In addition, certain of our accounts receivable are denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound Sterling and Japanese Yen. A 10% increase or decrease in the applicable currency exchange rates could result in an increase or decrease in our currency exchange (loss) gain of approximately $0.1 million, calculated based on our foreign currency denominated accounts receivable as of September 30, 2020.
We have in the past, and we may in the future, enter into contracts to minimize the foreign currency exchange risk with respect to significant foreign currency denominated accounts receivable balances.
We continue to evaluate our various foreign currency exchange rate exposures and may take additional steps to mitigate these exposures.

ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on our management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We and our Chief Executive Officer and former Chief Financial Officer were named as defendants in a federal securities class action lawsuit filed April 4, 2018 in the United States District Court for the Southern District of New York. The class includes persons who purchased Synacor’s shares between May 4, 2016 and March 15, 2018. The plaintiff alleged that Synacor made materially false and misleading statements regarding its contract with AT&T and the timing of revenue to be derived therefrom, and that as a result, class members suffered losses because Synacor shares traded at artificially inflated prices. The plaintiff sought an unspecified amount of damages, as well as interest, attorneys’ fees and legal expenses. On August 28, 2019, the court granted Synacor's motion to dismiss but permitted the plaintiff to seek leave to replead. The Clerk of the Court entered judgment in favor of Synacor and the individual defendants and closed the case on November 19, 2019. Plaintiff filed its Notice of Appeal on December 16, 2019.The United States Court of Appeals for the Second Circuit affirmed the lower court’s decision to grant defendants’ motion to dismiss on October 22, 2020. The United States Court of Appeals for the Second Circuit will issue a mandate to officially close the class action by November 12, 2020. We disputed these claims and have defended them vigorously. We cannot yet determine whether it is probable that a loss will be incurred in connection with this complaint, nor can the Company reasonably estimate the potential loss, if any. Legal fees and liabilities related to this lawsuit are covered by our D&O insurance policy now that we have reached our deductible.
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
The COVID-19 pandemic has impacted and may continue to impact Synacor's operations
The ongoing COVID-19 outbreak has resulted in travel restrictions, “shelter in place” restrictions and other quarantine procedures, the cancellation or rescheduling of conferences, trade shows, sporting and other events, and the extended shutdown of certain businesses and industries. The spread of the COVID-19 throughout the world has also created global economic uncertainty and reduced optimism about the nearer term economic outlook, which has caused our partners, service providers and current or potential customers to closely monitor their costs, reduce their spending budgets and, in some cases, delay payments to us. Although Synacor does not sell directly to consumers, certain of Synacor’s advertising revenue included in our Portal & Advertising segment relate to businesses and industries that have been temporarily shut down or otherwise negatively impacted due to the COVID-19 pandemic. Synacor is continuing to monitor the impact of the COVID-19 pandemic on our business closely. Beginning in March 2020, sharp declines in advertising expenditures as result of the COVID-19 pandemic have resulted in a decline in revenue and lower margins in our Portal & Advertising segment. This reduction in revenue and lower margins in our Portal & Advertising segment continued into the third quarter of 2020, and may continue or worsen in future periods. In addition, while there has been relatively minimal impact on our Software & Services segment thus far, the COVID-19 pandemic may negatively impact this business segment during future periods.
In addition, as a result of the pandemic, Synacor has implemented a work from home policy for all of its employees other than a small portion of its personnel who provide on-site technical support to Synacor’s customers. Being in an industry where telecommuting is very common, Synacor has generally been able to perform all normal business activities with minimal impact on productivity. However, Synacor’s work from home policy and travel restrictions have adversely impacted our sales and marketing staff who provide international and regional support. The further need to limit our operations as a result of the COVID-19 pandemic beyond Synacor's recently announced restructuring plan may further reduce productivity or make developing new relationships and maintaining existing relationships more difficult.

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

SYNACOR, INC.
(Registrant)

Date: November 12, 2020	By:	/s/ Himesh Bhise
Himesh Bhise
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Timothy J. Heasley
Timothy J. Heasley
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)