Form 10-K
period 2020-12-31
Synacor, Inc.
filed 2021-03-31
CIK 1408278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-K
________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2020, the aggregate market value of its shares held by non-affiliates was approximately $36.3 million, based on the last reported sale price of the registrant’s common stock on the Nasdaq Global Market.
As of March 26, 2021, there were 39,896,237 shares of the registrant’s common stock issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements that reflect our current views with respect to future events or our future financial performance, are based on information currently available to us, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements containing the words “believes,” “can,” “expects,” “anticipates,” “estimates,” “intends,” “objective,” “plans,” “possibly,” “potential,” “predicts,” “targets,” “likely,” “may,” “might,” “would,” “should,” “could,” and similar expressions or phrases (including the negatives of such expressions or phrases). We intend all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements in the sections of this Annual Report on Form 10-K titled “Trends Affecting Our Business” and “Key Initiatives” as well as statements about:
•the ability of the parties to complete the pending transaction whereby the Company would be acquired by Centre Lane Partners and the expected timing of completion of the pending transaction;
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
Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. All forward-looking statements involve risks, assumptions and uncertainties, including uncertainty regarding (i) the duration and scope of the impact of the COVID-19 pandemic on our business, results of operation and financial condition, (ii) the fact that the pending transaction with Centre Lane Partners, whereby the Company would be acquired by Centre Lane Partners, may not be completed, or if it is completed, that it may not close in a timely manner, and (iii) other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Given these risks, assumptions and uncertainties, you should not place undue reliance on any forward-looking statements. The occurrence of the events described, and the achievement of the expected results, depend on many factors, some or all of which are not predictable or within our control.
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
On February 10, 2021, we entered into a definitive agreement and plan of merger ("the Merger Agreement") with CLP SY Holding, LLC ("Parent") and SY Merger Sub Corporation an indirect wholly-owned subsidiary of Parent ("Purchaser") an affiliate of Centre Lane Partners, LLC, a New York-based private investment firm, to be acquired in an all-cash transaction that values Synacor, in the aggregate, at approximately $92 million. Pursuant to the terms of the Merger Agreement, Purchaser and Parent on March 3, 2021 commenced a tender offer (the "Offer") to acquire all of the outstanding common shares of Synacor at a purchase price of $2.20 per share payable net to the seller in cash, without interest, subject to any withholding of taxes required by applicable law (such consideration as it may be amended from time to time pursuant to the terms of the Merger Agreement, the “Offer Price”). The Merger Agreement provides that, subject to the satisfaction or waiver of certain conditions, as soon as practicable following the acceptance and purchase by Purchaser of the shares of Synacor common stock in the Offer, Purchaser will be merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”) on the terms and subject to the conditions set forth in the Merger Agreement, with the Merger to be effected pursuant to Section 251(h) of the General Corporation Law of the State of Delaware, as amended (the “DGCL”). Because the Merger will be governed by Section 251(h) of the DGCL, assuming the requirements of Section 251(h) of the DGCL are met, no vote of the stockholders of the Company will be required to consummate the Merger. As a result of, and at the effective time of the Merger, each outstanding share of Synacor common stock not purchased in the Offer (other than (1) shares of Synacor common stock owned by Parent, Purchaser or the Company or any direct or indirect wholly-owned subsidiary of Parent or the Company, including all shares of Synacor common stock held by the Company as treasury stock, or (2) shares of Synacor common stock that are held by any stockholder who is entitled to demand and properly demands appraisal in accordance with, and who complies in all respects with the provisions of, Section 262 of the DGCL with respect to such shares) will be converted into the right to receive the Offer Price from Purchaser.
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
Cloud ID supports four of the top OTT players, simplifying their consumer log-in experiences under extreme traffic loads. Synacor is the leading provider of ISP on-network home-based authentication and Apple Single Sign-On for TV providers. Since 2019, Cloud ID has built on a record of success by delivering highly-scalable authorization of video streaming to enter new markets for consumer identity and access management, now serves 20 million unique users per month. Cloud ID, empowers our clients, in aggregate reaching over 100 million accounts, to utilize Synacor's managed identity services to reliably unlock access for their subscribers in the simplest manner possible and to quickly extend services to new distribution partners and the latest consumer electronics devices.
Winning new customers in current and related verticals
We have an established presence among broadband and pay-TV providers in the U.S. and Canada. Some of these providers use our complete suite of solutions, and others use only certain components. We view this as a growth opportunity within our existing customer base.
In 2020, Synacor added 330 new Zimbra Email and Collaboration Suite enterprise and government customers around the world.
Increasing value for existing customers by optimizing user experience and monetization
With respect to our Managed Portals and Advertising solutions, we have made major upgrades to our portal platform that yield significant benefits. Our new platform has increased page performance by 60% and reduced bounce rate by over 50% on average. Our portal, with its engaging user experience and responsive design for desktop and mobile web, have video threaded throughout and is designed to optimize consumer engagement and monetization. Our latest upgrades increase page performance and deliver a cleaner user experience that results in improved user engagement while decreasing the implementation time for customers to launch and also decreasing the resources necessary to maintain and support the product.

Extending our product portfolio into emerging growth areas
We plan to capitalize on opportunities such as international expansion and delivery of business services. Through our acquisition of the Zimbra assets we have expanded our international customer base, and we believe this represents an opportunity to find new customers for our Managed Portals and Advertising solutions.
Technology and Operations
Technology Architecture
Our products leverage technology that is reliable, fault tolerant and scalable through the addition of more servers as usage grows. In 2020 we invested heavily in providing these same capabilities using public cloud technologies. In addition to the existing reliable/fault tolerant infrastructure, cloud technologies enable us to provide self-healing software, auto-scaling, and automated deployments.
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
Customers
Our recurring and fee-based customers consist of high-speed internet service providers along with enterprises, government and nonprofit organizations, either directly or through resellers. Contracts with these customers typically have an initial term of one to three years and frequently provide for one or more automatic renewal terms of one to two years each. Our recurring and fee-based customer contracts also typically contain service level agreements that call for specific system “up times” and 24 hours per day, seven days per week support. As of December 31, 2020, we had agreements, both directly and indirectly through resellers, with over 120 high-speed internet service providers and over 4,000 enterprise, government and nonprofit customers.
Our Managed Portals and Advertising customers principally consist of high-speed internet service providers. Contracts with these customers typically have an initial term of two to three years from the deployment of our Managed Portals and frequently provide for one or more automatic renewal terms of one to two years each.
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

We sell to internet service providers primarily through a direct sales force consisting of regional account executives. Sales cycles can be six months or longer. We sell to prospective government, nonprofit and enterprise customers through a two-tier indirect model via more than 1,590 channel partners (VARs and BSPs). Our VARs sell on-premise licenses to end customers while our BSPs sell a cloud service to the end customer. Sales cycles can range from thirty days to six months, depending on size and scope.
Managed Portals and Advertising Solutions
Synacor’s managed portal network and publisher-focused advertising platform reaches over 200 million monthly unique visitors. Our advertising solutions enable our customers to earn incremental revenue by monetizing media from their consumers across all popular devices.
Our advertising sales team sells advertising inventory directly to advertisers and/or to advertising agencies representing those advertisers, as well as employing programmatic ad monetization strategies utilizing ad exchanges via real-time bidding. These advertisers may be small companies with the advertising locally or regionally focused on the Managed Portals of one customer, or large companies with nationwide advertising on the Managed Portals of many customers as well as on our syndicated group of publishers’ sites. We have a team of direct advertising sales employees, independent advertising sales representatives, and programmatic ad specialists focused on this effort and expect to continue to develop this team and attempt to grow the amount of advertising revenue generated with our customers. As of December 31, 2020, we had arrangements with over 100 advertising partners.
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
Government Regulation

As a cloud-based business serving global video, internet and communications providers, device manufacturers, governments and others, we are required to comply with a variety of laws and other legal obligations. Some jurisdictions, both in the United States and abroad, have enacted or proposed laws and other legal obligations governing, among other things, the internet, online entertainment and other aspects of our businesses. These laws and other legal obligations cover issues such as taxation, pricing, content, distribution, quality and delivery of products and services, electronic contracts, intellectual property rights, and privacy and security of personal information in our possession or under our control.

Federal laws of the United States that could have an impact on our business include the following: the Digital Millennium Copyright Act of 1998, which is intended to reduce the liability of online service providers of third-party content, including content that may infringe copyrights or other rights of third parties; the Children’s Online Privacy Protection Act, which imposes restrictions on the ability of online service providers to collect information from children under 13 years of age; and the Protection of Children from Sexual Predators Act, which requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

There have been numerous laws and other legal obligations adopted in the United States and around the world regarding privacy and the collection, destruction, protection, sharing, storing, and use of personal information. The impact of these laws and other legal obligations on our business is increasing as more jurisdictions attempt to protect personal information. In light of a rapidly changing legal landscape, as well as rapidly changing technology, these laws and other legal obligations are at times subject to differing interpretations, and may be inconsistent or conflict with laws and other legal obligations of other jurisdictions. While we are committed to remaining in compliance with all laws and other legal obligations, there may be instances when it is problematic to do so.

The European Union’s General Data Protection Regulation (the “GDPR”), which took effect in May 2018, applies to personal information relating to individuals in the European Union in our possession or under our control. The GDPR includes comprehensive requirements for companies that process such personal information, regardless of the location of the processing, and provides for significant penalties for non-compliance.

Pursuant to the GDPR, personal information relating to individuals in the European Union can only be transferred from the European Union to other countries that have adequate laws and other legal requirements in place to protect such personal information. The European Union has determined that the United States currently does not have adequate laws and other legal requirements in place to protect such personal information. In response, the U.S. Department of Commerce and the European Commission adopted the E.U.-U.S. Privacy Shield, and the U.S. Department of Commerce and Swiss Federal Data Protection and Information Commissioner adopted the Swiss-U.S. Privacy Shield. The purpose of the privacy shields is to enable businesses in the United States that desire to receive transfers of personal information relating to individuals in the European Union to certify to their compliance with the GDPR and other applicable law. However, on July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the E.U.-U.S. Privacy Shield, and shortly thereafter, the Swiss Federal Data Protection and Information Commissioner questioned the validity of the Swiss-U.S. Privacy Shield. In doing so, the CJEU suggested that U.S. businesses could use other methods available under the GDPR for meeting the so-called “adequacy requirement” (e.g. standard contractual clauses and binding corporate rules), but it is possible that, in applying the same analysis used in invalidating the E.U.-U.S. Privacy Shield, the CJEU could at some point invalidate these other methods as well.

We initially certified to being in compliance with the E.U.-U.S. Privacy Shield in December 2016 and the Swiss-U.S. Privacy Shield in June 2017, and have renewed our certifications each year thereafter. We currently plan on renewing our certifications for the foreseeable future, in addition to, or in lieu of, using any other method available under the GDPR for complying with the “adequacy requirement” to continue transferring personal information from the European Union to the United States.

The California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020, requires certain businesses to, among other things, provide (1) certain data relating to their collection and use of personal information of California consumers, (2) data access and deletion rights to California consumers, and (3) California consumers with the right to opt-out of certain sales of personal information. While it remains unclear how some provisions of the CCPA will be interpreted, significant penalties can be imposed for non-compliance with the CCPA or data breaches. The California Attorney General began enforcing the CCPA as of July 1, 2020, and has adopted detailed regulations to clarify some of its provisions.

The California Privacy Rights Act (the “CPRA”), which was recently passed, but is not effective until January 1, 2023, supplements and enhances the CCPA. Due to the requirements of the CPRA, many businesses have already begun to comply with its terms. The CPRA requires stricter protection of consumer privacy, similar to the GDPR, and imposes privacy and data security requirements for businesses. In addition, the CPRA establishes the California Privacy Protection Agency as an “independent watchdog,” vested with “full administrative power, authority, and jurisdiction to implement and enforce the [CPRA].”

There are currently pending a number of legislative proposals in the United States, the European Union, the United Kingdom, and other jurisdictions that could impose additional obligations affecting our business, such as liability for copyright infringement. In addition, some countries and other jurisdictions are considering, or have passed, legislation that mandates local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our products and services.

We strive to comply with all applicable laws and other legal obligations, company policies, and industry-standard codes of conduct relating to privacy and data protection. Compliance with any such applicable laws and other legal obligations, company policies, and industry-standard codes of conduct (including, but not limited to, the GDPR and the CCPA) could require us to incur additional costs and expenses. At the same time, the failure to comply with such applicable laws and other legal obligations, company policies, and industry-standard codes of conduct could result in governmental enforcement actions, significant damages and fines being imposed on us, loss of the ability to transfer E.U. personal data to the United States, litigation, restrictions on our and our customers’ ability to market products and services, uncertainty of internet usage, reductions in the demand for our products and services, and mandatory changes to our privacy and data security practices, as well as our products and services.

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

Human Capital Resources
Due to the specialized nature of our business, our performance depends on identifying, attracting, developing, motivating, and retaining a highly skilled workforce.
As of December 31, 2020, we had 142 employees in the United States and 131 based internationally. Of these employees, 270 were full-time employees.  None of our employees are represented by a labor union, and we consider current employee relations to be good.
Diversity and inclusion are a business imperative for us, as we believe it is key to our future success. We have focused our diversity and inclusion initiatives on employee recruitment, outreach, and employee training and development, such as expanding the diverse talent pipeline and employee engagement. Through these and other focused efforts, we have improved the diversity of our overall workforce and within leadership positions, specifically in the representation of women, people of color, and people with disabilities.
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
Risks Related to Our Business
The COVID-19 pandemic has impacted and may continue to impact Synacor's operations
The spread of the COVID-19 throughout the world has also created global economic uncertainty and reduced optimism about the nearer term economic outlook, which has caused our partners, service providers and current or potential customers to closely monitor their costs, reduce their spending budgets and, in some cases, delay payments to us. Although Synacor does not sell directly to consumers, certain of Synacor’s advertising revenue included in our Portal & Advertising segment relates to businesses and industries that have been temporarily shut down or otherwise negatively impacted due to the COVID-19 pandemic. Synacor is continuing to monitor the impact of the COVID-19 pandemic on our business closely. Beginning in March 2020, sharp declines in advertising expenditures as result of the COVID-19 pandemic have resulted in a decline in revenue and lower margins in our Portal & Advertising segment. This reduction in revenue and lower margins in our Portal & Advertising segment continued into the third quarter of 2020, with recovery beginning in the 2nd half of the third quarter and into the fourth quarter of 2020. Although we have seen recovery in the past two quarters, there is not guarantee that this will continue in future periods. In addition, while there has been relatively minimal impact on our Software & Services segment thus far, the COVID-19 pandemic may negatively impact this business segment during future periods.
In addition, as a result of the pandemic, Synacor has implemented a work from home policy for all of its employees other than a small portion of its personnel who provide on-site technical support to Synacor’s customers. Being in an industry where telecommuting is very common, Synacor has generally been able to perform all normal business activities with minimal impact on productivity. However, Synacor’s work from home policy and travel restrictions have adversely impacted our sales and marketing staff who provide international and regional support. The potential further need to limit our operations as a result of the COVID-19 pandemic beyond Synacor's announced restructuring plan may further reduce productivity or make developing new relationships and maintaining existing relationships more difficult.
The extent to which COVID-19 impacts Synacor’s results in future periods will depend on future developments, which are highly uncertain and cannot be predicted. As a result, Synacor’s sales cycle, revenues, profitability, cash flows and financial condition have been, and may continue to be, adversely affected.
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
Although we have diversified our product portfolio and our customer base, we continue to derive a substantial portion of our revenue from a small number of Managed Portal customers. For 2019, revenue attributable to one customer exceeded 10% of our total revenue, and accounted for approximately 13% of our revenue.  For 2020, no customer had revenue that exceeded 10% of our total revenue, however, our top two customers accounted for approximately 13% of our revenue.
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
As of December 31, 2020 our cumulative U.S. federal net operating loss carryforward was $54.7 million. A failure to achieve or maintain profitability may adversely affect our ability to utilize our net operating loss carryforwards. As a result of our pre-tax cumulative losses, we have established a full valuation allowance against our net deferred income tax asset, which includes our net operating loss carryforwards.
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
As a result of the rapidly changing nature of the markets in which we compete, our quarterly and annual revenue and operating results are likely to fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond our control, including but not limited to the various factors set forth in this “Risk Factors” section.
International operations are subject to the economic, political, regulatory, foreign exchange and other risks of international operations.
We derive a portion of our revenue from, and have operations, outside of the United States. Revenue from customers outside of the United States was 30% of total revenue in 2020. We plan to continue to expand our product offerings internationally, particularly in Asia, Canada, Latin America and Europe.
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

Risks Related to the Offer and Merger
Whether or not the Offer and Merger are completed, the announcement and pendency of the Offer and Merger could impact or cause disruptions in our businesses, which could have an adverse effect on our businesses and operating results.
Whether or not the Offer and Merger are completed, the announcement and pendency of the Offer and Merger could cause disruptions in or otherwise negatively impact our businesses and operating results. Our employees may experience uncertainty about their future roles, which might adversely affect our ability to retain and hire key personnel and other employees, and customers, channel partners, vendors or suppliers may seek to modify or terminate their business relationships us, or delay or defer decisions concerning our products or services or seek alternatives to the products or services offered by us. These disruptions could be exacerbated by a delay in the completion of the Offer and Merger or termination of the Merger Agreement and could have an adverse effect on our businesses, operating results or prospects if the Offer and Merger are not completed.
Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our businesses prior to completing the Offer and Merger, which may adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to enter into contracts, incur indebtedness or incur capital expenditures, or otherwise pursue actions that are not in the ordinary course of business, even if such actions would be beneficial to us. Additionally, the attention of our management may be directed toward completion of the Offer and Merger and transaction-related considerations and may be diverted from the day-to-day operations and pursuit of other opportunities that could have been beneficial to our businesses, which could negatively affect our business, operations and financial condition.
Failure to complete the Offer and Merger in a timely manner or at all could negatively impact the market price of our common stock as well as adversely affect our business, financial condition, operating results and cash flows.
Completion of the Offer and Merger is subject to several conditions beyond the Company’s control that may prevent, delay or otherwise adversely affect its completion in a material way. The Offer and Merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied or, even if satisfied, that no event of termination will take place. As a result, we cannot assure you that the Offer and Merger will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.
If the Offer and Merger are not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline from current market prices. The failure to complete the Offer and Merger also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators, customers, regulators and other business partners. In the event that the Offer and Merger are not completed for any reason, the holders of our common stock will not receive any payment for their shares of our common stock in connection with the Offer and Merger. Instead, we will remain an independent public company and the holders of our common stock will continue to own their shares of our common stock. We may also be required to devote significant time and resources to litigation related to any failure to complete the Offer and Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.
Additionally, we have incurred and will incur substantial costs in connection with the proposed Offer and Merger, even if the Offer and Merger are not completed. In the event that the Merger Agreement is terminated or the proposed Offer and Merger are not completed, these Offer and Merger related costs may adversely affect our business, operating results and financial condition, as well as the price of our common stock.
Provisions of the Merger Agreement may deter alternative business combinations and could deter a potential competing acquirer that may be willing to pay more to effect an alternative transaction with us.
Under the Merger Agreement, we are generally not permitted to solicit or discuss takeover proposals with third parties, subject to certain exceptions. The Merger Agreement also provides for the payment by us of a termination fee of $3.5 million if the Merger Agreement is terminated in certain circumstances in connection with a competing third party acquisition proposal for the Company. These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders and may discourage a third party from pursuing an acquisition proposal. If the Merger Agreement is terminated and we determine to seek another business combination, we cannot assure our stockholders we will be able to negotiate a transaction with another acquiror on terms comparable to the terms of the Offer and Merger, or that we will avoid the termination fee associated with the termination of the Merger Agreement.

We have been, and may continue to be, the target of lawsuits related to the Offer and Merger, which could result in substantial costs and may delay or prevent the Offer and Merger from being completed.
Lawsuits are often brought against public companies that have entered into merger agreements, such as has occurred for the Company with respect to the Offer and Merger. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Offer and Merger, then that injunction may delay or prevent the Offer and Merger from being completed, which may adversely affect our business, financial position and results of operation.
Risks Related to Ownership of Our Common Stock
Concentration of ownership among our directors and officers and their respective affiliates could limit our other stockholders’ ability to influence the outcome of key corporate decisions, such as an acquisition of our company.
Our directors and executive officers and their respective affiliates, beneficially own or directly or indirectly control (including by voting proxy), as of March 26, 2021, approximately 25% of our outstanding common stock (including exercisable options). These stockholders, if they were to act together, would have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they act together, would have the ability to influence significantly the management and affairs of our company. Accordingly, this concentration of ownership might harm the trading price of our common stock by:
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
The trading price of our common stock has been, and is likely to continue to be, volatile and could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2012 at a price of $5.00 per share through the close of business on March 31, 2021, our trading price has ranged from $0.79 to $18.00. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including but not limited to the various factors set forth in this “Risk Factors” section, as well as:
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
We also maintain sales, administrative and product development offices in Pune, India; London, United Kingdom; Tokyo, Japan; and Singapore. Our data centers are located in Allen, Texas; Dallas, Texas; Lewis Center, Ohio; Watertown, Massachusetts; and Toronto, Ontario, Canada. All of our sales, administrative and product development offices are leased.
We believe that our facilities are adequate to meet our current needs and that suitable additional or substitute space will be available as needed.
ITEM 3.    LEGAL PROCEEDINGS
We and our Chief Executive Officer and former Chief Financial Officer were named as defendants in a federal securities class action lawsuit filed April 4, 2018 in the United States District Court for the Southern District of New York. The class includes persons who purchased our shares between May 4, 2016 and March 15, 2018. The plaintiff alleged that we made materially false and misleading statements regarding our contract with AT&T and the timing of revenue to be derived therefrom, and that as a result class members suffered losses because Synacor shares traded at artificially inflated prices. The plaintiff sought an unspecified amount of damages, as well as interest, attorneys’ fees and legal expenses. On August 28, 2019, the court granted our motion to dismiss but permitted the plaintiff to seek leave to replead. The Clerk of the Court entered judgment in our favor and of the individual defendants and closed the case on November 19, 2019. Plaintiff filed its Notice of Appeal on December 16, 2019. The United States Court of Appeals for the Second Circuit upheld the lower court’s decision to grant defendants’ motion to dismiss on October 22, 2020. The United States Court of Appeals for the Second Circuit issued a mandate to officially close the class action on November 12, 2020.
In connection with the Offer and Merger, on March 9, 2021, a complaint captioned Cave v. Synacor, Inc., et al., Case No. 1:21-cv-02037 (the “Cave Complaint”), on March 10, 2021, a complaint captioned Delgado v. Synacor, Inc., et al., Case No. 1:21-cv-02054 (the “Delgado Complaint”), on March 11, 2021, complaints captioned Hammond v. Synacor, Inc., et al., Case No. 1:21-cv-02107 (the “Hammond Complaint”), and Gontaruk v. Synacor, Inc., et al., Case No. 1:21-cv-02128 (the “Gontaruk Complaint”), on March 15, 2021, a complaint captioned Perkins v. Synacor, Inc., et al., Case No. 1:21-cv-02250 (the “Perkins Complaint”), on March 16, 2021, complaints captioned Bushansky v. Synacor, Inc., et al., Case No. 1:21-cv-02268 (the “Bushansky Complaint”), Cook v. Synacor, Inc., et al., Case No. 1:21-cv-02271 (the “Cook Complaint”), and Kent v. Synacor, Inc., et al., Case No. 1:21-cv-02276 (the “Kent Complaint”), and on March 17, 2021, a complaint captioned Jones v. Synacor, Inc., et al., Case No. 1:21-cv-02320 (the “Jones Complaint”) were each filed in the United States District Court for the Southern District of New York against Synacor and each member of the Board and, in the case of the Gontaruk Complaint, Purchaser and Parent. On March 17, 2021, a complaint captioned Lenahan v. Synacor, Inc., et al., Case No. 1:21-cv-01402 (the “Lenahan Complaint”), was filed in the United States District Court for the Eastern District of New York, and a complaint captioned Waterman v. Synacor, Inc., et al., Case No. 2:21-cv-01296 (the “Waterman Complaint” and together with the Cave Complaint, the Delgado Complaint, the Hammond Complaint, the Gontaruk Complaint, the Perkins Complaint, Bushansky Complaint, the Cook Complaint, the Kent Complaint, the Jones Complaint and the Lenahan Complaint, the “Complaints”), was filed in the United States District Court for the Eastern District of Pennsylvania, in each case against Synacor and each member of the Board and, in the case of the Waterman Complaint, Purchaser and Parent. Each of the Complaints was brought on behalf of a purported stockholder of Synacor.

Each of the Complaints generally alleges violations of Sections 14(e), 14(d), and 20(a) of the Exchange Act and Rule 14d-9 promulgated thereunder in connection with the Synacor’s Solicitation/Recommendation Statement on Schedule 14D-9 (“Schedule 14D-9”) for the Offer and, in the case of the Cave Complaint and the Delgado Complaint, asserts common law claims of breach of fiduciary duty against members of the Board in connection with the Offer and Merger, and, in the case of the Cave Complaint, claims of aiding and abetting a breach of fiduciary duty against the Synacor in connection with the Offer and Merger. In particular, each of the Complaints generally allege that the Schedule 14D-9 contains materially misleading and incomplete information concerning: (i) the background and process leading up to the Offer and the Merger; (ii) our financial projections set forth in the Schedule 14D-9; (iii) the description of the fairness opinion and financial analyses performed by Canaccord Genuity, LLC, which acted as our financial advisor for the Offer and Merger; and (iv) with respect to the Cave Complaint, the Bushansky Complaint, the Kent Complaint and the Perkins Complaint, certain conflicts of interest involving Synacor’s management. The Cave Complaint also alleges that the members of the Board breached their fiduciary duties of care, loyalty and good faith owed to the plaintiff in connection with the Offer and the Merger. The Delgado Complaint also alleges that the members of the Board breached their fiduciary duties of candor and disclosure owed to the plaintiff with respect to the disclosures included in or omitted from the Schedule 14D-9. The Cook Complaint alleges that the members of the Board breached their fiduciary duties owed to the plaintiff with respect to the Offer consideration. The Cook Complaint also contains additional allegations relating to the Offer consideration and certain deal protection devices agreed to by us in the Merger Agreement
The Cave Complaint seeks, among other things: (i) to enjoin the defendants from proceeding with the Offer and the Merger; (ii) to rescind the Offer and the Merger or recover damages in the event that the Offer and Merger are consummated; (iii) to declare that the Merger Agreement was agreed to in breach of the Board’s fiduciary duties and is therefore unlawful and unenforceable; (iv) to direct the members of the Board to exercise their fiduciary duties to commence a sale process that is reasonably designed to secure the best possible consideration for Synacor and obtain a transaction which is in the best interests of Synacor and the plaintiff as a purported Synacor stockholder; (v) to direct us and the Board to account to plaintiff for damages sustained; and (vi) an award of costs of bringing the lawsuit, including attorneys’ and experts’ fees.
The Delgado Complaint seeks, among other things: (i) to enjoin the defendants from proceeding with the Offer unless Synacor discloses additional information discussed in the Delgado Complaint; (ii) to direct Synacor and the Board to account to plaintiff for damages sustained; and (iii) an award of costs of bringing the lawsuit, including attorneys’ and experts’ fees.
The Hammond Complaint seeks, among other things: (i) to enjoin the defendants from proceeding with, consummating or closing the Offer and the Merger; (ii) to direct the defendants to disseminate revised disclosures to the Schedule 14D-9; (iii) to direct the defendants to account to plaintiff for damages sustained; and (vi) an award of costs of bringing the lawsuit, including attorneys’ and experts’ fees.
The Gontaruk Complaint seeks, among other things: (i) to enjoin the defendants from proceeding with, consummating or closing the Offer and the Merger; (ii) to rescind the Offer and the Merger or recover damages in the event that the Offer and Merger are consummated; (iii) to direct the individual defendants to disseminate revised disclosures to the Schedule 14D-9; (iv) to declare that the respective defendants violated Sections 14(e), 14(d), and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder; and (iv) an award of costs of bringing the lawsuit, including attorneys’ and experts’ fees.
The Perkins Complaint seeks, among other things: (i) to enjoin the defendants from proceeding with, consummating or closing the Offer and the Merger; (ii) to rescind the Offer and the Merger or recover damages in the event that the Offer and Merger are consummated; (iii) to direct the individual defendants to disseminate revised disclosures to the Schedule 14D-9; and (iv) an award of costs of bringing the lawsuit, including attorneys’ and experts’ fees.
The Bushansky Complaint seeks, among other things: (i) to enjoin the defendants from proceeding with, consummating or closing the Offer and the Merger; (ii) to rescind the Offer and the Merger or recover damages in the event that the Offer and Merger are consummated; and (iii) an award of costs of bringing the lawsuit, including attorneys’ and experts’ fees.
The Cook Complaint seeks, among other things: (i) to enjoin the defendants from proceeding with, consummating or closing the Offer and the Merger until we disseminates revised disclosures to the Schedule 14D-9; (ii) to rescind the Offer and the Merger or recover damages in the event that the Offer and Merger are consummated; (iii) to direct the defendants to account to the plaintiffs for all damages sustained; and (iv) an award of costs of bringing the lawsuit, including attorneys’ and experts’ fees.
The Kent Complaint seeks, among other things: (i) to enjoin the defendants from proceeding with, consummating or closing the Offer and the Merger; (ii) to rescind the Offer and the Merger or recover damages in the event that the Offer and Merger are consummated; and (iii) an award of costs of bringing the lawsuit, including attorneys’ and experts’ fees.

The Jones Complaint seeks, among other things: (i) to enjoin the defendants from filing any amendment to the Schedule 14D-9 unless and until the defendants agree to include in the amendment the material information addressed in the Jones Complaint; (ii) to enjoin the defendants from proceeding with the Offer and the Merger, unless and until the defendants disclose the information addressed in the Jones Complaint; (iii) to rescind the Offer and the Merger or recover damages in the event that the Offer and Merger are consummated; (iv) to direct the defendants to account to the plaintiffs for all damages sustained; and (v) an award of costs of bringing the lawsuit, including attorneys’ and experts’ fees.
The Lenahan Complaint seeks, among other things: (i) to enjoin the defendants from proceeding with the Offer and the Merger, unless and until the defendants disclose and disseminate the information addressed in the Lenahan Complaint; (ii) to rescind the Offer and the Merger or recover damages in the event that the Offer and Merger are consummated; (iii) to declare that the defendants violated Sections 14(e), 14(d), and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder; and (iv) an award of costs of bringing the lawsuit, including attorneys’ and experts’ fees.
The Waterman Complaint seeks, among other things: (i) to enjoin the defendants from proceeding with, consummating or closing the Offer and the Merger; (ii) to rescind the Offer and the Merger or recover damages in the event that the Offer and Merger are consummated; (iii) to direct the defendants to file a Schedule 14D-9 with the information addressed in the Waterman Complaint; (iv) to declare that the defendants violated Sections 14(e), 14(d), and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder; and (v) an award of costs of bringing the lawsuit, including attorneys’ and experts’ fees.
We believe that each of these Complaints is wholly without merit.
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
Holders of Record
As of March 26, 2021, there were 90 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.
Recent Sales of Unregistered Securities
None.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
None.
ITEM 6.    SELECTED FINANCIAL DATA
Not applicable.

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
On February 10, 2021, we had entered into a definitive agreement and plan of merger ("the Merger Agreement") with CLP SY Holding, LLC ("Parent") and SY Merger Sub Corporation an indirect wholly-owned subsidiary of Parent ("Purchaser") an affiliate of Centre Lane Partners, LLC, a New York-based private investment firm, to be acquired in an all-cash transaction that values Synacor, in the aggregate, at approximately $92 million. Pursuant to the terms of the Merger Agreement, Purchaser and Parent on March 3, 2021 commenced a tender offer (the "Offer") to acquire all of the outstanding common shares of Synacor at a purchase price of $2.20 in share payable net to the seller in cash, without interest, subject to any withholding of taxes required by applicable law (such consideration as it may be amended from time to time pursuant to the terms of the Merger Agreement, the “Offer Price”). The Merger Agreement provides that, subject to the satisfaction or waiver of certain conditions, as soon as practicable following the acceptance and purchaser by Purchaser of the shares of Synacor common stock in the Offer, Purchaser will be merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”) on the terms and subject to the conditions set forth in the Merger Agreement, with the Merger to be effected pursuant to Section 251(h) of the General Corporation Law of the State of Delaware, as amended (the “DGCL”). Because the Merger will be governed by Section 251(h) of the DGCL, assuming the requirements of Section 251(h) of the DGCL are met, no vote of the stockholders of the Company will be required to consummate the Merger. As a result of, and at the effective time of the Merger, each outstanding share of Synacor common stock not purchased in the Offer (other than (1) shares of Synacor common stock owned by Parent, Purchaser or the Company or any direct or indirect wholly-owned subsidiary of Parent or the Company, including all shares of Synacor common stock held by the Company as treasury stock, or (2) shares of Synacor common stock that are held by any stockholder who is entitled to demand and properly demands appraisal in accordance with, and who complies in all respects with the provisions of, Section 262 of the DGCL with respect to such shares) will be converted into the right to receive the Offer Price from Purchaser.
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

Email / Collaboration
Synacor delivers an open and extensible email & collaboration platform used by service providers, regulated entities (government and financial institutions), enterprises, and small and medium sized businesses around the world. Branded as Zimbra, our open-standards-based email collaboration platform powers hundreds of millions of mailboxes globally through our network of more than 1,900 channel partners (value-added resellers, or VARs, and Business Service Providers, or BSPs) and about 4,000 licensed customers. Zimbra is delivered as software-as-a-service through public and private cloud infrastructure, and as licensed software.
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
Beginning mid-March 2020, Synacor implemented a work from home policy for nearly all of its employees other than a few providing on-site customer technical support. Being in an industry where telecommuting is very common, Synacor has been able to perform all normal business activities with minimal impact on productivity. Synacor will continue this work from home policy until it is determined to be safe for employees to return to work in our offices. Our work from home requirement will be reassessed on July 5, 2021.
The global macroeconomic impacts due to the pandemic have caused some delays in closing new software subscriptions and renewals. The delays were largely seen in our third quarter results of the Software & Services segment. Our Portal & Advertising segment has been negatively impacted with advertising revenue down due to a sharp decline in advertising spending, which began in March 2020 and continued throughout the second quarter of 2020. Although we have seen some market improvement in advertising spending starting in the third quarter of 2020, our revenues are still significantly lower as compared to the same periods in 2019. We have, however, seen an improvement in advertising margins as we have progressed through the last half of the year which have returned back to more normal levels.
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

Cost Reduction Program
On August 4, 2020, the Company initiated a cost reduction program as a result of ongoing reviews of our business and operations. These actions are expected to result in approximately $10 million of annual cost savings when fully implemented. Of this total, $5.9 million relates to lower headcount and benefits costs due to position eliminations and a reduction in force, which has already been implemented. In addition, we expect $1.7 million in savings from data center closures, $1.4 million from facility reductions, and $1.0 million from other operating expense and cost of revenue reductions. In the third quarter of 2020, we recognized restructuring charges associated with this cost reduction program of $1.1 million related to severance and facilities expenses. These restructuring costs are included in technology and development ($0.6 million), sales and marketing ($0.4 million) and general and administrative ($0.1 million). In the fourth quarter of 2020, we recognized restructuring charges associated with this cost reduction program of $0.3 million related to severance and facility expenses. The cost savings as a result of these actions realized in the third quarter of 2020 were $0.8 million, and in the fourth quarter of 2020 were $1.2 million. We expect to achieve 90% of the total cost savings by the end of 2021.
As a result of this program, we did incur impairment charges related to operating lease right-of-use assets associated with certain leased office spaces the Company ceased using, as well as furniture and fixtures associated with those facilities.
Financial Highlights
Highlights and significant developments for the twelve months ended December 31, 2020
•Net loss was $11.6 million for the twelve months ended December 31, 2020
•Adjusted EBITDA* was $5.3 million, or 6.5% of revenue, for the twelve months ended December 31, 2020
•Operating expenses, exclusive of depreciation and amortization, decreased 28% from the prior year to $41.7 million
•Cash from operating activities was $1.0 million for the twelve months ended December 31, 2020
The initiatives described below under “Key Initiatives” are expected to contribute to our ability to maintain and grow revenue and return Synacor to operating profitability.
*    We define adjusted EBITDA as net income (loss) plus: provision (benefit) for income taxes, interest expense, other (income) expense, depreciation and amortization, asset impairments, stock-based compensation, restructuring costs, and certain legal and professional services fees. Please see “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP. Net loss for the year ended December 31, 2020 was $(11.6) million, and $(9.0) million for the year ended December 31, 2019.

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

Critical Accounting Policies and Estimates
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
Revenue Recognition
Revenue is recognized according to ASC 606, Revenue - Revenue from Contracts with Customers. The Company generates all of its revenue from contracts with customers. Many of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of software licenses are typically estimated using the residual approach. Standalone selling prices of services are typically estimated based on observable transactions when these services are sold on a standalone basis. The Company usually expects payment within 30 to 90 days from the invoice date (fulfillment of performance obligations or per contract terms). Differences between the amount of revenue recognized and the amount invoiced are recognized as deferred revenue. None of the Company’s contracts as of December 31, 2020 or 2019 contained a significant financing component.
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
Software Development Costs
The Company capitalizes certain costs incurred for the development of internal use software, as well as the costs of developing software for sale or license to customers.  Internal use software includes the Company’s proprietary portal software and related applications, Cloud ID authentication software, and various applications used in the management of the Company’s portals. Software for sale or license to customers includes the Company’s proprietary Email/Collaboration offerings. Costs incurred during the preliminary project stage for internal software programs are expensed as incurred. External and internal costs incurred during the application development stage (subsequent to the achievement of technological feasibility on software to be sold or licensed) of new software development, as well as for upgrades and enhancements for software programs that result in additional functionality are capitalized. Software development costs capitalized for sale or license to customers and costs capitalized for the development of internal use software are amortized over the estimated useful life of the applicable software. Impairment charges are taken as a result of circumstances that indicate that the carrying values of the assets were not fully recoverable. The Company utilizes the discounted cash flow method to determine the fair value of the internal use software.The Company utilizes the net realizable value model to determine the recoverability of software for sale or license to customers. Impairment charges for the years ended December 31, 2020 and 2019 are included in general and administrative expense in the consolidated statement of operations.

Results of Operations
The following tables set forth our results of operations for the periods presented in amount (in thousands) and as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2020	2019
	(in thousands)
Revenue	$81,362	$121,845
Costs and operating expenses:
Cost of revenue (1)	42,236	61,990
Technology and development (1) (2)	12,007	18,273
Sales and marketing (2)	15,350	21,790
General and administrative (1) (2)	14,356	17,734
Depreciation and amortization	8,068	9,865
Total costs and operating expenses	92,017	129,652
Loss from operations	(10,655)	(7,807)
Other income (expense), net	240	(17)
Interest expense	(189)	(268)
Loss before income taxes	(10,604)	(8,092)
Provision for income taxes	957	929
Net loss	$(11,561)	$(9,021)

	Year Ended December 31,
	2020	2019
Revenue	100%	100%
Cost of revenue (1)	52	51
Technology and development (1) (2)	15	15
Sales and marketing (2)	19	18
General and administrative (1) (2)	18	15
Depreciation and amortization	10	8
Total costs and operating expenses	114	107
Loss from operations	(14)	(6)
Other expense, net	1	—
Interest expense	—	—
Loss before income taxes	(13)	(7)
Provision for income taxes	1	1
Net loss	(14)%	(7)%

Notes:
(1)Exclusive of depreciation and amortization shown separately.
(2)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Technology and development	$218	$338
Sales and marketing	407	513
General and administrative	831	765
	$1,456	$1,616

Included in the above results of operations was the following restructuring expense:

	Year Ended December 31,
	2020	2019
Cost of revenue	$12	$234
Technology and development	533	370
Sales and marketing	420	246
General and administrative	518	109
Total restructuring expense	$1,483	$959
Comparison of the years ended December 31, 2020 and 2019
Revenue decreased by $40.5 million, or 33%, in 2020 compared to 2019, attributable to an overall decline of $0.2 million in Software & Services revenue and a decline of $40.3 million in Portal & Advertising revenue.
Cost of revenue decreased $19.8 million, or 32%, in 2020 compared to 2019. The decrease in cost was primarily due to the decline in revenue, cost reductions and a change in the mix of revenues.
Technology and development expenses decreased by $6.3 million, or 34%, in 2020 compared to 2019, primarily due to lower compensation expense of $5.2 million, lower software license cost of $0.8 million, and lower discretionary spending of $0.3 million.
Sales and marketing expenses decreased by $6.4 million, or 30%, in 2020 compared to 2019, primarily the result of lower compensation expenses of $4.9 million, lower travel costs of $0.8 million, and lower professional services fees of $0.4 million.
General and administrative expenses decreased by $3.4 million, or 19%, in 2020 compared to 2019, primarily the result of lower compensation expense of $0.9 million, lower impairment charges of $1.0 million, lower facilities costs of $0.7 million, lower travel costs of $0.3 million, lower bad debt expense of $0.4 million, and lower professional services fees of $0.4 million, offset by higher computer software costs of $0.3 million.
Depreciation and amortization decreased by $1.8 million, or 18%, in 2020 compared to 2019, driven by lower costs related to data centers.
Other income (expense), net consists of interest income and foreign currency transaction gains and losses related to our international operations. The decrease in expense of $0.3 million for the year ended December 31, 2020 compared to the same period in 2019 was due to unrealized foreign currency transaction gains.
Interest expense decreased by $0.1 million for the year ended December 31, 2020, when compared to 2019 primarily due to lower interest incurred on finance leases.

Provision for income taxes of $1.0 million for the year ended December 31, 2020 and $0.9 million for the year ended December 31, 2019 respectively, is comprised primarily of current foreign income tax expense, including foreign withholding taxes, offset by deferred income tax benefit.
Segment Results of Operations
The Company operates its business in two reportable segments: 1) Software & Services and 2) Portal & Advertising.
The following are Revenue, Segment Adjusted EBITDA (in thousands) and Segment Adjusted EBITDA Margin by reportable segment for the twelve months ended December 31, 2020 and 2019. Segment Adjusted EBITDA is defined as EBITDA (earnings before interest, income taxes, depreciation and amortization) adjusted for certain non-cash items and other non-recurring income and expenses. Total Segment Adjusted EBITDA is equal to Adjusted EBITDA, which is a metric that is not presented in accordance with U.S. GAAP. Refer to “Adjusted EBITDA” below for a definition of Adjusted EBITDA and a reconciliation to net loss, the most directly comparable U.S. GAAP measure. Segment Adjusted EBITDA is the primary performance measure used by our senior management, the chief operating decision-maker and the board of directors to evaluate operating results and allocate capital resources among segments. Segment Adjusted EBITDA Margin is defined as Segment Adjusted EBITDA as a percent of Segment Revenue. Net loss for the year ended December 31, 2020 was $(11.6) million, and $(9.0) million for the year ended December 31, 2019.

	Year Ended December 31,
	2020	2019
Revenue:
Software & Services	$44,280	$44,485
Portal & Advertising	37,082	77,360
Total Revenue	$81,362	$121,845

Segment Adjusted EBITDA:
Software & Services	$14,340	$12,531
Portal & Advertising	2,168	10,657
Corporate Unallocated Expense	(11,190)	(13,685)
Total Segment Adjusted EBITDA	$5,318	$9,503

Segment Adjusted EBITDA Margin:
Software & Services	32.4%	28.2%
Portal & Advertising	5.8%	13.8%
Total Segment Adjusted EBITDA Margin	6.5%	7.8%
Software & Services
Revenue in 2020 remained essentially flat when compared to 2019, decreasing by $0.2 million. Recurring revenue (revenue recognized over time) decreased $1.0 million, primarily due to COVID-19 related declines in consumer email accounts and a video product line which was discontinued in the second quarter of 2019. Non-recurring revenue (revenue recognized at a point in time) increased $0.8 million primarily due to higher professional services revenue of $1.7 million, which more than offset COVID-19 related impacts on email license and maintenance revenue.
Segment Adjusted EBITDA in 2020 increased by $1.8 million to $14.3 million, or 14%, compared to 2019. The increase was primarily due to lower operating expenses due to cost reductions implemented during the year, which more than offset the impact of lower revenue. As a result, the Segment Adjusted EBITDA Margin increased to 32.4% compared to 28.2% in 2019.

Portal & Advertising
Revenue in 2020 decreased by $40.3 million, or 52%, when compared to 2019. Recurring revenue was down $2.0 million primarily due to the expected decline in portal and premium service fees. Non-recurring revenue was down $38.2 million of which $26.6 million was due to the loss of a significant portal customer at the end of the third quarter of 2019. In addition, advertising revenue declined when compared to last year due to the impact of the COVID-19 pandemic.
Segment Adjusted EBITDA in 2020 decreased $8.5 million, or 80%, compared to 2019. The decrease was primarily due to the impact of lower revenue which was only partially offset by lower operating expenses. As a result, the Segment Adjusted EBITDA Margin decreased to 5.8% compared to 13.8% in 2019.
Corporate Unallocated Expense
Corporate Unallocated Expense primarily includes corporate overhead costs, such as payroll and related benefit costs, rent expense and professional services fees which are not directly attributable to an individual segment. Corporate Unallocated Expense decreased for the year ended December 31, 2020 by $2.5 million, or 18%, compared to the year ended December 31, 2019. The decrease in Corporate Unallocated Expense is primarily a result of lower professional service fees of $0.7 million, lower facilities costs of $1.0 million, lower travel costs of $0.2 million and lower compensation costs of $0.8 million, partially offset by higher computer software costs of $0.2 million.
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

Because of these limitations, adjusted EBITDA should be considered alongside other financial performance measures, including net loss and our other U.S. GAAP results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Twelve Months Ended December 31,
	2020	2019
Reconciliation of Adjusted EBITDA:
Net loss	$(11,561)	$(9,021)
Provision for income taxes	957	929
Interest expense	189	268
Other income (expense), net	(240)	17
Depreciation and amortization	10,294	11,251
Long-lived asset impairment*	806	1,751
Stock-based compensation expense	1,456	1,616
Restructuring costs**	1,483	959
Certain legal and professional services fees***	1,934	1,733
Adjusted EBITDA	$5,318	$9,503

Notes:
*	"Long-lived asset impairment" includes impairment charges related to property, plant and equipment, capitalized software and leased assets.
**	"Restructuring costs" include severance expense, contract termination costs and other exit or disposal costs.
***	"Certain legal and professional services fees" includes legal fees and other related expenses outside the ordinary course of business, as well as fees and expenses related to merger and acquisition activities.

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
In August 2019, we entered into a Loan and Security Agreement, (the "Agreement"), with Silicon Valley Bank (the "Lender"). The Lender agreed to provide a $12.0 million secured revolving line of credit (the “credit facility”). The credit facility is available for cash borrowings, subject to a Borrowing Base formula based upon eligible accounts receivable. The maturity of the Agreement is two years from the date of the Agreement. Any borrowings under the Agreement bear interest, based on an interest rate dependent on cash liquidity for the relevant period. Cash liquidity is defined as cash plus (a) the lesser of (i) the Revolving Line or (ii) the amount available under the Borrowing Base minus (b) the outstanding principal balance of any Advances, (each as defined in the Agreement). If cash liquidity is greater than $20.0 million then the interest rate is the greater of the "prime rate” as published in The Wall Street Journal (WSJ) for the relevant period plus 0.50%, which as of December 31, 2020 would be 5.50%. If cash liquidity is less than $20.0 million then the interest rate is the greater of WSJ prime rate plus 1.00% which as of December 31, 2020 would be 6.00%. The Agreement requires compliance with certain reporting requirements, conditions, and covenants. The financial covenants require that we must maintain a Minimum Liquidity Coverage (as defined in the Agreement) greater than or equal to 2.25:1.00. Additionally, when cash liquidity falls below $20.0 million, the Agreement includes certain trailing six month Free Cash Flow requirements, tested on a quarterly basis. Free Cash Flow is defined in the Agreement as (a) Adjusted EBITDA, minus (b) capital expenditures determined in accordance with GAAP, minus (c) capitalized software expenses, determined in accordance with GAAP, and minus (d) cash taxes, determined in accordance with GAAP. As of December 31, 2020, we had no outstanding borrowings under the Agreement, and we had $8.2 million of availability based upon the borrowing formula under the Agreement.
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
Our obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property. The Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance. The Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of December 31, 2020, we were in compliance with the covenants and anticipate continuing to be so.
We began taking advantage of the option to defer remittance of the employer portion of social security tax at the end of April 2020 as provided for under the Coronavirus Aid, Relief, and Economic Security Act, ("CARES Act"). This deferral enabled us to retain approximately $0.6 million in cash during 2020, which would otherwise have been remitted to the federal government. Under the terms of the CARES Act, half of the cumulative deferred tax payment amount for 2020 will be remitted at the end of 2021 with the remaining half at the end of 2022.
As of December 31, 2020, we had approximately $5.7 million of cash and cash equivalents. We believe that our existing cash and cash equivalents, along with cash flows from operations and availability under our revolving credit line, will be sufficient to meet our anticipated working capital, interest payments, capital lease payment obligations and capital expenditure requirements for at least the next 12 months.

Cash Flows

	Year Ended December 31,
	2020	2019
	(in thousands)
Statements of Cash Flows Data:
Net cash provided by operating activities	$1,038	$2,459
Net cash used in investing activities	$(3,053)	$(3,772)
Net cash used in financing activities	$(3,159)	$(3,459)
Cash Provided by Operating Activities
Net cash provided by operating activities for the fiscal year 2020 of $1.0 million was primarily driven by a net loss of $11.6 million, cash used in working capital and other net assets of $0.1 million offset by $12.7 million of non-cash charges including depreciation, amortization, and stock-based compensation expense.
Net cash provided by operating activities for the fiscal year 2019 of $2.5 million was primarily driven by a net loss of $9.0 million, cash used in working capital and other net assets of $3.5 million offset by $15.0 million of non-cash charges including depreciation, amortization, and stock-based compensation expense.
Cash Used in Investing Activities
Our primary investing activities have consisted of capitalized software and purchases of computer equipment. We expect to continue to make significant investments in software development and computer equipment in 2021 and thereafter. Net cash used in investing activities totaled $3.1 million in 2020, as compared to $3.8 million in 2019.
Cash Used in Financing Activities
Net cash used by financing activities totaled $3.2 million in 2020.  We made $3.1 million in payments for finance lease obligations and used $0.1 million related to the purchase of treasury stock and shares received to satisfy minimum tax withholdings.
Net cash used by financing activities totaled $3.5 million in 2019. We made $3.4 million in payments for finance lease obligations and paid $0.1 million for debt issue costs related to our line of credit.

Off-Balance Sheet Arrangements
At December 31, 2020, we did not have any off-balance sheet arrangements other than the contract commitments listed below under Contractual Obligations, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
We lease office space and data center space under operating lease agreements and certain equipment under finance lease agreements.
The following table sets forth our future contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
	2021	2022	2023	2024	2025	Total
Operating lease obligations	$2,290	$1,134	$446	$38	$—	$3,908
Finance lease obligations	1,070	765	328	29	2	2,194
Total	$3,360	$1,899	$774	$67	$2	$6,102

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
We have a bank line of credit of $12 million with no outstanding borrowings at December 31, 2020.  Any borrowings under the line of credit bear interest at a variable annual rate, based the “prime rate” as published in The Wall Street Journal, dependent on cash liquidity for the relevant period. Cash liquidity is defined as cash plus (a) the lesser of (i) the Revolving Line or (ii) the amount available under the Borrowing Base minus (b) the outstanding principal balance of any Advances (each as defined in the Agreement). If cash liquidity is greater than $20.0 million then the interest rate is the greater of the "prime rate” as published in The Wall Street Journal (WSJ) for the relevant period plus 0.50% or 5.50%. If cash liquidity is less than $20.0 million then the interest rate is the greater of WSJ prime rate plus 1.00% or 6.00%. The Agreement requires compliance with certain reporting requirements, conditions, and covenants. The financial covenants include that we must maintain a Minimum Liquidity Coverage greater than or equal to 2.25:1.00. Additionally, when cash liquidity falls below $20.0 million, the Agreement includes certain trailing six month Free Cash Flow requirements, tested on a quarterly basis. Free Cash Flow is to be defined as (a) Adjusted EBITDA, minus (b) capital expenditures determined in accordance with GAAP, minus (c) capitalized software expenses, determined in accordance with GAAP, and minus (d) cash taxes, determined in accordance with GAAP. This arrangement, if we were to have borrowings under the line of credit, would subject us to interest rate risk. Refer to Note 5, Long-Term Debt of the Notes to the Consolidated Financial Statements referred to in Item 8 of this report for additional information about our outstanding debt.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Foreign Currency Exchange Risk
We are also subject to foreign currency exchange risk relating to our operations in Canada, Europe, India, Japan and Singapore. Our expenses at these locations are denominated in the local currencies and our results of operations are influenced by changes in the exchange rates between the U.S. Dollar and these local currencies, principally the Canadian Dollar, Euro, British Pound Sterling, Japanese Yen, Indian Rupee and Singapore Dollar. In addition, certain of our accounts receivable are denominated in currencies other than the U.S. Dollar, principally the Euro, British Pound Sterling, and Japanese Yen. A 10% increase or decrease in the applicable currency exchange rates could result in an increase or decrease in our currency exchange (loss) gain of approximately $0.2 million, calculated based on our foreign currency-denominated accounts receivable as of December 31, 2020. We have in the past, and we may in the future, enter into contracts to minimize the foreign currency exchange risk with respect to significant foreign currency denominated accounts receivable balances. We continue to evaluate our foreign currency rate exposures and may take additional steps to mitigate these exposures.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements are submitted on pages F-1 through F-24 of this Annual Report on Form 10-K.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information Regarding Directors
Set forth below is information regarding our directors, including their ages as of March 26, 2021, the period during which they have served as a director, and certain information as to principal occupations and directorships held by them in corporations whose shares are publicly registered.
Kevin Rendino, age 54, was appointed to the Company's Board of Directors ("the Board") in March 2019 and has served as interim Chairman of Board of Directors since March 2020. Mr. Rendino is a financial services leader with three decades of Wall Street experience and expertise in capital markets, value investing and global equity markets. Mr. Rendino has served as Chairman, Chief Executive Officer and Portfolio Manager of 180 Degree Capital Corp. (TURN:NASDAQ) since March 2017 and as a member of its board of directors since June 2016, serving as a member of its compensation and audit committees until December 2016. From December 2012 to March 2017, Mr. Rendino served as Chairman and Chief Executive Officer of RGJ Capital. Prior to that, Mr. Rendino worked for over twenty years as a managing director and portfolio manager at BlackRock/Merrill Lynch, where he oversaw 11 funds and $13 billion in assets and served as a member of its leadership committee. Mr. Rendino has been a frequent contributor to CNBC, Bloomberg TV, Fox Business, The New York Times and The Wall Street Journal. Since November 2017, Mr. Rendino has served as a member of the board of directors of TheStreet, Inc. (TST:NASDAQ) and is a member of its audit committee. From May 2016 to March 2018, Mr. Rendino served on the board of directors of Rentech, Inc. and as a member of its compensation and audit committees. Mr. Rendino received a B.S. degree in finance from the Carroll School of Management at Boston College with magna cum laude honors. Synacor believes Mr. Rendino’s extensive experience in the financial services industry and as a Wall Street leader and shareholder advocate adds unique insights and shareholder perspective to the Board. Kevin is appointed the the Board in accordance with Synacor's agreement with 180 Degree Capital Corp., for further information please refer below to the section entitled "Agreement with 180 Degree Capital Corp."

Himesh Bhise, age 53, has been a member of the Board and Synacor’s President and Chief Executive Officer since August 2014. Mr. Bhise has led Synacor’s shift from a desktop search monetization business towards an advertising, media and software platforms business. From June 2012 until he joined Synacor, Mr. Bhise served as the Vice President of New Services & Platforms of the Comcast Cable unit of Comcast Corporation where he was responsible for incubating, launching and operating video, Internet and advertising growth businesses. From July 2010 to June 2012, Mr. Bhise was Managing Director at Activate, Inc., a strategy and technology consulting firm where he specialized in product development, marketing and partnering strategies to jumpstart growth. From June 2009 to June 2010, Mr. Bhise led products and growth strategy at Gerson Lehrman Group, Inc. From September 2005 to January 2009, Mr. Bhise was Vice President and general manager of the High Speed Internet business at Charter Communications, responsible for broadband, portal and multi-platform services. Before that, Mr. Bhise served as Vice President and General Manager of AOL Inc.’s mobile division from June 2003 to August 2005, and from 1996 to 2003 worked at McKinsey & Company in its telecom, mergers and acquisitions and marketing practices. Mr. Bhise received his M.B.A. from the Wharton School of the University of Pennsylvania. Synacor believes it is appropriate and desirable for Synacor’s Chief Executive Officer to serve on the Board, as it provides the Board with useful insights with respect to management and operations. Additionally, Mr. Bhise brings to the Board extensive experience as an operating executive in the broadband, multiscreen and mobile industries.

Andrew Kau, age 59, has been a member of the Board since December 2000. Prior to that period, Mr. Kau served as a director of MyPersonal.com, Inc., one of Synacor’s predecessor companies, from September 1999 until its acquisition by Chek, Inc. to form Synacor. Mr. Kau has been a managing director at Walden International since 1994. From 1992 to 1994, Mr. Kau was President of Chemical Technologies Ventures. Mr. Kau was a management consultant at Strategic Planning Associates, LLC from 1991 to 1992 and at Booz, Allen and Hamilton Inc. from 1985 to 1987. From 1983 to 1985, Mr. Kau was a research scientist at Systems Planning Corporation. Mr. Kau holds a Sc.B. in Electrical Engineering from Brown University and an M.B.A. from the University of Virginia. Synacor believes Mr. Kau’s lengthy experience as a venture capital investor enables him to bring significant technology knowledge to the Board, as well as relationships with key industry contacts and potential strategic partners. Additionally, Mr. Kau’s lengthy history on the Board enables him to provide essential leadership to the Board on corporate governance and operational matters.

Elisabeth B. (Lisa) Donohue, age 55, was appointed to the Board in May 2017. Ms. Donohue recently retired from Publicis Groupe, the world’s third largest communications company. Ms. Donohue’s 32 years of service to Publicis Groupe included her most recent role as the CEO of Publicis Spine, a data assets, technology and talent platform launched by Publicis Groupe in October 2017. In this role, Ms. Donohue was also a member of the Publicis Groupe Management Committee. From April 2016 to October 2017, Ms. Donohue served as Global Brand President of media communications agency Starcom Worldwide and member of the Publicis Media Global Executive Team. From 2009 through 2016, Ms. Donohue served as CEO of Starcom USA, where she drove Starcom’s industry-leading digital offering and built the agency’s data and analytics practice. Prior to that, Ms. Donohue served as President of MediaVest USA, overseeing all strategic planning and digital media services. Ms. Donohue also leads two non-profit boards – as President of the Board of Trustees of Milton Academy based in Milton, Massachusetts and as Board President of She Runs It based in New York City. Ms. Donohue graduated from Brown University with a B.A. in both Organizational Behavior & Management and Business Economics. Synacor believes Ms. Donohue’s career experience in the advertising industry provides a significant and valued perspective to the Board. Additionally, Ms. Donohue’s experience serving as a chief executive officer with financial oversight responsibilities is valuable to the Synacor audit committee.

Marwan Fawaz, age 58, has been a member of the Board since December 2011. Mr. Fawaz currently serves as an executive advisor to Google and Alphabet Inc., or Alphabet. From June 2016 to August 2018, Mr. Fawaz served as the CEO of Nest, a division of Alphabet. Prior to that he was the principal of Fawaz Consulting Services, and from June 2012 to May 2013, Mr. Fawaz served as Executive Vice President of Motorola Mobility LLC following its acquisition by Google, with responsibility for the Motorola Home Division. Prior to joining Motorola, Mr. Fawaz was a founder and partner at Sarepta Advisors, a technology consulting company based in Denver. From August 2006 through March 2011, Mr. Fawaz was an Executive Vice President and Chief Technology Officer at Charter Communications, where he served as an executive officer during the pendency of its Chapter 11 cases in 2009. From March 2003 until July 2006, Mr. Fawaz served as Senior Vice President and Chief Technical Officer for Adelphia Communications Corporation, or Adelphia. Adelphia filed a petition under Chapter 11 of the Bankruptcy Code in June 2002. From April 2002 to March 2003, he served as Investment Specialist/Technology Analyst for Vulcan, Inc. Mr. Fawaz served as Regional Vice President of Operations for the Northwest Region for Charter Communications from July 2001 to March 2002. From July 2000 to December 2000, he served as Chief Technology Officer for Infinity Broadband. He served as Vice President—Engineering and Operations at MediaOne, Inc. from January 1996 to June 2000. Mr. Fawaz currently serves on the board of directors of CSG Systems International, Inc. (CSGS:NASDAQ) where he serves on the nominating and governance committee. Mr. Fawaz received a B.S. degree in electrical engineering and a M.S. in telecom engineering from California State University—Long Beach. Synacor believes Mr. Fawaz’s significant experience as an executive at broadband service providers brings a valuable customer perspective to the Board and provides the Board with insight into how prospective and existing customers value Synacor’s product offering.

Michael J. Montgomery, age 65, has been a member of the Board since December 2011. Mr. Montgomery advises and invests in companies through his consulting firm, Montgomery Advisory LLC. Mr. Montgomery is also a lecturer at the UCLA Anderson School of Management, where he teaches a course focusing on the impact of technology on media. Mr. Montgomery served as president of Montgomery & Co., a media and technology investment banking firm, through June of 2013. Prior to joining the predecessor company to Montgomery & Co. in 1999, Mr. Montgomery was the chief executive officer at Sega GameWorks, a joint venture between Sega, Universal Studios and DreamWorks Studios. Before that, Mr. Montgomery was a senior executive at DreamWorks Studios from 1995 until 1997. Before joining DreamWorks Studios, Mr. Montgomery spent approximately eight years with The Walt Disney Company and its affiliates, where he held a number of senior positions including managing director and chief financial officer of EuroDisney and treasurer of The Walt Disney Company. He has previously served on the boards of directors of Corus Pharma and Pathogenesis, a public pharmaceutical company that was acquired by Chiron Corporation in 2000. Mr. Montgomery was also a board member of and chair of the audit committee for DreamWorks Animation (DWA: NASDAQ), sold in August 2016 to NBCUniversal, a division of Comcast Corporation. Mr. Montgomery received his M.B.A. from the Amos Tuck School at Dartmouth College, where he also received a B.A. degree as Rufus Choate Scholar with magna cum laude honors. Synacor believes Mr. Montgomery’s experience overseeing a media and technology investment banking business gives him a unique and valuable insight regarding the Internet and other emerging media businesses. Additionally, Synacor believes Mr. Montgomery’s prior operational and financial experience is valuable to our Board and his prior experience serving as the Chair of DreamWorks Animation’s audit committee is, likewise, valuable to the Audit Committee.

Information Regarding Our Executive Officers
The names of our current executive officers and certain information about each of them as of March 26, 2021 are set forth below:
Himesh Bhise, age 53, has been a member of the Board and Synacor’s President and Chief Executive Officer since August 2014. Mr. Bhise has led Synacor’s shift from a desktop search monetization business towards an advertising, media and software platforms business. From June 2012 until he joined Synacor, Mr. Bhise served as the Vice President of New Services & Platforms of the Comcast Cable unit of Comcast Corporation where he was responsible for incubating, launching and operating video, Internet and advertising growth businesses. From July 2010 to June 2012, Mr. Bhise was Managing Director at Activate, Inc., a strategy and technology consulting firm where he specialized in product development, marketing and partnering strategies to jumpstart growth. From June 2009 to June 2010, Mr. Bhise led products and growth strategy at Gerson Lehrman Group, Inc. From September 2005 to January 2009, Mr. Bhise was Vice President and general manager of the High Speed Internet business at Charter Communications, responsible for broadband, portal and multi-platform services. Before that, Mr. Bhise served as Vice President and General Manager of AOL Inc.’s mobile division from June 2003 to August 2005, and from 1996 to 2003 worked at McKinsey & Company in its telecom, mergers and acquisitions and marketing practices. Mr. Bhise received his M.B.A. from the Wharton School of the University of Pennsylvania.
Timothy J. Heasley, age 67, was appointed Synacor’s Chief Financial Officer in August 2018 after having joined Synacor in May 2018 as Senior Vice President of Finance. From 2017 to 2018, Mr. Heasley served as Chief Financial Officer of National Oak Distributors, a national wholesale distributor, where he played a key role in the acquisition of a regional competitor and was responsible for the company’s finance, human resources and IT functions. From 2015 to 2016, Mr. Heasley served as Chief Financial Officer of Motus Integrated Technologies, a global manufacturer for the automotive industry, where his finance and IT responsibilities included finance team recruitment and oversight of new finance and management systems. From 2012 to 2014, Mr. Heasley served as Senior Vice President and Chief Financial Officer of Kaydon Corporation (KDN:NYSE), a global manufacturer of specialty products for the industrial, military, aerospace, medical and energy markets. Prior to that, Mr. Heasley served in senior financial roles with Gibraltar Industries (ROCK:NYSE), MRC Industrial Group and SPS Technologies. Mr. Heasley has also served in progressive financial management positions with a diverse group of leading organizations, including Johnson Controls, TRW and the Carborundum Company. Mr. Heasley holds an M.B.A. and a B.S. in Accounting from the State University of New York at Buffalo and is a Certified Public Accountant (Ohio, inactive).
Steven M. Davi, age 57, has served as Synacor’s Executive Vice President, Technology since April 2018 after having served as Synacor’s Senior Vice President of Engineering since November 2012. Prior to joining Synacor, Mr. Davi worked at SeaChange International, Inc. (SEAC:NASDAQ), where he began employment as a software architect in 1997. Mr. Davi then progressed into several management and executive positions that culminated in his promotion to SeaChange’s Chief Technology Officer, responsible for overall software technology architecture and company strategy related to product design, system planning and industry standards. Earlier in his career, Mr. Davi held various software engineering positions at Banyan Systems Inc. and in Data General Corporation’s networking division. Mr. Davi focuses on the impact of management in agile at all levels of an organization and is the author of Executive Influence on Agile Development, a book in which he provides a practical guide of lessons learned implementing and overseeing agile transformation and development. Mr. Davi currently sits on the Worcester Polytechnic Institute Arts and Sciences Advisory Board. Mr. Davi holds a B.S. in Computer Science from Worcester Polytechnic Institute and an M.S. in Computer Science from Northeastern University.
Agreement with 180 Degree Capital Corp.
On March 1, 2019, Synacor entered into an agreement with 180 Degree Capital Corp. (“180 Degree”), the beneficial owner of approximately 7.7% of Synacor’s common stock as of March 26, 2021. Pursuant to the terms of this agreement, Kevin Rendino was appointed and elected to serve as a Class III director of Synacor (the “180 Degree Designee”). In addition, pursuant to the terms of the agreement, for as long as the 180 Degree Designee (or a replacement) is on the Board, Synacor agreed that it will recommend, support and solicit proxies for the election of the 180 Degree Designee in the same manner as the other directors recommended by the Board for election at the applicable annual meeting of stockholders for which the 180 Degree Designee (or a replacement) is up for re-election to the Board.

DELINQUENT SECTION 16(a) REPORTS
The members of the Board, Synacor’s executive officers and persons who hold more than 10% of Synacor’s outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of common stock and their transactions in Synacor common stock. Synacor believes that all requirements under Section 16(a) of the Exchange Act applicable to Synacor’s directors and executive officers were complied with by such persons during the last fiscal year, except that:
•Himesh Bhise filed a late Form 4 on July 29, 2020 to report shares withheld by the Company as payment for the tax liability incident to the vesting on January 1, 2020 and March 1, 2020 of restricted common stock awards;
•Timothy J. Heasley filed a late Form 4 on July 29, 2020 to report shares withheld by the Company as payment for the tax liability incident to the vesting on January 1, 2020 and March 1, 2020 of restricted common stock awards;
•Steven M. Davi filed a late Form 4 on July 29, 2020 to report shares withheld by the Company as payment for the tax liability incident to the vesting on January 1, 2020 and March 1, 2020 of restricted common stock awards;
In making this disclosure, Synacor has relied on written representations by or on behalf of its directors and executive officers and copies of reports filed.
Code of Business Conduct
The Board has adopted a code of business conduct. The code of business conduct applies to all of Synacor’s employees, officers and directors. The full text of Synacor’s code of business conduct is posted on Synacor’s website at http://www.synacor.com under the Investor Relations section. Synacor intends to disclose future amendments to certain provisions of Synacor’s code of business conduct, or waivers of these provisions, at the same location on Synacor’s website identified above and also in public filings.
Audit Committee and Audit Committee Financial Expert
The Audit Committee of the Board, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, oversees Synacor’s accounting practices, system of internal controls, audit processes and financial reporting processes. Among other things, the Audit Committee is responsible for reviewing Synacor’s disclosure controls and procedures and the adequacy and effectiveness of Synacor’s internal controls. It also discusses the scope and results of the audit with Synacor’s independent registered public accounting firm, reviews with Synacor’s management and Synacor’s independent registered public accounting firm Synacor’s interim and year-end operating results and, as appropriate, initiates inquiries into aspects of Synacor’s financial affairs. The Audit Committee has oversight for Synacor’s code of business conduct and is responsible for establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls, auditing matters, federal securities laws (including any rules or regulations thereunder), the disclosures Synacor is required to make to Synacor’s stockholders as a public company and any other securities matters related to Synacor’s code of business conduct, and for the confidential, anonymous submission by Synacor’s employees of concerns regarding questionable accounting, auditing or securities laws matters. In addition, the Audit Committee has sole and direct responsibility for the appointment, retention, compensation and oversight of the work of Synacor’s independent registered public accounting firm, including approving services and fee arrangements. The Audit Committee also is responsible for reviewing and approving all related party transactions in accordance with Synacor’s related party transactions approval policy.
The current members of the Audit Committee are Lisa Donohue, Michael Montgomery and Kevin Rendino, each of whom is independent for audit committee purposes under the rules and regulations of the SEC and the listing standards of Nasdaq. Mr. Montgomery currently chairs the Audit Committee. The Audit Committee met 4 times during the year ended December 31, 2020.
The Board has determined that Mr. Montgomery is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The designation does not impose on Mr. Montgomery any duties, obligations or liability that are greater than are generally imposed on him as member of the Audit Committee and the Board.

ITEM 11.    EXECUTIVE COMPENSATION
Executive Compensation
As we were a “smaller reporting company” during 2020, we are not required to include a Compensation Discussion and Analysis section in our Annual Report on Form 10-K and have elected to comply with the reduced disclosure requirements applicable to smaller reporting companies.
Summary Compensation Table
The following table provides information concerning the compensation paid to our “principal executive officer” and our next two most highly compensated executive officers during our 2020 and 2019 fiscal years. We refer to these individuals as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)		Total ($)
Himesh Bhise President & Chief Executive Officer	2020	467,228	—	273,000	(3)	—		226,810	—		967,038
	2019	453,619	—	365,775	(4)	—		369,942	—		1,189,336

Timothy J. Heasley Chief Financial Officer	2020	313,136	—	154,999	(5)	—		106,531	—		574,666
	2019	304,374	—	177,789	(6)	25,658	(7)	77,377	—		585,198

Steven M. Davi Executive Vice President, Technology	2020	354,747	—	124,001	(8)	—		120,545	1,354	(10)	600,647
	2019	344,414	—	143,992	(9)	—		140,552	2,800	(10)	631,758

Notes:
(1)
Represents the aggregate grant date fair value of option awards and stock awards granted to the officer in the applicable fiscal year computed in accordance with FASB ASC Topic 718. See Note 11, Stock-Based Compensation, of the Notes to the Consolidated Financial Statements, for a discussion of the assumptions made by us in determining the grant date fair value of our equity awards.

	(2)	Represents amounts paid pursuant to our annual cash incentive program in the fiscal year following the year in which services were provided.
(3)
Represents the sum of (i) $112,500, the aggregate grant date fair value of a restricted tock unit ("RSU") award granted on July 28, 2020 covering 93,361 shares of Synacor common stock, vesting semi-annually over three years of continuous service by the executive following the grant date, (ii) $48,000, the aggregate grant date fair value of a RSU award granted on August 4, 2020 covering 40,000 shares of Synacor common stock, vesting semi-annually over three years of continuous service by the executive following the grant date, and (iii) $112,500, the aggregate grant date fair value of a performance stock unit award granted on July 28, 2020 covering 93,361 shares of Synacor common stock, 25% of which vests each year following Synacor’s achievement of certain financial performance targets. With respect to the performance stock unit award, the grant date fair value is based on the probable outcome of the conditions as of such grant date. The maximum grant date fair value of such award, assuming the highest level of performance conditions will be achieved, is $168,750.

(4)
Represents the sum of (i) $140,776, the aggregate grant date fair value of a RSU award granted on February 24, 2019 covering 80,000 shares of Synacor common stock, vesting semi-annually over three years of continuous service by the executive following the grant date, (ii) $112,499, the aggregate grant date fair value of a RSU award granted on August 9, 2019 covering 82,720 shares of Synacor common stock, vesting semi-annually over three years of continuous service by the executive beginning August 1, 2019, and (iii) $112,499, the aggregate grant date fair value of a performance stock unit award granted on August 9, 2019 covering 82,720 shares of Synacor common stock, 25% of which vests each year following Synacor’s achievement of certain financial performance targets. With respect to the performance stock unit award, the grant date fair value is based on the probable outcome of the conditions as of such grant date. The maximum grant date fair value of such award, assuming the highest level of performance conditions will be achieved, is $168,749.

(5)
Represents the sum of (i) $62,500, the aggregate grant date fair value of a RSU award granted on July 28, 2020 covering 51,867 shares of Synacor common stock, vesting semi-annually over three years of continuous service by the executive following the grant date, (ii) $30,000, the aggregate grant date fair value of a RSU award granted on August 4, 2020 covering 25,000 shares of Synacor common stock, vesting semi-annually over three years of continuous service by the executive following the grant date, and (iii) $62,500, the aggregate grant date fair value of a performance stock unit award granted on July 28, 2020 covering 51,867 shares of Synacor common stock, 25% of which vests each year following Synacor’s achievement of certain financial performance targets. With respect to the performance stock unit award, the grant date fair value is based on the probable outcome of the conditions as of such grant date. The maximum grant date fair value of such award, assuming the highest level of performance conditions will be achieved, is $93,750.

(6)
Represents the sum of (i) $52,791, the aggregate grant date fair value of a RSU award granted on February 24, 2019 covering 30,000 shares of Synacor common stock, vesting semi-annually over three years of continuous service by the executive following the grant date, (ii) $62,499, the aggregate grant date fair value of a RSU award granted on August 9, 2019 covering 45,955 shares of Synacor common stock, vesting semi-annually over three years of continuous service by the executive beginning August 1, 2019, and (iii) $62,499, the aggregate grant date fair value of a performance stock unit award granted on August 9, 2019 covering 45,955 shares of Synacor common stock, 25% of which vests each year following Synacor’s achievement of certain financial performance targets. With respect to the performance stock unit award, the grant date fair value is based on the probable outcome of the conditions as of such grant date. The maximum grant date fair value of such award, assuming the highest level of performance conditions will be achieved, is $93,748.

(7)
Represents the aggregate grant date fair value of an option to purchase 25,000 shares of Synacor common stock granted on February 24, 2019, vesting over four years of continuous service beginning May 22, 2018, with 25% vesting upon completion of 12 months of service and the remainder in 36 substantially equal monthly installments thereafter.

(8)
Represents the sum of (i) $50,000, the aggregate grant date fair value of a RSU award granted on July 28, 2020 covering 41,494 shares of Synacor common stock, vesting semi-annually over three years of continuous service by the executive following the grant date, (ii) $24,000, the aggregate grant date fair value of a RSU award granted on August 4, 2020 covering 20,000 shares of Synacor common stock, vesting semi-annually over three years of continuous service by the executive following the grant date, and (iii) $50,000, the aggregate grant date fair value of a performance stock unit award granted on July 28, 2020 covering 41,494 shares of Synacor common stock, 25% of which vests each year following Synacor’s achievement of certain financial performance targets. With respect to the performance stock unit award, the grant date fair value is based on the probable outcome of the conditions as of such grant date. The maximum grant date fair value of such award, assuming the highest level of performance conditions will be achieved, is $75,000.

(9)
Represents the sum of (i) $43,993, the aggregate grant date fair value of a RSU award granted on February 24, 2019 covering 25,000 shares of Synacor common stock, vesting semi-annually over three years of continuous service by the executive following the grant date, (ii) $49,999, the aggregate grant date fair value of a RSU award granted on August 9, 2019 covering 36,764 shares of Synacor common stock, vesting semi-annually over three years of continuous service by the executive beginning August 1, 2019, and (iii) $49,999, the aggregate grant date fair value of a performance stock unit award granted on August 9, 2019 covering 36,764 shares of Synacor common stock, 25% of which vests each year following Synacor’s achievement of certain financial performance targets. With respect to the performance stock unit award, the grant date fair value is based on the probable outcome of the conditions as of such conditions will be achieved, is $74,999.

(10)	Represents our matching contribution of 25% of Mr. Davi’s contribution to his 401(k) plan account.

Narrative Disclosure to Summary Compensation Table
Our executive compensation program consists of four components:
•Base salary,
•Annual cash incentive bonuses,
•Long-term incentive compensation and performance-based compensation in the form of stock options, RSUs and performance stock units (PSUs); and
•Certain employment termination- and change of control-related benefits.

Base Salaries. Based on the recommendations of the Compensation Committee the Board has established base salaries for its chief executive officer and other named executive officers based upon historical company compensation practices, the officer’s position, the scope of the officer’s responsibilities within the position, and general survey information about the market compensation for that position. Base salaries are reviewed annually and adjusted as and when the Board, based on the recommendations of the Compensation Committee, determines appropriate. Salary adjustments have been, and Synacor expects will continue to be, determined by the Board or its Compensation Committee in its discretion, based on competitive conditions, individual performance, Synacor’s overall financial and business performance, changes in job duties and responsibilities, and Synacor’s overall budget for base salary increases. In March 2020, Synacor increased Mr. Bhise’s annual base salary from $455,832 to $469,507, Mr. Heasley’s annual base salary from $305,498 to $314,664, and Mr. Davi’s annual base salary from $346,094 to $356,477, in each case on a merit basis.
Annual Cash Incentive Bonuses. Synacor’s annual cash incentive bonus program for executive officers is designed to drive toward achievement of Synacor’s annual objectives and reward individual performance in connection with achievement of those shorter-term objectives. Each year, the Compensation Committee of the Board establishes certain financial and corporate performance objectives, which it later evaluates in light of full-year performance in determining the amount of bonus payments for Synacor’s executive officers. Each named executive officer has a target bonus opportunity expressed as a percentage of his base salary as in effect at the end of the fiscal year. For fiscal year 2020, the bonus targets for Synacor’s named executive officers were as follows: Mr. Bhise, 100% and Messrs. Heasley and Davi, 50%. The bonus program provides an opportunity for greater-than-target payout upon overachievement, as determined by the Compensation Committee in its discretion, up to a maximum of two times the officer’s target bonus amount.
Under Synacor’s bonus program, 75% of the target bonus for executive officers is based on revenue and adjusted EBITDA goals (with each having equal weight), and 25% is based on certain non-financial corporate objectives. The Board has not established a specific weighting with respect to these non-financial corporate objectives; rather, it reviews achievement of all such objectives and exercises its judgment to assign an aggregate achievement percentage with respect to this portion of Synacor’s annual cash incentive bonus. In 2020, based on achievement relative to revenue and adjusted EBITDA, Synacor’s financial performance and each named officer’s individual performance, Synacor’s named executive officers received bonuses as set forth under the column “Non-Equity Incentive Plan Compensation” in the “Summary Compensation Table” above.
Long-Term Incentive Compensation. Synacor’s equity incentive plans were established to provide its employees, including Synacor’s executive officers, with incentives to support Synacor’s long-term success and growth. Synacor’s long-term equity incentive compensation has historically been awarded in the form of options to acquire shares of Synacor common stock. From time to time the Compensation Committee of the Board also considers other forms of equity awards, such as restricted stock or RSUs.
A Synacor executive officer typically receives a significant stock option grant in the year he or she commences employment at the first Compensation Committee meeting following the executive’s date of hire. The vesting commencement date applicable to options granted to new hires or as part of a promotion award is typically the first day of the month following the month in which the executive commences employment or is promoted, as applicable. Thereafter, Synacor executives are eligible for option grants under Synacor’s annual refresh program. Under Synacor’s annual refresh program, up to 50% of the shares added annually to Synacor’s Amended and Restated 2012 Equity Incentive Plan are earmarked for awards to existing employees, and issued as options awards to employees in good standing on a pro-rata basis based on their base salaries. For options granted to current employees, the vesting commencement date is typically the first day of the month following the month in which the grant is made. Synacor does not have any policy or practice with regard to granting options or equity awards in relation to the release of corporate information.

The Compensation Committee proposed granting a mix of RSU awards and PSU awards to Synacor’s senior management, including its named executive officers, to bring aggregate long-term incentive compensation amounts in line with more competitive ranges, and on July 28, 2020, Mr. Bhise was awarded RSUs covering 93,361 shares of Synacor common stock, Mr. Heasley was awarded RSUs covering 51,867 shares of Synacor common stock and Mr. Davi was awarded RSUs covering 41,494 shares of Synacor common stock. The awards vest semi-annually over three years of continuous service by the executive after July 28, 2020. The RSUs may vest on an accelerated basis upon certain terminations of employment if Synacor undergoes a change of control, as further described in the section titled “Employment Agreements and Potential Payments upon Termination or Change of Control” below.
Additionally, on July 28, 2020, Mr. Bhise received PSUs covering 93,361 shares of Synacor common stock, Mr. Heasley received PSUs covering 51,867 shares of Synacor common stock and Mr. Davi received PSUs covering 41,494 shares of Synacor common stock. 25% of the PSUs vest in each of four performance periods – fiscal years 2020, 2021, 2022 and 2023—contingent upon Synacor’s achievement of certain financial performance targets. The actual number of PSUs that vest is based on the relative achievement of Synacor’s revenue, adjusted EBITDA and stock price goals for each performance period. The number of shares earned can range from 0% to 150% of the target award for each performance period. Vesting of the PSUs allocated to each performance period is subject to achievement of Synacor’s revenue and adjusted EBITDA goals for such performance period. In addition, in order to achieve maximum performance level as indicated below, the closing stock price per share on the last trading day of the applicable performance period must be higher than the closing stock price per share on the date the PSUs were granted. Performance period goals for revenue and adjusted EBITDA are set based upon published guidance for the performance period as follows:
Threshold revenue goal:         —         low end of published guidance
Target revenue goal:         —         median of published guidance
Maximum revenue goal:         —         10% (revenue) and 20% (EBITDA) above median of published guidance
The number of shares earned for each performance are then determined based upon goal achievement as follows:

Performance Level	Performance	Vesting Percentage
Maximum	maximum revenue/adjusted EBITDA	150%
Target	target revenue/adjusted EBITDA but < maximum revenue/adjusted EBITDA	100%
Threshold	threshold revenue/adjusted EBITDA but < target revenue/adjusted EBITDA	50%
Below Threshold	threshold revenue/adjusted EBITDA	—%

Outstanding Equity Awards at Fiscal Year-End
The following table provides information concerning each unexercised option, unvested RSU award and unvested or unearned PSUs award held by Synacor’s named executive officers as of December 31, 2020.

			Option Awards (1)				Stock Awards (2)
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Vested (3)	Number of Securities Underlying Unexercised Options (#) Unvested	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (4)	Market Value of Shares or Units of Stock That Have Not Vested ($) (5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (7)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (6)

Himesh Bhise	8/4/2014	8/4/2014	2,001,338	—	2.38		8/4/2024	—	—	—	—
Himesh Bhise	2/12/2015	3/1/2015	10,100	—	2.13		2/12/2025	—	—	—	—
Himesh Bhise	2/12/2016	3/1/2016	6,900	—	1.62		2/12/2026	—	—	—	—
Himesh Bhise	2/16/2017	3/1/2017	210,937	13,063	3.15		2/16/2027	—	—	—	—
Himesh Bhise	2/16/2017	3/1/2017	6,656	444	3.15		2/16/2027	—	—	—	—
Himesh Bhise	3/1/2018	3/1/2018	4,400	2,000	2.00		3/1/2028	—	—	—	—
Himesh Bhise	2/24/2019	2/24/2019	—	—	—		—	40,016	54,422	—	—
Himesh Bhise	8/9/2019	7/1/2019	—	—	—		—	55,158	75,015	—	—
Himesh Bhise	8/9/2019	n/a	—	—	—		—	—	—	62,040	42,187
Himesh Bhise	7/28/2020	7/1/2020	—	—	—		—	93,361	126,971	—	—
Himesh Bhise	7/28/2020	n/a	—	—	—		—	—	—	93,362	63,486
Himesh Bhise	8/4/2020	8/4/2020	—	—	—		—	40,000	54,400	—	—

Timothy J. Heasley	8/13/2018	5/22/2018	113,020	61,980	2.25		8/12/2028	—	—	—	—
Timothy J. Heasley	2/24/2019	5/22/2018	16,145	8,855	1.76		2/24/2029	—	—	—	—
Timothy J. Heasley	2/24/2019	2/24/2019	—	—	—		—	15,006	20,408	—	—
Timothy J. Heasley	8/9/2019	7/1/2019	—	—	—		—	30,643	41,674	—	—
Timothy J. Heasley	8/9/2019	n/a	—	—	—		—	—	—	34,467	23,438
Timothy J. Heasley	7/28/2020	7/1/2020	—	—	—		—	51,867	70,539	—	—
Timothy J. Heasley	7/28/2020	n/a	—	—	—		—	—	—	51,867	35,270
Timothy J. Heasley	8/4/2020	8/4/2020	—	—	—		—	25,000	34,000	—	—

Steven M. Davi	12/18/2012	12/1/2012	100,000	—	2.38	(8)	12/18/2022	—	—	—	—
Steven M. Davi	2/12/2015	3/1/2015	50,000	—	2.13		2/12/2025	—	—	—	—
Steven M. Davi	2/12/2015	3/1/2015	7,600	—	2.13		2/12/2025	—	—	—	—
Steven M. Davi	10/28/2015	11/1/2015	25,000	—	1.37		10/28/2025	—	—	—	—
Steven M. Davi	2/12/2016	3/1/2016	5300	0	1.62		2/12/2026	—	—	—	—
Steven M. Davi	2/16/2017	3/1/2017	5062	338	3.15		2/16/2027	—	—	—	—
Steven M. Davi	3/1/2018	3/1/2018	3368	1532	2		3/1/2028	—	—	—	—
Steven M. Davi	4/26/2018	4/1/2018	22604	12396	1.75		4/26/2028	—	—	—	—
Steven M. Davi	2/24/2019	2/24/2019	—	—	—		—	12,505	17,007	—	—
Steven M. Davi	8/9/2019	7/1/2019	—	—	—		—	24,515	33,340	—	—
Steven M. Davi	8/9/2019	n/a	—	—	—		—	—	—	27,574	18,750
Steven M. Davi	7/28/2020	7/1/2020	—	—	—		—	41,494	56,432	—	—
Steven M. Davi	7/28/2020	n/a	—	—	—		—	—	—	41,494	28,216
Steven M. Davi	8/4/2020	8/4/2020	—	—	—		—	20,000	27,200	—	—

Notes:
(1)
Options granted to Synacor’s named executive officers are generally immediately exercisable with respect to all of the option shares (whether vested or unvested), subject to Synacor’s repurchase right in the event that the executive’s service terminates before vesting in such shares. For information regarding the vesting acceleration provisions applicable to the options held by Synacor’s named executive officers, please see the section titled “Employment Agreements and Potential Payments upon Termination or Change of Control ” below.

(2)
For information regarding the vesting acceleration provisions applicable to the RSUs and PSUs held by Synacor’s named executive officers, please see the section titled “Employment Agreements and Potential Payments upon Termination or Change of Control ” below.

(3)
The options in this column are immediately exercisable for all shares. The shares underlying the option vest over 4 years of service after the Vesting Commencement Date, with 25% vesting upon completion of 12 months of service and in 36 equal monthly installments thereafter.

(4)
The time-based requirement of the RSUs will be satisfied in six equal semi-annual installments after the Vesting Commencement Date, subject to the executive’s continuous service through each such vesting date.

(5)
The market value of stock reported in this column is computed by multiplying the closing market price of Synacor common stock at the end of fiscal year 2020 ($1.36 per share) by the number of shares or units of stock.

(6)
The market value of equity incentive plan awards of stock reported in this column is computed by multiplying the closing market price of Synacor common stock at the end of fiscal year 2020 ($1.36 per share) by the amount of the equity incentive plan award, based on achieving threshold performance goals (50%).

(7)
The PSUs vest over a period of four years contingent upon Synacor’s achievement of certain financial performance targets. For additional detail, please see the section titled “Narrative Disclosure to Summary Compensation Table – Long-Term Incentive Compensation” above.

(8)
The option was granted with an exercise price of $5.82 per share. The option was amended to reset the exercise price to $2.38 per share pursuant to an option repricing program for non-executive officers approved by our Board of Directors in July 2014.

Employment Agreements and Potential Payments upon Termination or Change of Control
Synacor has entered into letter agreements with each of its named executive officers that provide severance benefits in certain circumstances, including in connection with a change of control. The Board believes that it is appropriate to provide such benefits to Synacor’s named executive officers in order to keep them focused on achieving corporate objectives in the context of at-will employment and the possibility of significant corporate events that could disrupt Synacor’s employment relationships with its executive officers.
A summary of the material terms of the employment agreements and offer letters with Synacor’s named executive officers, as well as other arrangements providing benefits in connection with such officers’ termination of employment or in connection with a Synacor change of control, is below.
Himesh Bhise
The Company entered into an employment letter agreement with Mr. Bhise in July 2014. The agreement provides Mr. Bhise with severance protection in specified circumstances. If the Company terminates Mr. Bhise’s employment without “cause” or if Mr. Bhise terminates his employment with the Company for “good reason” and Mr. Bhise signs a release of claims against the Company in the form specified in the employment letter agreement, returns all Company property in his possession, and resigns as a member of the Board and the board of directors of any subsidiary of the Company on which he serves, then Mr. Bhise will be entitled to the following severance: (i) continued payment of his then-annual base salary for 12 months, (ii) payment of any earned but unpaid bonus for the year prior to termination and (iii) payment of the monthly premium for continued group health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for Mr. Bhise and his dependents for 12 months. In addition, if such termination of employment occurs within 12 months following a “change of control,” then the Company will also pay Mr. Bhise an amount equal to his annual target bonus for the year in which the termination occurs, payable in installments in accordance with the Company’s standard payroll procedures over a 12-month period.

For the purposes of the employment letter agreement between the Company and Mr. Bhise, the following terms have the following meanings:
•The term “cause” generally means (a) unauthorized use or disclosure of the Company’s confidential information or trade secrets, which use or disclosure causes material harm to the Company, (b) material breach of the employment letter agreement or the Proprietary Information and Inventions Agreement between Mr. Bhise and the Company, (c) material failure to comply with the Company’s material written policies or rules, (d) conviction of, or plea of “guilty” or “no contest” to, a felony under the laws of the United States or any state, or (e) gross negligence or willful misconduct in the performance of duties, provided that, in the case of clauses (c) or (e), (1) the Company has given written notice of the facts and circumstances as the basis for a termination for “cause” within 30 days following the Company’s knowledge of such facts and circumstances, (2) Mr. Bhise does not remedy the circumstances constituting “cause” within 10 business days after receipt of such notice to cure, and (3) the Company terminates Mr. Bhise within 120 days following its knowledge of such facts and circumstances.
•The term “good reason” generally means the occurrence of any of the following, without Mr. Bhise’s consent (a) a material diminution in his duties, authority, responsibilities or title (which shall include for the avoidance of doubt, serving as a member of the Board or reporting directly to the Board), (b) a reduction in his then current salary or bonus target percentage, (c) the Company’s material breach of the employment letter agreement, (d) the requirement that he relocate his family and primary residence or (e) the Company provides a notice of non-renewal of the then-current term; provided that (1) he has given written notice to the Company of the facts and circumstances as the basis for a resignation for “good reason” within 30 days following his knowledge of such facts and circumstances, (2) the Company does not remedy the circumstances constituting “good reason” within 30 business days after receipt of such notice to cure, which cure in the event that it relates to subsection (b) shall include a retroactive adjustment in compensation, and (3) he resigns within 120 days following his knowledge of such facts and circumstances.
•The term “change of control” generally means (a) the consummation of any merger or consolidation of the Company with or into another corporation other than a merger or consolidation in which the holders of more than 50% of the shares of capital stock of the Company outstanding immediately prior to such transaction continue to hold (either by the voting securities remaining outstanding or by their being converted into voting securities of the Company, or such surviving entity) more than 50% of the total voting power represented by the voting securities of the Company, or such surviving entity, outstanding immediately after such transaction; (b) the sale, transfer or other disposition of all or substantially all of the Company’s assets; (c) a change in the composition of the Board, as a result of which fewer than 50% of the incumbent directors are directors who either: (i) had been directors of the Company on the date 24 months prior to the date of such change in the composition of the Board (the “Original Directors”); or (ii) were appointed to the Board, or nominated for election to the Board, with the affirmative votes of at least a majority of the aggregate of (1) the Original Directors who were in office at the time of their appointment or nomination and (2) the directors whose appointment or nomination was previously approved in a manner consistent with this clause (ii); or (d) any transaction as a result of which any person is the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing at least 50% of the total voting power represented by the Company’s then outstanding voting securities.

Timothy J. Heasley
The Company entered into an employment letter agreement with Mr. Heasley in August 2018 in connection with his promotion to Chief Financial Officer. The agreement provides Mr. Heasley with severance protection in specified circumstances. If the Company terminates Mr. Heasley’s employment without “cause” or if Mr. Heasley terminates his employment with the Company for “good reason” and Mr. Heasley signs a release of claims against the Company and returns any Company property in his possession, then Mr. Heasley will be entitled to the following severance: (i) continued payment of his then-annual base salary for 12 months and (ii) payment of the monthly premium for continued group health insurance coverage under COBRA for Mr. Heasley and his dependents until the earliest to occur of (a) the end of the salary continuation period, (b) the expiration of his continuation coverage or (c) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment other than self-employment. If the Company determines that the COBRA coverage subsidy would violate, or cause the Company to incur additional expense as a result of noncompliance with, applicable law, then Mr. Heasley will be entitled instead to receive a monthly payment equal to the monthly COBRA premium plus a gross-up payment for applicable taxes. In addition, if such termination of employment occurs within 12 months following a “change of control,” then the Company will also pay Mr. Heasley an amount equal to his annual target bonus for the year in which the termination occurs, payable in installments in accordance with the Company’s standard payroll procedures over a 12-month period.

For the purposes of the employment letter agreement between the Company and Mr. Heasley, the following terms have the following meanings:

•The term “cause” generally means (a) unauthorized use or disclosure of the Company’s confidential information or trade secrets, which use or disclosure causes material harm to the Company, (b) material breach of the employment letter agreement or the Proprietary Information and Inventions Agreement between Mr. Heasley and the Company, (c) material failure to comply with the Company’s material written policies or rules, (d) conviction of, or plea of “guilty” or “no contest” to, a felony under the laws of the United States or any state, or (e) gross negligence or willful misconduct.
•The term “good reason” generally means the occurrence of any of the following, without Mr. Heasley’s consent (a) a material diminution in his duties, authority, responsibilities or title or a change in his reporting relationship as a result of which he is no longer reporting to the Company’s Chief Executive Officer, (b) a reduction in his then current salary or bonus target opportunity percentage, (c) the Company’s material breach of the employment letter agreement, or (d) the relocation of his principal place of employment to a location which is more than 50 miles from its current location; provided that (1) he has given written notice to the Company of the facts and circumstances that form the basis for a resignation for “good reason” within 30 days following his knowledge of such facts and circumstances, (2) the Company does not remedy the circumstances constituting “good reason” within 30 business days after receipt of such notice to cure, which cure in the event that it relates to subsection (b) shall include a retroactive adjustment in compensation, and (3) he resigns within 120 days following his knowledge of such facts and circumstances.
•The term “change of control” generally means (a) the consummation of any merger or consolidation of the Company with or into another corporation other than a merger or consolidation in which the holders of more than 50% of the shares of capital stock of the Company outstanding immediately prior to such transaction continue to hold (either by the voting securities remaining outstanding or by their being converted into voting securities of the Company, or such surviving entity) more than 50% of the total voting power represented by the voting securities of the Company, or such surviving entity, outstanding immediately after such transaction; (b) the sale, transfer or other disposition of all or substantially all of the Company’s assets; (c) a change in the composition of the Board, as a result of which fewer than 50% of the incumbent directors are directors who either: (i) had been an Original Director; or (ii) were appointed to the Board, or nominated for election to the Board, with the affirmative votes of at least a majority of the aggregate of (1) the Original Directors who were in office at the time of their appointment or nomination and (2) the directors whose appointment or nomination was previously approved in a manner consistent with this clause (ii); or (d) any transaction as a result of which any person is the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing at least 50% of the total voting power represented by the Company’s then outstanding voting securities.

Steven M. Davi
The Company entered into an employment letter agreement with Mr. Davi in October 2012, as amended by a letter agreement in September 2013 and as further amended by a letter agreement in April 2018. The agreement provides Mr. Davi with severance protection if the Company terminates Mr. Davi’s employment because of a requirement for his position to be relocated to Buffalo, NY, provided Mr. Davi signs a release of claims against the Company. The Company also entered into a change of control severance agreement with Mr. Davi that became effective in October 2012. Under this agreement, if Mr. Davi is subject to an “involuntary termination” in connection with or within 12 months following the Company’s “change of control,” he will receive severance equal to 12 months of his then-current base salary plus his then-annual target bonus amount, payable over a 12-month period. In addition, the Company will pay the monthly premium under COBRA for Mr. Davi and his dependents for 12 months, and the vested portion of Mr. Davi’s Company stock options for shares of the Company's common stock or other Company equity will be determined by adding 12 months to his actual service. All such benefits are contingent on Mr. Davi signing a general release of all claims against the Company, returning all Company property in his possession, and resigning as a member of the board of directors of any subsidiary of the Company on which he serves. Additionally, under the terms of his change of control severance agreement, for a period of 12 months following any involuntary termination in connection with or within 12 months following a change of control, Mr. Davi is prohibited from directly or indirectly engaging in activity that competes or is reasonably likely to compete with the business that the Company conducts, or demonstrably anticipates conducting, at any time during Mr. Davi’s employment with the Company.

For the purposes of the employment letter agreement and the change of control severance agreement between the Company and Mr. Davi, the following terms have the following meanings:

•The term “involuntary termination” generally means the termination of Mr. Davi’s service to the Company under the following circumstances: (i) termination without “cause” by the Company; or (ii) voluntary termination by him within 60 days following (A) a material reduction in his job responsibilities, provided that neither a mere change in title alone nor reassignment following a “change of control” to a position that is substantially similar to the position held prior to the “change of control” will constitute a material reduction in job responsibilities; (B) relocation by the Company of his work site to a facility or location more than 50 miles from his principal work site for the Company at the time of the “change of control”; or (C) a reduction in his then-current base salary by at least 10%, provided that an across-the-board reduction in the salary level of all other employees in positions similar to his by the same percentage amount as part of a general salary level reduction shall not constitute such a salary reduction. Prior to a voluntary termination, Mr. Davi must provide the Company with written notice within 15 days of the initial existence of the event or condition described in clauses (A), (B) or (C) and the Company will have 30 days after its receipt of such written notice to cure (A), (B) or (C).
•The term “cause” generally means (i) willful failure substantially to perform his duties and responsibilities to the Company or deliberate violation of a Company policy; (ii) commission of any act of fraud, embezzlement, dishonesty or any other willful misconduct that has caused or is reasonably expected to result in material injury to the Company; (iii) unauthorized use or disclosure of any proprietary information or trade secrets of the Company or any other party to whom he owes an obligation of nondisclosure as a result of his relationship with the Company; or (iv) willful breach of any of his obligations under any written agreement or covenant with the Company.

•The term “change of control” generally means (a) the consummation of any merger or consolidation of the Company with or into another corporation other than a merger or consolidation in which the holders of more than 50% of the shares of capital stock of the Company outstanding immediately prior to such transaction continue to hold (either by the voting securities remaining outstanding or by their being converted into voting securities of the surviving entity) more than 50% of the total voting power represented by the voting securities of the Company, or such surviving entity, outstanding immediately after such transaction; (b) the sale, transfer or other disposition of all or substantially all of the Company’s assets; (c) a change in the composition of the Board, as a result of which fewer than 50% of the incumbent directors are directors who either: (i) had been an Original Director; or (ii) were appointed to the Board, or nominated for election to the Board, with the affirmative votes of at least a majority of the aggregate of (1) the Original Directors who were in office at the time of their appointment or nomination and (2) the directors whose appointment or nomination was previously approved in a manner consistent with this clause (2); or (iv) any transaction as a result of which any person is the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing at least 50% of the total voting power represented by the Company’s then outstanding voting securities.
Compensation of Directors
Our non-employee directors received the following amounts for Board and committee service during 2020:
•Each director receives an annual award of restricted stock units, or RSUs, having a value of $40,000, which vests quarterly over one year.
•Each director receives an award of RSUs having a value of $50,000, which vests quarterly over three years.
•In lieu of cash retainers for committee service, committee members receive an annual award of RSUs having a value equal to:
◦Non-employee chairman of the Board: $35,000;
◦Audit committee member: $7,500;
◦Audit committee chair: $15,000;
◦Compensation committee member: $6,500;
◦Compensation committee chair: $12,500;
◦Nominating and corporate governance committee member: $3,500;
◦Nominating and corporate governance committee chair: $7,500;
◦Strategy committee member: $7,000; and
◦Strategy committee chair: $14,000.
Under the equity compensation portion of Synacor’s non-employee director compensation program, newly-elected non-employee directors received an initial stock option grant of up to 50,000 shares, to be granted at the first Board meeting occurring on or following such director’s initial election to the Board. Each non-employee director who was re-elected to the Board received a stock option grant of up to 30,000 shares, to be granted at the first board meeting occurring on or following such director’s re-election to the Board, and an annual stock option grant of up to 15,000 shares granted at the time of Synacor’s annual stockholders’ meeting in each of the following two years if he or she continued to serve on the Board. All such options vest over four years of service, with 25% vesting after completion of one year of service and the remainder vesting monthly over an additional three years of service. In addition, in the event of Synacor’s change of control or the director’s death, disability or retirement at or after age 65, any unvested option shares will fully vest.
The following table sets forth the total compensation earned by each person who served as a director during the fiscal year ended December 31, 2020, other than a director who also served as an executive officer.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)		Option Awards ($)	Total ($)
Elisabeth B. Donohue	—	103,757	(3)	—	103,757
Marwan Fawaz	—	103,508	(4)	—	103,508
Andrew Kau	—	102,008	(5)	—	102,008
Michael J. Montgomery	—	122,509	(6)	—	122,509
Kevin Rendino	—	107,133	(7)	—	107,133
Gary L. Ginsberg	—	13,125	(8)	—	13,125
Scott Murphy	—	13,626	(9)	—	13,626

Notes:
(1)
Represents the aggregate grant date fair value of option awards and stock awards granted to the officer in the applicable fiscal year computed in accordance with FASB ASC Topic 718. See Note 11, Stock-Based Compensation, of the Notes to the Consolidated Financial Statements, for a discussion of the assumptions made by us in determining the grant date fair value of our equity awards.

	(2)	As of December 31, 2020, the above-listed directors held RSUs covering shares of Synacor’s common stock: Elisabeth B. Donohue (49,690), Marwan Fawaz (52,646), Andrew Kau (51,561), Michael J. Montgomery (71,344), Kevin Rendino (55,064), Gary L. Ginsberg (30,162), and Scott Murphy (31,312).
(3)
Ms. Donohue was granted 10,796 RSUs on February 27, 2020 that vest on April 1, 2020; 8,248 RSUs on April 29, 2020 that vest on July 1, 2020; 14,152 RSUs on September 8, 2020 that vest on October 1, 2020; and 10,951 RSUs on October 27, 2020 that vested on January 1, 2021 in accordance with the non-employee director compensation program set forth above, for services to be performed in 2020. Ms. Donohue was granted 47,170 RSUs on September 8, 2020 that vest in six equal semi-annual installments beginning September 8, 2020 for continuous service through each such vesting date.

(4)
Mr. Fawaz was granted 12,160 RSUs on February 27, 2020 that vested on April 1, 2020; 9,290 RSUs on April 29, 2020 that vested on July 1, 2020; 12,619 RSUs on September 8, 2020 that vested on October 1, 2020; and 9,765 RSUs on October 27, 2020 that vested on January 1, 2021 in accordance with the non-employee director compensation program set forth above, for services to be performed in 2020. Mr. Fawaz was granted 47,170 RSUs on September 8, 2020 that vest in six equal semi-annual installments beginning September 8, 2020 for continuous service through each such vesting date.

(5)
Mr. Kau was granted 11,365 RSUs on February 27, 2020 that vested on April 1, 2020; 8,682 RSUs on April 29, 2020 that vested on July 1, 2020; 14,152 RSUs on September 8, 2020 that vested on October 1, 2020; and 9,856 RSUs on October 27, 2020 that vested on January 1, 2021 in accordance with the non-employee director compensation program set forth above, for services to be performed in 2020. Mr. Kau was granted 47,170 RSUs on September 8, 2020 that vest in six equal semi-annual installments beginning September 8, 2020 for continuous service through each such vesting date.

(6)
Mr. Montgomery was granted 16,479 RSUs on February 27, 2020 that vested on April 1, 2020; 12,589 RSUs on April 29, 2020 that vested on July 1, 2020; 17,100 RSUs on September 8, 2020 that vested on October 1, 2020; and 13,232 RSUs on October 27, 2020 that vested on January 1, 2021 in accordance with the non-employee director compensation program set forth above, for services to be performed in 2020. Mr. Montgomery was granted 47,170 RSUs on September 8, 2020 that vest in six equal semi-annual installments beginning September 8, 2020 for continuous service through each such vesting date.

(7)
Mr. Rendino was granted 12,387 RSUs on February 27, 2020 that vested on April 1, 2020; 10,072 RSUs on April 29, 2020 that vested on July 1, 2020; 13,680 RSUs on September 8, 2020 that vested on October 1, 2020; and 10,586 RSUs on October 27, 2020 that vested on January 1, 2021 in accordance with the non-employee director compensation program set forth above, for services to be performed in 2020. Mr. Rendino was granted 47,170 RSUs on September 8, 2020 that vest in six equal semi-annual installments beginning September 8, 2020 for continuous service through each such vesting date.

	(8)	Mr. Ginsberg was granted 11,932 RSUs on February 27, 2020 that vested on April 1 2020 in accordance with the non-employee director compensation program set forth above, for services to be performed as a director in 2020. Mr. Ginsberg resigned from the Board effective as of immediately prior to the commencement of the Company’s Annual Meeting of Stockholders on June 15, 2020.
	(9)	Mr. Murphy was granted 12,387 RSUs on February 27, 2020 that vested on April 1 2020 in accordance with the non-employee director compensation program set forth above, for services to be performed as a director in 2020. Mr. Murphy resigned from the Board effective as of immediately prior to the commencement of the Company’s Annual Meeting of Stockholders on June 15, 2020.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized For Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2020 with respect to shares of common stock that may be issued under our existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	4,936,111	(2)	$2.43	7,228,911	(3)
Equity compensation plans not approved by security holders	2,001,338		$2.38	—
Total	6,937,449		$2.42	7,228,911	(3)

Notes:
(1)
The weighted average exercise price is calculated based solely on the outstanding stock options. It does not take into account the shares issuable upon vesting of outstanding RSUs and PSUs, which have no exercise price.

(2)
Represents 242,875 shares subject to options outstanding under the 2006 Stock Plan, 5,355,398 shares subject to awards outstanding under the Amended and Restated 2012 Equity Incentive Plan, and 308,875 shares subject to options outstanding under the Special Purpose Recruitment Plan.

	(3)	Shares available for issuance under the 2012 Amended and Restated Equity Incentive Plan. No shares are available for issuance under the 2006 Stock Plan or the Special Purpose Recruitment Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information known to us regarding beneficial ownership of our Common Stock as of March 26, 2021 by:
•each person known by us to be the beneficial owner of more than 5% of any class of our voting securities;
•our named executive officers;
•each of our directors; and
•all current executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 26, 2021 and common stock subject to RSU or PSU awards that will vest within 60 days of March 26, 2021 are deemed outstanding and beneficially owned by the person holding such options or RSUs for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table and subject to applicable community property laws, to our knowledge the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Percentage beneficially owned is based on March 26, 2021 shares of common stock outstanding on March 26, 2021 plus shares of common stock otherwise deemed outstanding under applicable SEC rules. The table below is based upon information supplied by officers, directors and principal stockholders and Schedules 13G filed with the SEC.
Unless otherwise indicated, the mailing address of each of the stockholders below is c/o Synacor, Inc., 40 La Riviere Drive, Suite 300, Buffalo, New York 14202.

	Beneficial Ownership
Name of Beneficial Owner	Number	Percent
Directors and Named Executive Officers
Himesh Bhise (1)	2,418,889	5.7%
Steven M. Davi (2)	281,843	0.7%
Elisabeth B. Donohue (3)	173,499	0.4%
Marwan Fawaz (4)	350,269	0.9%
Timothy J. Heasley (5)	244,833	0.6%
Andrew Kau (6)	4,134,413	10.3%
Michael J. Montgomery (7)	392,434	1.0%
Kevin M. Rendino (8)	3,069,484	7.7%
All current directors and executive officers as a group (8 persons) (9)	11,065,664	27.3%
Other 5% Stockholders
Entities associated with Walden International (10)	3,884,965	9.7%
Entities associated with Beryl Capital (11)	3,373,342	8.5%
Entities associated with Advantage Capital (12)	2,180,971	5.5%
Entities associated with The Vanguard Group (13)	2,066,576	5.2%
Entities associated with 180 Degree Capital Corp. (14)	3,004,484	7.5%
Entities associated with Renaissance Technologies LLC (15)	1,998,217	5.0%
Entities associated with BLR Partners LP (16)	1,708,447	4.3%

Notes:
(1)
Represents 162,051 shares held or beneficially owned by Mr. Bhise and 2,256,838 shares issuable upon exercise of stock options issued to Mr. Bhise and exercisable within 60 days of March 26, 2021, 1,600 of which shares remained subject to vesting as of March 26, 2021.

(2)
Represents 48,643 shares held or beneficially owned by Mr. Davi and 233,200 shares issuable upon exercise of stock options issued to Mr. Davi and exercisable within 60 days of March 26, 2021, 11,434 of which shares remained subject to vesting as of March 26, 2021.

(3)
Represents 78,499 shares held or beneficially owned by Ms. Donohue, and 95,000 shares issuable upon exercise of stock options issued to Ms. Donohue and exercisable within 60 days of March 26, 2021, 24,688 of which shares remained subject to vesting as of March 26, 2021.

(4)
Represents 145,269 shares held or beneficially owned by Mr. Fawaz and 205,000 shares issuable upon exercise of stock options issued to Mr. Fawaz and exercisable within 60 days of March 26, 2021, 22,501 of which shares remained subject to vesting as of March 26, 2021.

(5)
Represents 44,833 shares held or beneficially owned by Mr. Heasley and 200,000 shares issuable upon exercise of stock options issued to Mr. Heasley and exercisable within 60 days of March 26, 2021, 62,501 of which shares remained subject to vesting as of March 26, 2021.

(6)
Includes 69,275 shares held or beneficially owned by Mr. Kau, and 190,000 shares issuable upon exercise of stock options issued to Mr. Kau and exercisable within 60 days March 26, 2021, 18,751 of which shares remained subject to vesting as of March 26, 2021. See footnote (10) regarding Mr. Kau’s relationship with Walden International. The address for Mr. Kau is c/o Walden International, One California Street, Suite 1750, San Francisco, California 94111.

(7)
Represents 187,434 shares held or beneficially owned by Mr. Montgomery and 205,000 shares issuable upon exercise of stock options issued to Mr. Montgomery and exercisable within 60 days of March 26, 2021, 22,501 of which shares remained subject to vesting as of March 26, 2021.

(8)
Includes 65,000 shares issuable upon exercise of stock options issued to Mr. Rendino and exercisable within 60 days of March 26, 2021, 34,480 of which shares remained subject to vesting as of March 26, 2021. See footnote (13) regarding Mr. Rendino’s relationship with 180 Degree Capital Corp. (“180 Degree”). Pursuant to an assignment and assumption agreement between Mr. Rendino and 180 Degree, Mr. Rendino has assigned all economic and beneficial interest in his common stock, RSUs (and the shares of common stock issuable upon settlement thereof) and options (and the shares of common stock issuable upon exercise thereof) to 180 Degree. The address for Mr. Rendino is c/o 180 Degree Capital Corp., 7 N. Willow Street, Suite 4B, Montclair, NJ 07042.

	(9)	Includes 3,450,038 shares issuable upon exercise of stock options exercisable within 60 days of March 26, 2021, 198,456 of which shares remained subject to vesting as of March 26, 2021.

(10)
Represents 70,846 shares held by Pacven Walden Ventures IV Associates Fund, L.P. (“Pacven IV Associates Fund”), 3,804,292 shares held by Pacven Walden Ventures IV, L.P. (“Pacven IV”) and 9,827 shares held by Lip-Bu Tan and Ysa Loo Trust dated 2/3/1992, of which Lip-Bu Tan is a trustee. The general partner of Pacven IV Associates Fund and Pacven IV is Pacven Walden Management II, L.P. (“Pacven Management II”). The general partner of Pacven Management II is Pacven Walden Management Co., Ltd. (“Pacven Walden Management”). Lip-Bu Tan is the sole director of Pacven Walden Management and he shares voting and investment power with respect to the shares held by Pacven IV and Pacven IV Associates Fund with the other members of the investment committee of Pacven Walden Management. Lip-Bu Tan and Andrew Kau (who is also a member of the Synacor Board of Directors) are the members of the investment committee of Pacven Walden Management. The address for entities associated with Walden International is One California Street, Suite 1750, San Francisco, CA 94111.

(11)	Beryl Capital Management LLC reported on its Schedule 13G filed on March 25, 2021 that it has sole voting and dispositive power over 3,373,342 shares. The address for Beryl Capital Management LLC is 1611 S. Catalina Ave., Suite 309, Redondo Beach, CA 90277.
(12)
Represents 1,759,841 shares held by Advantage Capital New York Partners I, L.P. (“Advantage I”) and 421,130 shares held by Advantage Capital New York Partners II, L.P. (“Advantage II”). The sole general partner of Advantage I is Advantage Capital New York GP-I, LLC (“Advantage GP I”), and the sole general partner of Advantage II is Advantage Capital New York GP-II, LLC (“Advantage GP II”). Advantage GP I and Advantage GP II, in their respective capacities as general partner of Advantage I and Advantage II, exercise investment discretion and control of the shares beneficially owned by Advantage I and Advantage II. Steven T. Stull holds all of the voting interests of Advantage GP I and, therefore, may be deemed to have voting and investment power with respect to the shares held of record by Advantage I. Steven T. Stull and Maurice E. Doyle hold all of the ownership interests, including voting interests, of Advantage GP II and, therefore, may be deemed to have voting and investment power with respect to the shares held of record by Advantage II. The address for entities associated with Advantage Capital Partners is 909 Poydras Street, Suite 2230, New Orleans, LA 70112.

(13)	The Vanguard Group (“Vanguard”) reported on its Schedule 13G amendment filed on February 10, 2021 that it has sole dispositive power over 2,051,376 shares, shared voting power over 8,200 shares and shared dispositive power over the 15,200 shares. The address for Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.
(14)	Represents 1,763,084 shares held by 180 Degree and 1,241,400 shares held by 180.2 SPV Series—a Series of 180 Degree Capital Management, LLC (“180.2 SPV Series”). 180 Degree is the investment manager and managing member of 10.2 SPV Series. Responsibility for all investment decisions has been delegated to two of its directors, Kevin M. Rendino and Daniel B. Wolfe, and therefore, Messrs. Rendino and Wolfe may be deemed to have voting and investment power with respect to the shares held by 180 Degree and 180.2 SPV Series. The address for entities associated with 180 Degree is 7 N. Willow Street, Suite 4B, Montclair, NJ 07042.
(15)	Renaissance Technologies LLC reported on its Schedule 13G filed on February 10, 2021 that it has sole voting and dispositive power over 1,998,217 shares. The address for Renaissance Technologies LLC is 800 Third Avenue New York, New York 10022.
(16)	As reported on a Schedule 13G amendment filed on February 16, 2021, represents 1,213,447 shares held by BLR Partners LP, a Texas limited partnership (“BLR Partners”), 30,519 shares benefically held by the Radoff Foundation and 464,481 shares beneficially held by Bradley L. Radoff. BLRPart, LP, a Texas limited partnership (“BLRPart GP”), serves as the general partner of BLR Partners. BLRGP Inc., a Texas S corporation (“BLRGP”), serves as the general partner of BLRPart GP. Fondren Management, LP, a Texas limited partnership (“Fondren Management”), serves as the investment manager of BLR Partners. FMLP Inc., a Texas S corporation (“FMLP”), serves as the general partner of Fondren Management. Mr. Radoff is the sole shareholder and sole director of each of BLRGP and FMLP. By virtue of these relationships, BLRPart GP, BLRGP, Fondren Management, FMLP and Mr. Radoff each reported sole voting and dispositive power over the shares owned directly by BLR Partners and may be deemed to beneficially own such shares. Mr. Radoff serves as a director of the Radoff Foundation and may be deemed to benefically own the shares owned directly by the Radoff Foundation. The address for BLR Partners is 1177 West Loop South, Suite 1625, Houston, TX 77027.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
TRANSACTIONS WITH RELATED PERSONS
Other than the compensation arrangements with directors and executive officers, there have been no transactions since January 1, 2020 (and there are no currently proposed transactions) in which:
•we have been or are to be a participant;
•the amount involved exceeds $120,000; and
•any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.
Independence of the Board of Directors
The Board of Directors is currently composed of six members. Ms. Donohue and Messrs. Fawaz, Kau, Montgomery and Rendino each qualify as an independent director in accordance with the published listing requirements of the Nasdaq Stock Market, or Nasdaq. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of Synacor’s employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as further required by the Nasdaq rules, the Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and Synacor with regard to each director’s business and personal activities as they may relate to Synacor and its management. The directors hold office until their successors have been duly elected and qualified or their earlier death, resignation, retirement, disqualification or other removal.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm’s Fees
On April 3, 2020, we engaged Grant Thornton LLP (“Grant Thornton”) as our independent registered public accounting firm to audit our consolidated financial statements for the year ended December 31, 2020 and to perform other appropriate audit-related and tax services. Also on April 3, 2020, we dismissed Deloitte & Touche LLP (“Deloitte & Touche”) as our independent registered public accounting firm.
The following is an explanation of the fees billed to us by Deloitte & Touche for the following categories of professional services rendered for the year ended December 31, 2019.

Fiscal 2019

Audit fees (1)	$592
Audit-related fees (2)	17
Tax fees	—
All other fees	—
Total fees	$609

Notes:
(1)
Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements and review of the quarterly financial statements that are normally provided by Deloitte & Touche in connection with regulatory filings or engagements.

	(2)	Audit-related fees relate to assurance and related services that are reasonably related to the audit or review of our financial statements.

The following is an explanation of the fees billed to us by Grant Thornton for the following categories of professional services rendered for the year ended through December 31, 2020.

Fiscal 2020
(In thousands)
Audit fees (1)	$297
Audit-related fees	—
Tax fees	—
All other fees (2)	6
Total fees	$303

Notes:
(1)
Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements and review of the quarterly financial statements that are normally provided by Grant Thornton in connection with regulatory filings or engagements.

	(2)	All other fees relate to assurance and related services associated with merger and acquisition activities.

Pre-Approval Policies and Procedures
The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services rendered by our independent registered public accounting firm. The Audit Committee can pre-approve specified services in defined categories of audit services, audit-related services and tax services up to specified amounts, as part of the Audit Committee’s approval of the scope of the engagement of our independent registered public accounting firm or on an individual case-by-case basis before our independent registered public accounting firm is engaged to provide a service. All audit, audit-related and tax services were pre-approved by the Audit Committee. The Audit Committee has determined that, subject to reasonable limits, the rendering of the services other than audit services by our independent registered public accounting firm is compatible with maintaining the independent registered public accounting firm’s independence.

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
ITEM 16.    FORM 10- K SUMMARY
Not applicable.
EXHIBITS
The following exhibits are incorporated by reference herein or filed here within:

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number
3.1	Fifth Amended and Restated Certificate of Incorporation	S-1/A	333-178049	1/30/2012	3.2
3.2	Amended and Restated Bylaws	S-1/A	333-178049	1/30/2012	3.4
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	001-33843	7/15/2014	3.1
4.1	Description of Registrant’s Securities	10-K	001-33843	3/6/2020	4.1
10.1	Form of Indemnification Agreement between Synacor, Inc. and each of its directors and executive officers and certain key employees	S-1	333-178049	11/18/2011	10.1
10.2.1*	2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.1
10.2.2*	Amendment No. 1 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.2
10.2.3*	Amendment No. 2 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.3
10.2.4*	Amendment No. 3 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.4
10.2.5*	Amendment No. 4 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.5
10.2.6*	Amendment No. 5 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.6
10.2.7*	Amendment No. 6 to 2006 Stock Plan	S-1	333-178049	11/18/2011	10.3.7
10.2.8*	Amendment No. 7 to 2006 Stock Plan	S-1/A	333-178049	1/18/2012	10.3.8
10.2.9*	Form of Stock Option Agreement under 2006 Stock Plan with Jordan Levy	S-1/A	333-178049	1/30/2012	10.3.9
10.2.10*	Form of Director Stock Option Agreement under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.14
10.2.11*	Form of Director Stock Option Agreement under 2006 Stock Plan	S-1/A	333-178049	1/30/2012	10.3.15
10.2.12 *	Form of Stock Option Agreement with Himesh Bhise under 2006 Stock Plan	10-K	001-33843	3/22/2017	10.2.13
10.3.1*	Amended and Restated 2012 Equity Incentive Plan	DEF 14A	001-33843	4/7/2017	App A
10.3.2*	Form of Stock Option Agreement under 2012 Equity Incentive Plan	S-1/A	333-178049	1/30/2012	10.4.2
10.3.3*	Form of Stock Unit Agreement under 2012 Equity Incentive Plan	S-1/A	333-178049	1/30/2012	10.4.3

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number
10.3.4*	Form of Early Exercise Stock Option Agreement under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.5
10.3.5*	Form of Stock Option Agreement with William J. Stuart under 2012 Equity Incentive Plan	10-K	001-33843	3/26/2013	10.4.7
10.3.6*	Form of Stock Option Agreement with Himesh Bhise under 2012 Equity Incentive Plan	10-K	001-33843	3/22/2017	10.3.7
10.4*	2007 Management Cash Incentive Plan	10-Q	001-33843	5/15/2012	10.1
10.5.1†	Second Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated June 1, 2017	10-Q	001-33843	5/15/2017	10.3
10.5.2	Letter Amendment to that certain Second Amended and Restated Master Services Agreement between Qwest Corporation and Synacor, Inc. dated June 1, 2017.	10-Q	001-33843	5/10/2018	10.3
10.5.3†	Amendment #1 to Second Amended and Restated Master Services Agreement between Synacor, Inc. and Qwest Corporation, effective as of March 1,2018.	10-Q	001-33843	8/9/2018	10.2
10.5.4†	Third Amended and Restated Master Services Agreement, effective as of June 1, 2020, by and between Synacor, Inc. and Qwest Corporation	8-K	001-33843	7/29/2020	10.1
10.6†	Google Services Agreement between Synacor, Inc. and Google Inc., effective as of June 1, 2018	10-Q	001-33843	8/9/2018	10.1
10.6†	Amendment Number One to Google Services Agreement, dated May 27, 2020	8-K	001-33843	6/2/2020	10.1
10.7.1*	Letter Agreement dated March 1, 2008 with Jordan Levy	S-1/A	333-178049	1/30/2012	10.15.1
10.7.2*	Letter Agreement dated June 23, 2009 with Jordan Levy	S-1/A	333-178049	1/30/2012	10.15.2
10.8*	Form of Common Stock Repurchase Agreement	S-1/A	333-178049	1/30/2012	10.16
10.9.1*	Special Purpose Recruitment Plan	DEF 14A	001-33843	4/5/2013	App. A
10.9.2*	Form of Stock Option Agreement (Early Exercise) under Special Purpose Recruitment Plan	10-Q	001-33843	8/13/2013	10.5
10.10.1	Loan and Security Agreement between Silicon Valley Bank and Synacor, Inc. dated September 27, 2013	10-Q	001-33843	11/14/2013	10.1
10.10.2	First Amendment to the Loan and Security Agreement between Silicon Valley Bank and Synacor, Inc. dated October 28, 2014	10-K	001-33843	3/12/2015	10.20.2
10.10.3	Joinder to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., and NTV Internet Holdings, LLC dated April 13, 2015	10-K	001-33843	3/22/2016	10.16.3
10.10.4	Second Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated September 25, 2015	10-Q	001-33843	11/17/2015	10.3
10.10.5	Joinder to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated September 25, 2015	10-K	001-33843	3/22/2016	10.16.5

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number
10.10.6	Third Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated October 28, 2015	10-K	001-33843	3/22/2016	10.16.6
10.10.7	Consent and Fourth Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated February 25, 2016	10-Q	001-33843	5/16/2016	10.2
10.10.8	Consent and Fifth Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated November 8, 2016	10-Q	001-33843	11/14/2016	10.2
10.10.9	Consent and Sixth Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated March 30, 2017	10-Q	001-33843	5/15/2017	10.4
10.10.10	Seventh Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated June 30, 2017	10-Q	001-33843	8/14/2017	10.2
10.10.11	Eight Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated September 30, 2018	10-K	001-33843	3/14/2019	10.12.11
10.10.12	Ninth Amendment to Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated February 1, 2018	10-K	001-33843	3/14/2019	10.12.12
10.10.13	Loan and Security Agreement among Silicon Valley Bank, Synacor, Inc., NTV Internet Holdings, LLC and SYNC Holdings, LLC dated August 7, 2019	8-K	001-33843	11/6/2019	10.1
10.10.14	First Amendment to Loan and Security Agreement	10-Q	001-33843	5/15/2020	10.1
10.10.15	Second Amendment and Consent to Loan and Security Agreement dated May 27, 2020	8-K	001-33843	6/1/2020	10.1
10.11.1*	Employment Letter Agreement with Himesh Bhise dated July 31, 2014	10-Q	001-33843	11/14/2014	10.1.1
10.11.2*	Stock Option Agreement with Himesh Bhise granted on August 4, 2014	10-Q	001-33843	11/14/2014	10.1.2
10.12	Lease dated August 31, 2017 between D&S Capital Real Estate III, LLC and Synacor, Inc.	10-K	001-33843	3/16/2018	10.15
10.13*	Letter Agreement with Timothy J. Heasley dated August 1, 2018	8-K	001-33843	8/1/2018	10.1
10.14.1*	Letter Agreement with Steven Davi dated October 25, 2012	10-Q	001-33843	8/9/2018	10.3.1
10.14.2*	Change of Control Severance Agreement with Steven Davi	10-Q	001-33843	8/9/2018	10.3.2
10.14.3*	Letter Agreement with Steven Davi dated April 26, 2018	10-Q	001-33843	8/9/2018	10.3.3
10.15	Agreement between Synacor, Inc. and 180 Degree Capital Corp. dated March 1, 2019	8-K	001-33843	3/5/2019	10.1

Exhibit No.	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Date of Filing	Exhibit Number
10.16	Agreement and Plan of Merger and Reorganization, dated as of February 11, 2020, by and among Qumu Corporation, Synacor, Inc. and Quantum Merger Sub I, Inc.	8-K	001-33843	2/11/2020	2.1
10.16.1	Mutual Termination Agreement, dated as of June 29, 2020, by and among Synacor, Inc., Qumu Corporation and Quantum Merger Sub I, Inc.	8-K	001-33843	6/29/2020	10.1
10.17	Agreement and Plan of Merger, dated as of February 10, 2021, by and among the Company, CLP SY Holding, LLC and SY Merger Sub Corporation.	8-K	001-33843	2/11/2021	2.1
10.18	Form of Tender and Support Agreement, dated as of February 10, 2021, by and among SY Holding Corporation, SY Merger Sub Corporation, and certain stockholders of the Company.	8-K	001-33843	2/11/2021	99.2
21.1	List of subsidiaries					X
23.1	Consent of Grant Thorton LLP					X
23.2	Consent of Deloitte & Touche LLP					X
24.1	Power of Attorney (contained in the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1 ‡	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
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
Date: March 31, 2021
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HIMESH BHISE	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2021
Himesh Bhise

/s/ TIMOTHY HEASLEY	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2021
Timothy J. Heasley

/s/ ELISABETH B. DONOHUE	Director	March 31, 2021
Elisabeth B. Donohue

/s/ MARWAN FAWAZ	Director	March 31, 2021
Marwan Fawaz

/s/ ANDREW KAU	Director	March 31, 2021
Andrew Kau

/s/ MICHAEL J. MONTGOMERY	Director	March 31, 2021
Michael J. Montgomery

/s/ KEVIN RENDINO	Director	March 31, 2021
Kevin Rendino

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Synacor Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Synacor Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue recognition – Allocation of transaction price to license and maintenance performance obligations
As described in Note 2 to the consolidated financial statements, revenue is recognized from the licensing and distribution of the Company’s Email/Collaboration products and services, including licenses of intellectual property. The Company sells term-based software licenses that expire, which are referred to as subscription licenses, but also sells perpetual licenses for its Email/Collaboration products. The software is delivered before related services are provided and is functional without professional services, updates and technical support. The Company enters into contracts that can include various combinations of software licenses, maintenance and services, which are distinct and are accounted for as separate performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each distinct performance obligation on a relative basis using its standalone selling price. Software license revenue is recognized up front upon delivery of the licensed product and the utility that enables the customer to access authorization keys, provided that a signed contract has been received. Revenue earned as maintenance and support fees is recognized from customers as its obligations to deliver the service is satisfied, which is when the service is delivered. We identified management’s allocation of transaction price based on the established standalone selling price for license and maintenance revenue as a critical audit matter.

The principal consideration for our determination that management’s allocation of transaction price based on the established standalone selling price for license and maintenance revenue is a critical audit matter is that auditing management’s judgment to estimate the standalone selling price is challenging, as the Company does not sell licenses on a standalone basis.

Our audit procedures related to the allocation of transaction price based on the established standalone selling price included the following, among others:
•We obtained an understanding of the design of internal controls over license and maintenance revenue recognition.
•We obtained an understanding of management’s methodology for license and maintenance revenue recognition and evaluated the determination of standalone selling price in accordance with appropriate accounting guidance.
•We inspected a selection of license and maintenance contracts and performed the following procedures:
◦Evaluated the selection for proper revenue recognition utilizing the five-step model;
◦Recalculated management’s allocation of transaction price to the distinct performance obligations and compared the allocation to established standalone selling prices;
◦Compared the transaction price for the maintenance performance obligation to maintenance renewals, to support the established standalone selling price and the allocation of transaction price between performance obligations; and
◦Evaluated the consistency of the established standalone selling prices for the selections inspected.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Cincinnati, Ohio
March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors Synacor Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Synacor, Inc. and subsidiaries (the "Company") as of December 31, 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for the year ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

Effective January 1, 2019, the Company adopted Financial Accounting Standards Board Accounting Standards Update 2016-02, Leases (“Topic 842”, or the “New Lease Accounting Standard”). Effects of the application of the New Lease Accounting Standard are further discussed in Note 1 of the financial statements.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Williamsville, New York
March 6, 2020

We began serving as the Company's auditor in 2006. In 2020 we became the predecessor auditor.
4

SYNACOR, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2020 AND 2019
(In thousands except for share and per share data)

	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,748	$10,966
Accounts receivable—net of allowance of $510 and $585	17,518	20,532
Prepaid expenses and other current assets	3,091	2,989
Total current assets	26,357	34,487
PROPERTY AND EQUIPMENT, net	10,815	14,948
OPERATING LEASE RIGHT-OF-USE ASSETS, net	3,146	4,765
GOODWILL	15,952	15,948
INTANGIBLE ASSETS, net	6,380	8,411
OTHER ASSETS	593	1,319
TOTAL ASSETS	$63,243	$79,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,910	$12,583
Accrued expenses and other current liabilities	4,788	5,878
Current portion of deferred revenue	6,617	6,509
Current portion of long-term debt and finance leases	992	2,529
Current portion of operating lease liabilities	2,224	2,165
Total current liabilities	24,531	29,664
LONG-TERM PORTION OF DEBT AND FINANCE LEASES	1,082	729
LONG-TERM PORTION OF OPERATING LEASE LIABILITIES	1,449	2,846
DEFERRED REVENUE	1,823	2,366
DEFERRED INCOME TAXES	501	275
OTHER LONG-TERM LIABILITIES	381	334
Total liabilities	29,767	36,214
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.01 par value—100,000,000 shares authorized; 40,578,523 shares issued and 39,644,363 shares outstanding at December 31, 2020; 40,075,475 shares issued and 39,201,477 shares outstanding at December 31, 2019	406	401
Treasury stock—at cost, 934,160 shares at December 31, 2020 and 873,998 shares at December 31, 2019	(2,004)	(1,931)
Additional paid-in capital	147,940	146,460
Accumulated deficit	(112,308)	(100,747)
Accumulated other comprehensive loss	(558)	(519)
Total stockholders’ equity	33,476	43,664
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,243	$79,878
The accompanying notes are an integral part of these consolidated financial statements.
5

SYNACOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020, AND 2019
(In thousands except for share and per share data)

	2020	2019
REVENUE	$81,362	$121,845
COSTS AND OPERATING EXPENSES:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	42,236	61,990
Technology and development (exclusive of depreciation and amortization shown separately below)	12,007	18,273
Sales and marketing	15,350	21,790
General and administrative (exclusive of depreciation and amortization shown separately below)	14,356	17,734
Depreciation and amortization	8,068	9,865
Total costs and operating expenses	92,017	129,652
LOSS FROM OPERATIONS	(10,655)	(7,807)
OTHER INCOME (EXPENSE), net	240	(17)
INTEREST EXPENSE	(189)	(268)
LOSS BEFORE INCOME TAXES	(10,604)	(8,092)
PROVISION FOR INCOME TAXES	957	929
NET LOSS	(11,561)	$(9,021)
NET LOSS PER SHARE:
Basic	$(0.29)	$(0.23)
Diluted	$(0.29)	$(0.23)
WEIGHTED AVERAGE SHARES USED TO COMPUTE NET LOSS PER SHARE:
Basic	39,464,954	39,090,239
Diluted	39,464,954	39,090,239
The accompanying notes are an integral part of these consolidated financial statements.
6

SYNACOR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2020, AND 2019
(In thousands)

	2020	2019
Net loss	$(11,561)	$(9,021)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(39)	(177)
Comprehensive loss	$(11,600)	$(9,198)
The accompanying notes are an integral part of these consolidated financial statements.
7

SYNACOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
(In thousands except for share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
BALANCE - January 1, 2019	39,880,054	$399	852,482	$(1,899)	$144,739	$(91,726)	$(342)	$51,171
Exercise of common stock options	39,572	—	—	—	60	—	—	60
Stock-based compensation cost	—	—	—	—	1,661	—	—	1,661
Vesting of restricted stock units, net of treasury stock	155,849	2	21,516	(32)	—	—	—	(30)
Net loss	—	—	—	—	—	(9,021)	—	(9,021)
Other comprehensive loss	—	—	—	—	—	—	(177)	(177)
BALANCE - December 31, 2019	40,075,475	401	873,998	(1,931)	146,460	(100,747)	(519)	43,664
Stock-based compensation cost	—	—	—	—	1,484	—	—	1,484
Vesting of restricted stock units, net of treasury stock	503,048	5	60,162	(73)	(4)	—	—	(72)
Net loss	—	—	—	—	—	(11,561)	—	(11,561)
Other comprehensive loss	—	—	—	—	—	—	(39)	(39)
BALANCE - December 31, 2020	40,578,523	$406	934,160	$(2,004)	$147,940	$(112,308)	$(558)	$33,476
The accompanying notes are an integral part of these consolidated financial statements.
8

SYNACOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
(In thousands)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,561)	$(9,021)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	10,294	11,251
Long-lived asset impairment	806	1,751
Stock-based compensation expense	1,456	1,616
Provision for deferred income taxes	226	44
Change in allowance for doubtful accounts	(75)	360
Changes in operating assets and liabilities:
Accounts receivable, net	3,089	4,676
Prepaid expenses and other assets	624	526
Operating lease right-of-use assets and liabilities, net	(305)	95
Accounts payable, accrued expenses and other liabilities	(3,081)	(8,828)
Deferred revenue	(435)	(11)
Net cash provided by operating activities	1,038	2,459
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,053)	(3,772)
Net cash used in investing activities	(3,053)	(3,772)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of financing issuance costs	—	(60)
Repayments on long-term debt and finance leases	(3,086)	(3,427)
Proceeds from exercise of common stock options	—	60
Purchase of treasury stock and shares received to satisfy minimum tax withholdings	(73)	(32)
Net cash used in financing activities	(3,159)	(3,459)
Effect of exchange rate changes on cash and cash equivalents	(44)	(183)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,218)	(4,955)
Cash and cash equivalents, beginning of period	10,966	15,921
Cash and cash equivalents, end of period	$5,748	$10,966
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$188	$268
Cash paid for income taxes	$721	$706
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Property, equipment and service contracts financed under long-term debt and finance lease obligations	$1,675	$3,152
Accrued property and equipment expenditures	$—	$408
Stock-based compensation capitalized to property and equipment	$28	$45
The accompanying notes are an integral part of these consolidated financial statements.
9

SYNACOR, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2020 AND 2019, AND
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
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
Cash and Cash Equivalents and Restricted Cash—The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents that are contractually restricted from operating use are classified as restricted cash and cash equivalents. The Company had no restricted cash as of the years ended December 31, 2020 and 2019.
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
10

Software Development Costs —The Company capitalizes certain costs incurred for the development of internal use software, as well as the costs of developing software for sale or license to customers.  Internal use software includes the Company’s proprietary portal software and related applications, Cloud ID authentication software, and various applications used in the management of the Company’s portals. Software for sale or license to customers includes the Company’s proprietary Email/Collaboration offerings. Costs incurred during the preliminary project stage for internal software programs are expensed as incurred. External and internal costs incurred during the application development stage (subsequent to the achievement of technological feasibility on software to be sold or licensed) of new software development, as well as for upgrades and enhancements for software programs that result in additional functionality are capitalized. Software development costs capitalized for sale or license to customers and cost capitalized for the development of internal use software are amortized over the estimated useful life of the applicable software. Impairment charges are taken as a result of circumstances that indicate that the carrying values of the assets were not fully recoverable. The Company utilizes the discounted cash flow method to determine the fair value of the internal use software.The Company utilizes the net realizable value model to determine the recoverability of software for sale or license to customers. Impairment charges for the years ended December 31, 2020 and 2019 are included in general and administrative expense in the consolidated statement of operations.
Leases — The Company determines if an arrangement is a lease and classifies that lease as either an operating or finance lease at inception. Right-of-use (ROU) assets and liabilities are recognized at lease commencement date based on the present value of remaining lease payments over the reasonably certain lease term. For this purpose, only payments that are fixed and determinable at the time of commencement are considered. As many of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is a hypothetical rate based on factors including the Company’s credit rating. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the options will be exercised.The Company has elected not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less. The Company recognizes the lease payments associated with its short-term leases as an expense on a straight-line basis over the lease term. The Company has elected to apply the practical expedient and not separate lease and non-lease components of contracts. The Company's lease agreements do not contain any material residual value guarantees.
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
The components and original estimated economic lives of our amortizable intangible assets were as follows as of December 31, 2020 and 2019:

	Original Estimated Economic Life	2020	2019
		(Dollars in thousands)
Gross amortizable intangible assets:
Customer and publisher relationships	10 years	$14,780	$14,780
Technology	5 years	2,330	2,330
Trademark	5 years	300	300
Total gross amortizable intangible assets		17,410	17,410
Accumulated amortization:
Customer and publisher relationships		(8,425)	(6,809)
Technology		(2,305)	(1,933)
Trademark		(300)	(257)
Total accumulated amortization		(11,030)	(8,999)
Amortizable intangible assets, net		$6,380	$8,411
11

Amortization of intangible assets was $2.0 million in the year ended December 31, 2020 and $2.1 million in the year ended December 31, 2019. Future amortization expense of amortizable intangible assets will be as follows: $1.4 million in the year ending December 31, 2021, $1.3 million in the years ending December 31, 2022, 2023, and 2024, and $1.0 million in the year ending December 31, 2025.
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
The income approach uses a discounted cash flow method to estimate the fair value of our reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, operating margins and cash flows, the terminal growth rate and the discount rate. The Company projects revenue growth rates, operating margins and cash flows based on each reporting unit's current business, expected developments and operational strategies typically, over a five-year period.
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
During the year ended December 31, 2020, in addition to the annual assessment done as of October 1st, we performed a quantitative test as of the first quarter as a result of the potential future financial impacts of the COVID-19 pandemic, for which all reporting units were found to have a fair value greater than their carrying value.
There were no impairment losses were recorded for goodwill during the years ended December 31, 2020, and 2019.
12

The change in goodwill for both of our segments is as follows for the years ended December 31, 2020 and 2019 (in thousands):

	Software & Services	Portal & Advertising	Total
Balance as of January 1, 2019	$11,797	$4,144	$15,941
Balance as of Effect of foreign currency translation	7	—	7
Balance as of December 31, 2019	$11,804	$4,144	$15,948
Effect of foreign currency translation	4	—	4
Balance as of December 31, 2020	$11,808	$4,144	$15,952
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
Concentrations of Risk — As of December 31, 2020 and 2019, the Company had concentrations equal to or exceeding 10% of the Company’s accounts receivable as follows:

	Accounts Receivable
	2020	2019
Portal & Advertising Customer A	*	14%
* - Less than 10%
For the years ended December 31, 2020 and 2019, the Company had concentrations equal to or exceeding 10% of the Company’s revenue as follows:

	Revenue
	2020	2019
Portal & Advertising Customer A	*	13%
* - Less than 10%
For the years ended December 31, 2020 and 2019, the following customers received revenue-share payments equal to or exceeding 10% of the Company’s cost of revenue.

	Cost of Revenue
	2020	2019
Portal & Advertising Customer B	*	19%
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
13

Technology and Development —Technology and development expenses consist primarily of compensation-related expenses incurred for the research and development of, enhancements to, and maintenance and operation of the Company’s products, equipment and related infrastructure.
Sales and Marketing —Sales and marketing expenses consist primarily of compensation-related expenses to the Company’s direct sales and marketing personnel, as well as costs related to advertising, industry conferences, promotional materials, and other sales and marketing programs. Advertising costs are expensed as incurred.  Advertising costs totaled $0.2 million in 2020, and $0.4 million in 2019.
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
Employee Benefit Plan —The Company sponsors a 401(k) profit sharing plan that covers substantially all employees. Under the plan, eligible employees are permitted to contribute a portion of gross compensation not to exceed standard limitations provided by the Internal Revenue Service. The Company maintains the right to match employee contributions, and contributed $0.1 million for the year ended December 31, 2020, and $0.2 million for the year ended December 31, 2019.
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
The Company accounts for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2020 and 2019, accrued interest or penalties related to uncertain tax positions was insignificant.
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
14

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
Applicable Recent Accounting Pronouncements —
Not Yet Adopted
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13 ("ASU 2016-13") Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to certain available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes result in earlier recognition of credit losses. In November 2019, the FASB issued ASU 2019-10, "Financial Instruments - Credit Loss (topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)", which defers the effective date for public filers that are considered small reporting companies, as defined by the Securities and Exchange Commission, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company does not believe the impact of adopting this standard will be material to its consolidated financial statements and related disclosures.
Recently Adopted
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting For Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs in a cloud computing arrangement with the requirements for capitalizing implementation costs incurred for an internal-use software license. Adoption of this guidance is required for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and early adoption is permitted. The amendments will be applied prospectively to all implementation costs incurred after adoption. There was no impact to the Company's condensed consolidation financial statements for the year ended December 31, 2020 as a result of adopting this standard update on January 1, 2020.
The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined to be either not applicable, or had or are expected to have minimal impact on the Company’s financial statements and related disclosures.
15

2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue is recognized according to ASC 606, Revenue - Revenue from Contracts with Customers. The Company generates all of its revenue from contracts with customers. Many of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices of software licenses are typically estimated using the residual approach. Standalone selling prices of services are typically estimated based on observable transactions when these services are sold on a standalone basis. The Company usually expects payment within 30 to 90 days from the invoice date (fulfillment of performance obligations or per contract terms). Differences between the amount of revenue recognized and the amount invoiced are recognized as deferred revenue. None of the Company’s contracts as of December 31, 2020 or 2019 contained significant financing components.
The following is a description of principal activities from which the Company generates revenue in each reportable segment. Revenue is recognized when control of the promised goods or services are transferred to the Company’s customers, in an amount that reflects the consideration that is expected to be received in exchange for those goods or services.

Software & Services

Synacor’s software and services segment is comprised of our cloud-based identity management platform and our Zimbra email & collaboration platform. Subscription fees and other fees are received from customers for the use of the Company’s proprietary technology, including the use of, or access to, email, Cloud ID, security services, games and other premium services. Monthly subscriber levels typically form the basis for generating recurring and fee-based revenue. This revenue is typically determined by multiplying a per-subscriber per-month fee by the number of subscribers using the particular services being offered or consumed, except in the case of software licenses and support, which are based on a fixed fee. Revenue earned as subscription fees and maintenance and support fees is recognized from customers as its obligation to deliver the service is satisfied, which is when the service is delivered. Revenue is also recognized from the licensing and distribution of the Company’s Email/Collaboration products and services, including licenses of intellectual property. Software license revenue is recognized up front upon delivery of the licensed product and the utility that enables the customer to access authorization keys, provided that a signed contract has been received. The Company typically sells term-based software licenses that expire, which are referred to as subscription licenses, but also sells perpetual licenses for its Email products. The software is delivered before related services are provided and is functional without professional services, updates, and technical support. The Company enters into contracts that can include various combinations of software licenses, maintenance and services, which are distinct and are accounted for as separate performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each distinct performance obligation, on a relative basis using its standalone selling price.

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
16

Disaggregation of revenue
The following table provides information about disaggregated revenue for the years ended December 31, 2020, and 2019 by the timing of revenue recognition, and includes a reconciliation of the disaggregated revenue by reportable segment (in thousands):

	Twelve Months Ended December 31,
	2020	2019
Software & Services
Products and services transferred over time	$33,072	$34,029
Products transferred at a point in time	11,208	10,456
Total Software & Services	$44,280	$44,485
Portal & Advertising
Products and services transferred over time	$3,120	$5,168
Products transferred at a point in time	33,962	72,192
Total Portal & Advertising	$37,082	$77,360
Total Revenue	$81,362	$121,845
Revenue disaggregated by geography, based on the billing address of our customer, consists of the following (in thousands):

	Twelve Months Ended December 31,
	2020	2019
Revenue
United States	$56,879	$99,845
International	24,483	22,000
Total revenue	$81,362	$121,845
Remaining Performance Obligations
Deferred revenue is recorded when cash payments are received or due in advance of revenue recognition from software licenses, professional services, and maintenance agreements. The timing of revenue recognition may differ from the timing of billings to customers. The changes in deferred revenue, inclusive of both current and long-term, are as follows (in thousands):

Beginning Balance —January 1, 2020	$8,875
Recognition of deferred revenue	(10,227)
Deferral of revenue	9,623
Effect of foreign currency translation	169
Ending balance-Ending Balance —December 31, 2020	$8,440
The majority of the deferred revenue balance above relates to the maintenance and support contracts for Email software licenses. These are recognized straight-line over the life of the contract, with the majority of the balance being recognized within the next twelve months.
17

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
18

3. PROPERTY AND EQUIPMENT—NET
As of December 31, 2020 and 2019, property and equipment-net consisted of the following (in thousands):

	2020	2019
Computer equipment	$26,994	$25,392
Computer software	33,644	31,037
Furniture and fixtures	913	1,315
Leasehold improvements	883	1,116
Work in process (primarily software development costs)	31	187
Other	172	136
Property and equipment, gross	62,637	59,183
Less accumulated depreciation	(51,822)	(44,235)
Property and equipment, net	$10,815	$14,948
Depreciation expense totaled $8.3 million and $9.1 million for the years ended December 31, 2020, and 2019, respectively.
Property and equipment includes computer equipment held under finance leases and long-term debt obligations of $12.5 million and $10.8 million as of December 31, 2020 and 2019, respectively. Accumulated depreciation of computer equipment and software held under finance leases amounted to $9.0 million and $6.2 million as of December 31, 2020 and 2019, respectively.
The Company capitalized a total of $1.2 million and $2.3 million of costs that occurred during the application development phase, related to the development of internal-use software for the years ended December 31, 2020, and 2019, respectively. The Company capitalized a total of $1.3 million and $1.5 million of costs related to the development of software for sale or license for the years ended December 31, 2020 and 2019, respectively, that occurred after technological feasibility had been achieved.
Amortization of software for sale or license was $2.2 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively, and is included in cost of revenue in the consolidated statements of operations.
During the year ended December 31, 2020, impairment charges incurred were related to assets associated with certain leased office spaces being used in a manner different than originally planned, as well as software impairment. When the carrying value of long-lived assets is not recoverable from future undiscounted cash flows, the Company utilizes the discounted cash flow to determine the fair value of the assets and impairment charges are recognized when the fair value of the assets is less than their carrying value, which use unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Impairment charges related to the following assets were included in general and administrative expenses in the consolidated statement of operations for the years ended December 31, 2020, and 2019 (in thousands):

Year Ending December 31,	2020	2019
Computer equipment	$27	$2
Computer software	—	1,557
Furniture and fixtures	57	102
Leasehold improvements	32	90
Work in process (primarily software development costs)	102	—
Total	$218	$1,751
19

The following table sets forth long-lived tangible assets by geographic area as of December 31, 2020 and December 31, 2019 (in thousands):

	2020	2019
Long-lived tangible assets:
United States	$10,661	$14,629
International	154	319
Total long-lived tangible assets	$10,815	$14,948

20

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
As of December 31, 2020 and 2019, accrued expenses and other current liabilities consisted of the following (in thousands):

	2020	2019
Accrued compensation	$2,637	$4,209
Accrued content fees and other costs of revenue	142	151
Accrued taxes	256	192
Accrued royalties and rebates	1,030	930
Other	723	396
Total	$4,788	$5,878
Included in accrued compensation are accrued severance costs. In 2018, the Company initiated a cost reduction program ("2018 plan") to drive overall efficiency while adding capacity and streamlining the organization. The plan involved a reduction in the Company’s workforce by approximately 25 employees. In 2019, the Company initiated a cost reduction program ("2019 plan") in order to further streamline the organization after the loss of a major portal customer. The plan involved a reduction in the Company’s workforce by approximately 50 employees. On August 4, 2020, the Company initiated an additional cost reduction program ("2020 plan") as a result of an ongoing review of our business and operations. The restructuring actions resulted in a reduction in workforce of 35 employees.
In the year ended December 31, 2019, the pre-tax severance charge and outplacement services resulting from the reduction in workforce amounted to $0.6 million. Severance costs charged to sales and marketing was $0.2 million and $0.4 million was charged to technology and development expenses. For the year ended December 31, 2020 the pre-tax severance charge and outplacement services resulting from the reduction in workforce amounted to $1.0 million. Severance costs charged to sales and marketing was $0.4 million and $0.6 million was charged to technology and development expenses.
The following is a roll forward of the accrued severance liability for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Balance at beginning of the year	$56	$274
Charged to expense	970	607
Cash payments related to 2018 plan	—	(268)
Cash payments related to 2019 plan	(56)	(557)
Cash payments related to 2020 plan	(949)	—
Balance at end of year	$21	$56

21

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
Any borrowings under the Loan Agreement bear interest, based on an interest rate dependent on cash liquidity for the relevant period. Cash liquidity is defined as cash plus (a) the lesser of (i) the Revolving Line or (ii) the amount available under the Borrowing Base minus (b) the outstanding principal balance of any Advances (each as defined in the Loan Agreement). If cash liquidity is greater than $20.0 million then the interest rate is the greater of the "prime rate” as published in The Wall Street Journal (WSJ) for the relevant period plus 0.50% or 5.50%. If cash liquidity is less than $20.0 million then the interest rate is the greater of WSJ prime rate plus 1.00% or 6.00%. The Loan Agreement requires compliance with certain reporting requirements, conditions, and covenants. The financial covenants include that the Company must maintain a Minimum Liquidity Coverage greater than or equal to 2.25:1.00. Additionally, when cash liquidity falls below $20.0 million, the Loan Agreement includes certain trailing six month Free Cash Flow requirements, tested on a quarterly basis. Free Cash Flow is to be defined as (a) Adjusted EBITDA, minus (b) capital expenditures determined in accordance with GAAP (as defined in the Loan Agreement), minus (c) capitalized software expenses, determined in accordance with GAAP, and minus (d) cash taxes, determined in accordance with GAAP.
As of December 31, 2020, there were no borrowings outstanding under the Loan Agreement, and subject to the operation of the borrowing formula, $8.2 million was available for draw under the Loan Agreement.
The Company’s obligations to the Lender are secured by a first priority security interest in all our assets, including our intellectual property. The Loan Agreement contains customary events of default, including non-payment of principal or interest, violations of covenants, material adverse changes, cross-default, bankruptcy and material judgments. Upon the occurrence of an event of default, the Lender may accelerate repayment of any outstanding balance. The Loan Agreement also contains certain financial covenants and other agreements that are customary in loan agreements of this type, including restrictions on paying dividends and making distributions to our stockholders. As of December 31, 2020, the Company was in compliance with the financial covenants.
22

6. INCOME TAXES
Income (loss) before income tax expense was attributable to the following jurisdictions (in thousands):

	2020	2019
United States	$(11,810)	$(8,799)
Foreign	1,206	707
Total	$(10,604)	$(8,092)
The provision (benefit) for income taxes for the years ended December 31, 2020 and 2019, was comprised of the following (in thousands):

	2020	2019
Current:
United States Federal	$—	$—
State	31	35
Foreign	700	850
Total current provision for income taxes	731	885
Deferred:
United States Federal	10	24
State	126	61
Foreign	90	(41)
Net deferred provision for income taxes	226	44
Total provision for income taxes	$957	$929
The income tax effects of significant temporary differences and carryforwards that give rise to deferred income tax assets and liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Deferred income tax assets:
Stock and other compensation expense	$2,157	$2,252
Net operating losses	14,169	11,787
Research and development credits	1,676	1,676
Other federal, state and foreign carryforwards	2,458	2,424
Intangible assets	2,221	1,765
Other	459	620
Gross deferred tax assets	23,140	20,524
Valuation allowances	(19,333)	(14,025)
Net deferred tax assets	3,807	6,499
Deferred income tax liabilities:
Fixed assets	(2,380)	(5,139)
Intangible assets and other	(1,300)	(1,007)
Gross deferred tax liabilities	(3,680)	(6,146)
Subtotal	127	353
Less unrecognized tax benefit liability related to deferred items	(628)	(628)
Net deferred tax liabilities	$(501)	$(275)
There have been no additions or reductions to the unrecognized tax benefit of $0.6 million in any of the years ended December 31, 2020 and 2019. The unrecognized tax benefits at the end of December 31, 2020 and 2019 were primarily related to research and development carryforwards.
The Company does not expect any material changes to its unrecognized tax benefits within the next twelve months.
23

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020 and 2019, penalties and interest were insignificant.
The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. states and foreign jurisdictions. The tax years 2017 to 2020 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
Income tax expense for the years ended December 31, 2020 and 2019 differs from the expected income tax benefit calculated using the statutory U.S. Federal income tax rate as follows (dollars in thousands):

	2020		2019
Federal income tax (benefit) expense at statutory rate	$(2,227)	21%	$(1,699)	21%
State and local taxes—net of federal benefit	124	(1)	76	(1)
Foreign taxes	648	(6)	569	(7)
Federal, state and foreign true-up	(2,092)	20	—	—
Valuation allowance	4,458	(43)	1,818	(21)
Permanent differences	46	—	117	(2)
Other	—	—	48	(1)
Total	$957	(9)%	$929	(11)%
No additional U.S. income taxes or foreign withholding taxes have been provided for any additional outside basis differences inherent in the Company’s foreign entities as the Company does not have any material unremitted earnings of the subsidiaries outside of the United States.
At December 31, 2020 and December 31, 2019, the Company has federal NOL carryforwards of $54.7 million and $48.2 million. The NOL generated December 31, 2017 and prior, will begin to expire in 2028. The Company has weighed all the available evidence both positive and negative and has determined that the Company more likely than not will not be able to generate sufficient taxable income in the future to be able to utilize the entire NOL in future periods. Therefore, a full valuation allowance has been recorded against the net deferred income tax asset as of December 31, 2020 and 2019.  The deferred income tax provision is primarily due to the recognition of deferred tax liabilities relating to indefinite-lived goodwill that cannot be predicted to reverse for book purposes during the Company’s loss carry forward periods.
Utilization of certain NOLs and credit carryforwards may be subject to an annual limitation due to ownership change limitations set forth in the Internal Revenue Code of 1986, as amended, or the Code, and comparable state income tax laws. Any future annual limitation may result in the expiration of NOLs and credit carryforwards before utilization. A prior ownership change and certain acquisitions resulted in the Company having NOLs subject to insignificant annual limitations. NOLs arising in a tax year ended on or before 2017 can offset 100% of taxable income in future periods, and expire 20 years after they arise. The Tax Cuts add Jobs Act provides that NOLs arising after 2017 can only be used to offset 80% of future taxable income, cannot be carried back, and do not expire. The CAREs Act of 2020, allows for the five year carry back of net operating losses generated in 2018, 2019, and 2020. The Company did not have any NOL carry back opportunities under the CARES Act.
24

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
The tables below summarize the financial information for the Company’s reportable segments for the years ended December 31, 2020 and 2019 (in thousands). The “Corporate Unallocated Expenses” category, as it relates to Segment Adjusted EBITDA, primarily includes corporate overhead costs, such as rent, payroll and related benefit costs and professional services which are not directly attributable to any individual segment.

	Year Ended December 31, 2020
	Revenue	Cost of revenue (1)	Segment Adjusted EBITDA
Software & Services	$44,280	$14,477	$14,340
Portal & Advertising	37,082	27,759	2,168
Corporate Unallocated Expenses	—	—	(11,190)
Total Company	$81,362	$42,236	$5,318

	Year Ended December 31, 2019
	Revenue	Cost of revenue (1)	Segment Adjusted EBITDA
Software & Services	$44,485	$12,669	$12,531
Portal & Advertising	77,360	49,321	10,657
Corporate Unallocated Expenses	—	—	(13,685)
Total Company	$121,845	$61,990	$9,503

Notes:
(1) Exclusive of depreciation and amortization shown separately on the consolidated statements of operations
25

The following table reconciles total Segment Adjusted EBITDA to Net loss:

	Year Ended December 31,
	2020	2019
	(in thousands)
Total Segment Adjusted EBITDA	$5,318	$9,503
Less:
Provision for income taxes	(957)	(929)
Interest expense	(189)	(268)
Other income (expense), net	240	(17)
Depreciation and amortization	(10,294)	(11,251)
Long-lived asset impairment*	(806)	(1,751)
Stock-based compensation expense	(1,456)	(1,616)
Restructuring costs**	(1,483)	(959)
Certain legal and professional services fees***	(1,934)	(1,733)
Net loss	$(11,561)	$(9,021)

*	"Long-lived asset impairment" includes impairment charges related to property, plant and equipment, capitalized software and leased assets.
**	"Restructuring costs" include severance expense, contract termination costs and other exit or disposal costs.
***	"Certain legal and professional services fees" includes legal fees and other related expenses outside the ordinary course of business, as well as fees and expenses related to merger and acquisition activities.

26

8. COMMITMENTS AND CONTINGENCIES
Litigation —The Company and its Chief Executive Officer and former Chief Financial Officer were named as defendants in a federal securities class action lawsuit filed on April 4, 2018 in the United States District Court for the Southern District of New York. The class includes persons who purchased the Company’s shares between May 4, 2016 and March 15, 2018. The plaintiff alleged that the Company made materially false and misleading statements regarding its contract with AT&T and the timing of revenue to be derived therefrom, and that as a result, class members suffered losses because Synacor shares traded at artificially inflated prices. The plaintiff sought an unspecified amount of damages, as well as interest, attorneys’ fees and legal expenses. On August 28, 2019, the court granted the Company’s motion to dismiss but permitted the plaintiff to seek leave to replead. The Clerk of the Court entered judgment in favor of the Company and the individual defendants and closed the case on November 19, 2019. Plaintiff filed its Notice of Appeal on December 16, 2019. The United States Court of Appeals for the Second Circuit upheld the lower court’s decision to grant defendants’ motion to dismiss on October 22, 2020. Plaintiffs had the option to petition for a rehearing on or before November 5, 2020, but did not. As a result, the United States Court of Appeals for the Second Circuit issued a mandate to officially close the class action on November 12, 2020.

In connection with the Offer and Merger, on March 9, 2021, a complaint captioned Cave v. Synacor, Inc., et al., Case No. 1:21-cv-02037 (the “Cave Complaint”), on March 10, 2021, a complaint captioned Delgado v. Synacor, Inc., et al., Case No. 1:21-cv-02054 (the “Delgado Complaint”), on March 11, 2021, complaints captioned Hammond v. Synacor, Inc., et al., Case No. 1:21-cv-02107 (the “Hammond Complaint”), and Gontaruk v. Synacor, Inc., et al., Case No. 1:21-cv-02128 (the “Gontaruk Complaint”), on March 15, 2021, a complaint captioned Perkins v. Synacor, Inc., et al., Case No. 1:21-cv-02250 (the “Perkins Complaint”), on March 16, 2021, complaints captioned Bushansky v. Synacor, Inc., et al., Case No. 1:21-cv-02268 (the “Bushansky Complaint”), Cook v. Synacor, Inc., et al., Case No. 1:21-cv-02271 (the “Cook Complaint”), and Kent v. Synacor, Inc., et al., Case No. 1:21-cv-02276 (the “Kent Complaint”), and on March 17, 2021, a complaint captioned Jones v. Synacor, Inc., et al., Case No. 1:21-cv-02320 (the “Jones Complaint”) were each filed in the United States District Court for the Southern District of New York against the Company and each member of the Board and, in the case of the Gontaruk Complaint, Purchaser and Parent. On March 17, 2021, a complaint captioned Lenahan v. Synacor, Inc., et al., Case No. 1:21-cv-01402 (the “Lenahan Complaint”), was filed in the United States District Court for the Eastern District of New York, and a complaint captioned Waterman v. Synacor, Inc., et al., Case No. 2:21-cv-01296 (the “Waterman Complaint” and together with the Cave Complaint, the Delgado Complaint, the Hammond Complaint, the Gontaruk Complaint, the Perkins Complaint, Bushansky Complaint, the Cook Complaint, the Kent Complaint, the Jones Complaint and the Lenahan Complaint, the “Complaints”), was filed in the United States District Court for the Eastern District of Pennsylvania, in each case against the Company and each member of the Board and, in the case of the Waterman Complaint, Purchaser and Parent. Each of the Complaints was brought on behalf of a purported stockholder of the Company.

Each of the Complaints generally alleges violations of Sections 14(e), 14(d), and 20(a) of the Exchange Act and Rule 14d-9 promulgated thereunder in connection with the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 (“Schedule 14D-9”) for the Offer and, in the case of the Cave Complaint and the Delgado Complaint, asserts common law claims of breach of fiduciary duty against members of the Board in connection with the Offer and Merger, and, in the case of the Cave Complaint, claims of aiding and abetting a breach of fiduciary duty against the Company in connection with the Offer and Merger. In particular, each of the Complaints generally allege that the Schedule 14D-9 contains materially misleading and incomplete information concerning: (i) the background and process leading up to the Offer and the Merger; (ii) the Company’s financial projections set forth in the Schedule 14D-9; (iii) the description of the fairness opinion and financial analyses performed by Canaccord Genuity, LLC, which acted as the Company’s financial advisor for the Offer and Merger; and (iv) with respect to the Cave Complaint, the Bushansky Complaint, the Kent Complaint and the Perkins Complaint, certain conflicts of interest involving Company management. The Cave Complaint also alleges that the members of the Board breached their fiduciary duties of care, loyalty and good faith owed to the plaintiff in connection with the Offer and the Merger. The Delgado Complaint also alleges that the members of the Board breached their fiduciary duties of candor and disclosure owed to the plaintiff with respect to the disclosures included in or omitted from the Schedule 14D-9. The Cook Complaint alleges that the members of the Board breached their fiduciary duties owed to the plaintiff with respect to the Offer consideration. The Cook Complaint also contains additional allegations relating to the Offer consideration and certain deal protection devices agreed to by the Company in the Merger Agreement

The Cave Complaint seeks, among other things: (i) to enjoin the defendants from proceeding with the Offer and the Merger; (ii) to rescind the Offer and the Merger or recover damages in the event that the Offer and Merger are consummated; (iii) to declare that the Merger Agreement was agreed to in breach of the Board’s fiduciary duties and is therefore unlawful and unenforceable; (iv) to direct the members of the Board to exercise their fiduciary duties to commence a sale process that is reasonably designed to secure the best possible consideration for the Company and obtain a transaction which is in the best interests of Company and the plaintiff as a purported Company stockholder; (v) to direct the Company and the Board to account to plaintiff for damages sustained; and (vi) an award of costs of bringing the lawsuit, including attorneys’ and experts’ fees.

27

The Delgado Complaint seeks, among other things: (i) to enjoin the defendants from proceeding with the Offer unless the Company discloses additional information discussed in the Delgado Complaint; (ii) to direct the Company and the Board to account to plaintiff for damages sustained; and (iii) an award of costs of bringing the lawsuit, including attorneys’ and experts’ fees.

The Hammond Complaint seeks, among other things: (i) to enjoin the defendants from proceeding with, consummating or closing the Offer and the Merger; (ii) to direct the defendants to disseminate revised disclosures to the Schedule 14D-9; (iii) to direct the defendants to account to plaintiff for damages sustained; and (vi) an award of costs of bringing the lawsuit, including attorneys’ and experts’ fees.

The Gontaruk Complaint seeks, among other things: (i) to enjoin the defendants from proceeding with, consummating or closing the Offer and the Merger; (ii) to rescind the Offer and the Merger or recover damages in the event that the Offer and Merger are consummated; (iii) to direct the individual defendants to disseminate revised disclosures to the Schedule 14D-9; (iv) to declare that the respective defendants violated Sections 14(e), 14(d), and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder; and (iv) an award of costs of bringing the lawsuit, including attorneys’ and experts’ fees.

The Perkins Complaint seeks, among other things: (i) to enjoin the defendants from proceeding with, consummating or closing the Offer and the Merger; (ii) to rescind the Offer and the Merger or recover damages in the event that the Offer and Merger are consummated; (iii) to direct the individual defendants to disseminate revised disclosures to the Schedule 14D-9; and (iv) an award of costs of bringing the lawsuit, including attorneys’ and experts’ fees.

The Bushansky Complaint seeks, among other things: (i) to enjoin the defendants from proceeding with, consummating or closing the Offer and the Merger; (ii) to rescind the Offer and the Merger or recover damages in the event that the Offer and Merger are consummated; and (iii) an award of costs of bringing the lawsuit, including attorneys’ and experts’ fees.

The Cook Complaint seeks, among other things: (i) to enjoin the defendants from proceeding with, consummating or closing the Offer and the Merger until the Company disseminates revised disclosures to the Schedule 14D-9; (ii) to rescind the Offer and the Merger or recover damages in the event that the Offer and Merger are consummated; (iii) to direct the defendants to account to the plaintiffs for all damages sustained; and (iv) an award of costs of bringing the lawsuit, including attorneys’ and experts’ fees.

The Kent Complaint seeks, among other things: (i) to enjoin the defendants from proceeding with, consummating or closing the Offer and the Merger; (ii) to rescind the Offer and the Merger or recover damages in the event that the Offer and Merger are consummated; and (iii) an award of costs of bringing the lawsuit, including attorneys’ and experts’ fees.

The Jones Complaint seeks, among other things: (i) to enjoin the defendants from filing any amendment to the Schedule 14D-9 unless and until the defendants agree to include in the amendment the material information addressed in the Jones Complaint; (ii) to enjoin the defendants from proceeding with the Offer and the Merger, unless and until the defendants disclose the information addressed in the Jones Complaint; (iii) to rescind the Offer and the Merger or recover damages in the event that the Offer and Merger are consummated; (iv) to direct the defendants to account to the plaintiffs for all damages sustained; and (v) an award of costs of bringing the lawsuit, including attorneys’ and experts’ fees.

The Lenahan Complaint seeks, among other things: (i) to enjoin the defendants from proceeding with the Offer and the Merger, unless and until the defendants disclose and disseminate the information addressed in the Lenahan Complaint; (ii) to rescind the Offer and the Merger or recover damages in the event that the Offer and Merger are consummated; (iii) to declare that the defendants violated Sections 14(e), 14(d), and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder; and (iv) an award of costs of bringing the lawsuit, including attorneys’ and experts’ fees.

The Waterman Complaint seeks, among other things: (i) to enjoin the defendants from proceeding with, consummating or closing the Offer and the Merger; (ii) to rescind the Offer and the Merger or recover damages in the event that the Offer and Merger are consummated; (iii) to direct the defendants to file a Schedule 14D-9 with the information addressed in the Waterman Complaint; (iv) to declare that the defendants violated Sections 14(e), 14(d), and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder; and (v) an award of costs of bringing the lawsuit, including attorneys’ and experts’ fees.

The Company believes that each of these Complaints is wholly without merit.
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
28

9. LEASES
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
The components of lease costs are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Finance lease cost
Amortization of right-of-use assets	$2,862	$3,590
Interest	123	237
Operating lease cost	2,572	3,666
Total lease cost	$5,557	$7,493
The lease term and discount rate are as follows:

	December 31, 2020		December 31, 2019
Weighted Average Remaining Lease Term
Operating leases	1.4	Years	2.0	Years
Finance leases	2.3	Years	1.2	Years

Weighted Average Discount Rate
Operating leases	6.0%		6.0%
Finance leases	4.4%		5.0%

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2020 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2021	$2,290	$1,070
2022	1,134	765
2023	446	328
2024	38	29
2025	—	2
Total undiscounted cash flows	$3,908	$2,194
Less imputed interest	(235)	(120)
Present value of lease liabilities	$3,673	$2,074
29

Supplemental cash flow information related to leases are as follows (in thousands):

	Twelve months ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,791	$3,671
Operating cash flows from finance leases	$123	$237
Financing cash flows from finance leases	$3,086	$3,427

Lease liabilities arising from obtaining right-of-use-assets:
Operating leases	$1,208	$175
Finance leases	$1,675	$3,152

During the year end ended December 31, 2020, the Company recorded $0.6 million in impairment charges related to operating lease ROU assets associated with certain leased office spaces being used in a manner different than originally planned as part of cost cutting initiatives. These charges are included in general and administrative expense in the consolidated statement of operations. No such impairment charges occurred in the year ended December 31, 2019.
30

10. EQUITY
Stock Repurchases —In February 2014, the board of directors approved a Stock Repurchase Program, which authorizes a repurchase of up to $5.0 million worth of the Company’s outstanding common stock. The Stock Repurchase Program has no expiration date, and may be suspended or discontinued at any time without notice. There were no repurchases under this program during the years ended December 31, 2020 or 2019. The Company has repurchased $0.6 million of its outstanding stock under this authorization to date.
Withhold to Cover —During the years ended December 31, 2020 or 2019, certain employees, in lieu of paying withholding taxes on the vesting of certain shares of restricted stock awards, authorized the withholding of shares of the Company’s common stock to satisfy their minimum statutory tax withholding requirements related to such vesting. These shares were recorded as treasury stock using the cost method at the per share closing price on the date of vesting.
31

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
The following table presents the weighted-average assumptions used to estimate the fair value of options granted (excluding replacement options in conjunction with modifications described below) during the periods presented:

	Years Ended December 31,
	2020	2019
Expected dividend yield	—%	—%
Expected stock price volatility	63.8%	66.7%
Risk-free interest rate	1.8%	2.0%
Expected life of options (in years)	5.70	5.27
The Company determines expected volatility using historical volatility based on daily closing prices of the Company's common stock over periods that correlate with the expected terms of the awards. The risk-free rate is based on the United States Treasury yield curve at the time of grant for the appropriate expected term of the awards granted. Expected dividends are based on our history and expectation of dividend payouts. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The expected life assumption represents the weighted-average period awards are expected to remain outstanding. The expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods.
The Company recorded $1.5 million and $1.6 million of stock-based compensation expense for the years ended December 31, 2020, and 2019, respectively. Expense related to stock option grants of non-qualified stock options (“NSOs”) results in a temporary tax difference, which gives rise to a deferred income tax asset.
Total stock-based compensation expense included in the accompanying consolidated statements of operations for the years ended December 31, 2020 and 2019, is as follows (in thousands):

	Years Ended December 31,
	2020	2019
Technology and development	$218	$338
Sales and marketing	407	513
General and administrative	831	765
Total stock-based compensation expense	$1,456	$1,616
Equity Incentive Plans —The Company has two stock option plans (the 2006 Stock Plan and the Amended and Restated 2012 Equity Incentive Plan), which, as of December 31, 2020, authorize the Company to grant up to 17.1 million stock options (ISOs and NSOs), stock appreciation rights, restricted stock, RSUs and PSUs. The ISOs and NSOs will be granted at a price per share not less than the fair value of the Company’s common stock at the date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining 75% vesting monthly thereafter. Options granted generally are exercisable up to 10 years. RSUs generally vest over a 3 year period with one-sixth vesting at the end of each six-month period. PSUs vest annually over a 4 year period with the number of shares earned dependent upon the Company's achievement of certain financial performance targets.
Special Purpose Recruitment Plan —During 2013, our shareholders approved the Special Purpose Recruitment Plan from which equity compensation awards are granted to newly-hired employees. One million shares of common stock were reserved for issuance and have all been granted under this plan.
32

Stock Option Activity —A summary of stock option activity for the year ended December 31, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2020	7,296,746	$2.48
Granted	89,100	1.49
Exercised	—	—
Forfeited	(161,651)	2.28
Expired	(1,261,889)	2.73
Outstanding—December 31, 2020	5,962,306	$2.42	$8	4.72
Expected to vest—December 31, 2020	5,954,759	$2.42	$7	4.71
Vested and exercisable—December 31, 2020	5,396,910	$2.47	$—	4.39
Aggregate intrinsic value represents the difference between the closing stock price of the Company’s common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the Nasdaq as of December 31, 2020 was $1.36. There were no options exercised for the year ended December 31, 2020. The total intrinsic value of options exercised was $10 thousand for the year ended December 31, 2019. The weighted-average grant date fair value of options granted was $0.86 per share and $0.97 per share for the years ended December 31, 2020 and 2019, respectively.
As of December 31, 2020, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was $0.6 million, which is expected to be recognized over a weighted-average period of 1.68 years.
RSU Activity —A summary of RSU activity for the year ended December 31, 2020 is as follows:

	Number of Shares	Weighted Average Fair Value
Unvested—January 1, 2020	677,354	$1.54
Granted	1,250,595	1.18
Vested	(503,048)	1.38
Forfeited	(38,168)	1.53
Unvested—December 31, 2020	1,386,733	$1.27
As of December 31, 2020, total unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs was $1.3 million. This cost is expected to be recognized over a weighted-average remaining period of 2.21 years.
PSU Activity  — A summary of PSU activity for the year ended December 31, 2020 is as follows:

	Number of Shares	Weighted Average Fair Value
Unvested—January 1, 2020	297,789	$1.36
Granted	336,100	1.21
Vested	—	—
Forfeited	(74,442)	1.36
Unvested—December 31, 2020	559,447	$1.27
During the year ended December 31, 2020, certain employees were granted PSUs. The PSUs vest annually over three years from the grant date based on continuous service, with the number of shares earned dependent upon the Company's achievement of certain financial performance targets measured over the period from January 1, 2020 through December 31, 2023. The number of shares earned can range from 0% to 150% of the target award.
As of December 31, 2020, total unrecognized compensation cost, adjusted for estimated forfeitures, related to PSUs was $0.4 million. This cost is expected to be recognized over a weighted-average remaining period of 3.58 years.
33

12. NET LOSS PER COMMON SHARE DATA
Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the exercise of stock options, and to a lesser extent, shares issuable upon the release of RSUs and PSUs. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method.
The following equivalent shares were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive for the periods presented:

	Year Ended December 31,
	2020	2019
Anti-dilutive equity awards:
Stock options	6,672,102	7,553,379
Restricted stock units	919,296	447,886
Performance based stock units	372,675	119,116

34

13. SUBSEQUENT EVENTS
On February 10, 2021, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, CLP SY Holding, LLC, a Delaware limited liability company (“Parent”), and SY Merger Sub Corporation, a Delaware corporation and an indirect wholly-owned subsidiary of the Parent (“Purchaser”), pursuant to which Purchaser agreed to commence a tender offer (the “Offer”) to purchase any and all of the issued and outstanding shares of the Company’s common stock, par value $0.01 per share (the “Company Shares”), at a price per Company Share of $2.20, in cash, without interest and subject to any withholding taxes required by applicable law (such amount or any higher amount per Company Share that may be paid pursuant to the Offer, the “Offer Price”), which Offer was commenced on March 3, 2021.

The Merger Agreement provides that the Company may not solicit or support any alternative acquisition proposals (subject to customary exceptions for the Company’s Board of Directors to respond to unsolicited proposals or intervening events in the exercise of its fiduciary duties). In addition, in connection with the termination of the Merger Agreement in certain circumstances, the Company will be obligated to pay a termination fee of $3.5 million and/or reimburse Parent for related enforcement costs incurred in connection with the transactions contemplated by the Merger Agreement.

The closing of the Offer is subject to various conditions, including there being validly tendered in the Offer (in the aggregate) and not properly withdrawn prior to the expiration of the Offer that number of Company Shares that equals at least a majority in voting power of the Company Shares then issued and outstanding (the “Minimum Condition”).

As soon as practicable following the acceptance by Purchaser of the Company Shares in the Offer, Purchaser will be merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”) on the terms and subject to the conditions set forth in the Merger Agreement, with the Merger to be effected pursuant to Section 251(h) of the General Corporation Law of the State of Delaware, as amended (the “DGCL”). As a result of, and at the effective time of the Merger (the “Effective Time”), each outstanding Company Share not purchased in the Offer (other than (1) Company Shares owned by Parent, Purchaser or the Company or any direct or indirect wholly-owned subsidiary of Parent of the Company, including all Company shares held as treasury stock or (2) any Company Shares for which the holder has properly demanded the appraisal of such shares pursuant to the DGCL) will be converted automatically into the right to receive a cash amount, without interest, subject to any withholding of taxes required by applicable law, equal to the Offer Price (referred to as the “Merger Consideration”).

At the Effective Time, subject to the terms and conditions set forth in the Merger Agreement, each stock option to purchase Company Shares (an “Option”), each restricted share unit award (an “RSU”) and each performance share unit award (a “PSU”) of the Company that is outstanding immediately prior to the Effective Time, whether vested or unvested as of the Effective Time, will automatically be cancelled and converted into the holder’s right to receive a cash amount equal to the product of (i) the total number of Company Shares underlying such Option, RSU or PSU and (ii) (a) in the case of any such Option, the excess (if any) of the Merger Consideration over the per-share exercise price of such Option, and (b) with respect to any such RSU or PSU, the Merger Consideration. If the per-share exercise price of an Option is equal to or greater than the Merger Consideration, such Option shall be cancelled for no consideration.

Pursuant to an equity commitment letter dated February 10, 2021, Centre Lane Partners V, L.P. has committed to provide Parent, on the terms and subject to the conditions set forth in the equity commitment letter, at the Effective Time, with an aggregate equity contribution of up to $87.6 million plus the aggregate amount payable to holders of Options, RSUs, and PSUs pursuant to the Merger Agreement. This amount is sufficient to fund the payment of the Offer Price for all of the Company Shares tendered in the Offer and the Merger Consideration for all the Company Shares exchanged in the Merger and any other amounts required to be paid in connection with the transaction (including any amounts payable in respect of the Options, RSUs and PSUs under the Merger Agreement).

Pursuant to the terms of the Merger Agreement, the Offer and the Merger are subject to certain other customary closing conditions, including, but not limited to, the Minimum Condition, the receipt of regulatory approvals, the continued accuracy of the representations of the Company and the absence of any material breach of the Company’s covenants or material adverse effect with respect to the Company.
******
35